Form 10-Q
period 2019-06-30
Trine Acquisition Corp.
filed 2019-08-09
CIK 1754820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2019

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 9, 2019, 30,015,000 shares of Class A common stock, $0.0001 par value, and 7,503,750 shares of Class B common stock, $0.0001 par value, issued and outstanding.

TRINE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRINE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets
Cash	$1,039,200	$119,136
Prepaid income tax	653,505	—
Prepaid expenses	282,843	—
Total Current Assets	1,975,548	119,136

Security deposit	23,800	23,800
Deferred offering costs	—	182,742
Marketable securities held in Trust Account	301,421,851	—
Total Assets	$303,421,199	$325,678

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$108,360	$20,222
Accrued offering costs	1,699	25,149
Promissory note – related party	—	299,000
Total Current Liabilities	110,059	344,371

Deferred tax liability	42,585	—
Deferred underwriting fee payable	10,505,250	—
Total Liabilities	10,657,894	344,371

Commitments and Contingencies (Note 6)

Common stock subject to possible redemption, 28,664,418 shares at redemption value as of June 30, 2019	287,763,301	—

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,350,582 and -0- shares issued and outstanding (excluding 28,664,418 and -0- shares subject to possible redemption) as of June 30, 2019 and December 31, 2018, respectively	135	—
Class B convertible common stock, $0.0001 par value; 10,000,000 shares authorized; 7,503,750 shares issued and outstanding June 30, 2019 and December 31, 2018	750	750
Additional paid in capital	3,831,174	24,250
Retained earnings/(Accumulated deficit)	1,167,945	(43,693)
Total Stockholders’ Equity (Deficit)	5,000,004	(18,693)
Total Liabilities and Stockholders’ Equity (Deficit)	$303,421,199	$325,678

The accompanying notes are an integral part of the condensed financial statements.

TRINE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019

Operating costs	$433,962	$671,133
Loss from operations	(433,962)	(671,133)

Other income:
Interest income	1,811,455	2,002,063
Unrealized gain on marketable securities held in Trust Account	196,280	202,788
Other income	2,007,735	2,204,851

Income before provision for income taxes	1,573,773	1,533,718
Provision for income taxes	(320,714)	(322,080)
Net Income	$1,253,059	$1,211,638

Weighted average shares outstanding, basic and diluted (1)	8,881,762	7,804,138

Basic and diluted net loss per common share (2)	$(0.03)	$(0.06)

(1)	Excludes an aggregate of up to 28,664,418 shares subject to possible redemption at June 30, 2019.

(2)	Net loss per common share – basic and diluted excludes interest income of $1,563,355 and $1,702,546 attributable to common stock subject to possible redemption for the three and six months ended June 30, 2019.

The accompanying notes are an integral part of these condensed financial statements.

TRINE ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2019	—	$—	7,503,750	$750	$24,250	$(43,693)	$(18,693)

Sale of 30,015,000 Units, net of underwriting discount and offering expenses	30,015,000	3,002	—	—	283,064,358	—	283,067,360

Sale of 8,503,000 Private Placement Warrants	—	—	—	—	8,503,000	—	8,503,000

Common stock subject to possible redemption	(28,636,988)	(2,864)	—	—	(286,507,378)	—	(286,510,242)

Net loss	—	—	—	—	—	(41,421)	(41,421)

Balance – March 31, 2019 (unaudited)	1,378,012	138	7,503,750	750	5,084,230	(85,114)	5,000,004

Change in value of ommon stock subject to possible redemption	(27,430)	(3)	—	—	(1,253,056)	—	(1,253,059)

Net income	—	—	—	—	—	1,253,059	1,253,059

Balance – June 30, 2019 (unaudited)	1,350,582	$135	7,503,750	$750	$3,831,174	$1,167,945	$5,000,004

The accompanying notes are an integral part of the condensed financial statements.

TRINE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2019

(Unaudited)

Cash Flows from Operating Activities:
Net income	$1,211,638
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,002,063)
Unrealized gain on marketable securities held in Trust Account	(202,788)
Deferred income taxes	42,585
Changes in operating assets and liabilities:
Prepaid income tax	(653,505)
Prepaid expenses	(282,843)
Accounts payable and accrued expenses	88,138
Net cash used in operating activities	(1,798,838)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(300,150,000)
Cash withdrawn from Trust Account to pay income taxes	933,000
Net cash used in investing activities	(299,217,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	294,147,000
Proceeds from sale of Private Placement Warrants	8,503,000
Advances from related party	150,000
Repayment of advances from related party	(150,000)
Repayment of promissory note – related party	(299,000)
Payment of offering costs	(415,098)
Net cash provided by financing activities	301,935,902

Net Change in Cash	920,064
Cash – Beginning	119,136
Cash – Ending	$1,039,200

Supplemental cash flow information:
Cash paid for income taxes	$933,000

Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$248,644,071
Change in value of common stock subject to possible redemption	$39,119,230
Offering costs included in accrued offering costs	$1,699
Deferred underwriting fee payable	$10,505,250

The accompanying notes are an integral part of these condensed financial statements.

TRINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

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

As of June 30, 2019, the Company had not commenced any operations. All activity for the period from September 26, 2018 (inception) through June 30, 2019 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target business for a Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and marketable securities from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $17,082,640, consisting of $6,003,000 of underwriting fees, $10,505,250 of deferred underwriting fees and $574,390 of other offering costs. In addition, as of June 30, 2019, $1,039,200 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

JUNE 30, 2019

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

TRINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus as filed with the SEC on March 18, 2019, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on March 25, 2019 and April 4, 2019. The interim results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2019 and December 31, 2018.

Marketable securities held in Trust Account

At June 30, 2019, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

TRINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2019 and December 31, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at June 30, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 23,510,500 shares of common stock in the calculation of diluted loss per common share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Reconciliation of net loss per common share

The Company’s net loss is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Net income	$1,253,059	$1,211,638
Less: Income attributable to common stock subject to possible redemption	(1,563,355)	(1,702,546)
Adjusted net loss	$(310,296)	$(490,908)

Weighted average shares outstanding, basic and diluted	8,881,762	7,804,138

Basic and diluted net loss per share	$(0.03)	$(0.06)

TRINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2019 and December 31, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

TRINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

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

TRINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

Administrative Support Agreement

In November 2018, the Company agreed to pay its Chief Financial Officer a fee of approximately $16,667 per month. In March 2019, such amount increased to $25,000 per month, which will be payable until the earlier of the consummation of an Initial Business Combination or the Company’s liquidation. For the three and six months ended June 30, 2019, the Company incurred $75,000 and $129,167 in fees, respectively.

The Company entered into an agreement whereby, commencing on the March 14, 2019 through the earlier of the Company’s consummation of an Initial Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $35,000 per month for office space, utilities and secretarial and administrative support. For the three and six months ended June 30, 2019, the Company incurred $105,000 and $122,500 in fees for these services.

Note 6 — Commitments and Contingencies

Contingent Fee Arrangement

In October 2018, the Company agreed to pay its President a fee of $12,500 per month. One-half of the fee became payable upon the closing of the Initial Public Offering and the other one-half of the fee will accrue and become payable on the consummation of the Initial Business Combination. As of June 30, 2019, the Company incurred $56,250 in fees related to the portion that became payable upon the closing of the Initial Public Offering. If the Company does not consummate an Initial Business Combination, the Company will not be required to pay the contingent fees that will become payable on the consummation of the Initial Business Combination. As of June 30, 2019, the amount of these contingent fees was $56,250.

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

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

Common Stock

The authorized common stock of the Company includes up to 100,000,000 shares of Class A common stock and 10,000,000 shares of Class B convertible common stock. The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination, to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At June 30, 2019 and December 31, 2018, there were 1,350,582 and -0- shares of Class A common stock issued and outstanding, excluding 28,664,418 and -0- shares of Class A common stock subject to possible redemption, respectively, and 7,503,750 shares of Class B convertible common stock issued and outstanding.

TRINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

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

TRINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2019
Assets:
Marketable securities held in Trust Account	1	$301,421,851

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Trine Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer Trine Sponsor IH LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2019 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2019, we had net income of $1,253,059, which consisted of interest income on marketable securities held in the Trust Account of $1,811,455 and an unrealized gain on marketable securities held in our Trust Account of $196,280, offset by operating costs of $433,962 and a provision for income taxes of $320,714.

For the six months ended June 30, 2019, we had net income of $1,211,638, which consisted of interest income on marketable securities held in the Trust Account of $2,002,063 and an unrealized gain on marketable securities held in our Trust Account of $202,788, offset by operating costs of $671,133 and a provision for income taxes of $322,080.

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

Following the Initial Public Offering, the exercise of the over-allotment option and the sale of the Private Placement Warrants, a total of $300,150,000 was placed in the Trust Account and, as of June 30, 2019, we had $1,039,200 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $17,082,640 in transaction costs, including $6,003,000 of underwriting fees, $10,505,250 of deferred underwriting fees and $574,390 of other offering costs.

For the six months ended June 30, 2019, cash used in operating activities was $1,798,838, which was comprised on our net income of $1,211,638, interest earned on marketable securities held in the Trust Account of $2,002,063, an unrealized gain on marketable securities held in our Trust Account of $202,788, deferred income taxes of $42,585 and changes in operating assets and liabilities, which used $848,210 of cash from operating activities.

As of June 30, 2019, we had marketable securities held in the Trust Account of $301,421,851 (including approximately $1,272,000 of interest income and unrealized gains) consisting of cash and U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2019, we withdrew $933,000 of interest earned on the Trust Account to pay income taxes.

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

At June 30, 2019, we had cash of $1,039,200 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated March 14, 2019, by and among the Company, BTIG LLC and Cantor Fitzgerald & Co., as representatives of the several underwriters. (1)
3.1	Amended and Restated Certificate of Incorporation. (1)
4.1	Warrant Agreement, dated March 14, 2019, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
10.1	Letter Agreement, dated March 14, 2019, by and among the Company, its officers, directors and the Sponsor. (1)
10.2	Investment Management Trust Agreement, dated March 14, 2019, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.3	Registration Rights Agreement, dated March 14, 2019, by and among the Company and the certain security holders. (1)
10.4	Administrative Support Agreement, dated March 14, 2019, by and between the Company and Robin Trine Holdings LLC. (1)
10.5	Private Placement Warrants Purchase Agreement, dated March 14, 2019, by and between the Company and the Sponsor. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 20, 2019 and incorporated by reference herein

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINE ACQUISITION CORP.

Date: August 9, 2019	By:	/s/ Leo Hindery, Jr.
	Name:	Leo Hindery, Jr
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2019	By:	/s/ Pierre M. Henry
	Name:	Pierre M. Henry
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)