Form 10-Q
period 2019-09-30
Trine Acquisition Corp.
filed 2019-11-08
CIK 1754820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2019

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

As of November 8, 2019, 30,015,000 shares of Class A common stock, $0.0001 par value, and 7,503,750 shares of Class B common stock, $0.0001 par value, issued and outstanding.

TRINE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2019

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRINE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets
Cash	$588,282	$119,136
Prepaid income taxes	392,351	—
Prepaid expenses	309,314	—
Total Current Assets	1,289,947	119,136

Security deposit	23,800	23,800
Deferred offering costs	—	182,742
Marketable securities held in Trust Account	302,997,890	—
Total Assets	$304,311,637	$325,678

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$196,138	$20,222
Accrued offering costs	—	25,149
Promissory note – related party	—	299,000
Total Current Liabilities	196,138	344,371

Deferred tax liability	5,189	—
Deferred underwriting fee payable	10,505,250	—
Total Liabilities	10,706,577	344,371

Commitments and Contingencies (Note 6)

Common stock subject to possible redemption, 28,603,405 shares at redemption value as of September 30, 2019	288,605,059	—

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,411,595 and -0- shares issued and outstanding (excluding 28,603,405 and -0- shares subject to possible redemption) as of September 30, 2019 and December 31, 2018, respectively	141	—
Class B convertible common stock, $0.0001 par value; 10,000,000 shares authorized; 7,503,750 shares issued and outstanding September 30, 2019 and December 31, 2018	750	750
Additional paid in capital	2,989,410	24,250
Retained earnings/(Accumulated deficit)	2,009,700	(43,693)
Total Stockholders’ Equity (Deficit)	5,000,001	(18,693)
Total Liabilities and Stockholders’ Equity (Deficit)	$304,311,637	$325,678

The accompanying notes are an integral part of the condensed financial statements.

TRINE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019

Operating costs	$510,526	$1,181,659
Loss from operations	(510,526)	(1,181,659)

Other income:
Interest income	1,754,117	3,756,180
Unrealized (loss) gain on marketable securities held in Trust Account	(178,078)	24,710
Other income	1,576,039	3,780,890

Income before provision for income taxes	1,065,513	2,599,231
Provision for income taxes	(223,758)	(545,838)
Net Income	$841,755	$2,053,393

Weighted average shares outstanding, basic and diluted (1)	8,854,332	8,158,050

Basic and diluted net loss per common share (2)	$(0.05)	$(0.11)

(1)	Excludes an aggregate of 28,603,405 shares subject to possible redemption at September 30, 2019.

(2)	Net loss per common share – basic and diluted excludes interest income of $1,241,074 and $2,940,055 attributable to common stock subject to possible redemption for the three and nine months ended September 30, 2019, respectively.

The accompanying notes are an integral part of these condensed financial statements.

TRINE ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

	Class A Common Stock		Class B Common Stock		Additional Paid in	Retained Earnings (Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Deficit)
Balance – January 1, 2019	—	$—	7,503,750	$750	$24,250	$(43,693)	$(18,693)

Sale of 30,015,000 Units, net of underwriting discount and offering expenses	30,015,000	3,002	—	—	283,064,358	—	283,067,360

Sale of 8,503,000 Private Placement Warrants	—	—	—	—	8,503,000	—	8,503,000

Common stock subject to possible redemption	(28,636,988)	(2,864)	—	—	(286,507,378)	—	(286,510,242)

Net loss	—	—	—	—	—	(41,421)	(41,421)

Balance – March 31, 2019 (unaudited)	1,378,012	138	7,503,750	750	5,084,230	(85,114)	5,000,004

Change in value of common stock subject to possible redemption	(27,430)	(3)	—	—	(1,253,056)	—	(1,253,059)

Net income	—	—	—	—	—	1,253,059	1,253,059

Balance – June 30, 2019 (unaudited)	1,350,582	135	7,503,750	750	3,831,174	1,167,945	5,000,004

Change in value of common stock subject to possible redemption	61,013	6	—	—	(841,764)	—	(841,758)

Net income	—	—	—	—	—	841,755	841,755

Balance – September 30, 2019 (unaudited)	1,411,595	$141	7,503,750	$750	$2,989,410	$2,009,700	$5,000,001

The accompanying notes are an integral part of the condensed financial statements.

TRINE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2019

(Unaudited)

Cash Flows from Operating Activities:
Net income	$2,053,393
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,756,180)
Unrealized gain on marketable securities held in Trust Account	(24,710)
Deferred income taxes	5,189
Changes in operating assets and liabilities:
Prepaid income taxes	(392,351)
Prepaid expenses	(309,314)
Accounts payable and accrued expenses	175,916
Net cash used in operating activities	(2,248,057)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(300,150,000)
Cash withdrawn from Trust Account to pay income taxes	933,000
Net cash used in investing activities	(299,217,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	294,147,000
Proceeds from sale of Private Placement Warrants	8,503,000
Advances from related party	150,000
Repayment of advances from related party	(150,000)
Repayment of promissory note – related party	(299,000)
Payment of offering costs	(416,797)
Net cash provided by financing activities	301,934,203

Net Change in Cash	469,146
Cash – Beginning	119,136
Cash – Ending	$588,282

Supplemental cash flow information:
Cash paid for income taxes	$933,000

Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$248,644,071
Change in value of common stock subject to possible redemption	$39,960,988
Deferred underwriting fee payable	$10,505,250

The accompanying notes are an integral part of these condensed financial statements.

TRINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

As of September 30, 2019, the Company had not commenced any operations. All activity for the period from September 26, 2018 (inception) through September 30, 2019 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target business for a Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and marketable securities from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $17,082,640, consisting of $6,003,000 of underwriting fees, $10,505,250 of deferred underwriting fees and $574,390 of other offering costs. In addition, as of September 30, 2019, $588,282 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

SEPTEMBER 30, 2019

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

SEPTEMBER 30, 2019

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus as filed with the SEC on March 18, 2019, as well as the Company’s Current Reports on Form 8-K , as filed with the SEC on March 25, 2019 and April 4, 2019. The interim results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

The Company had no activity for the period from September 26, 2018 (inception) through September 30, 2018. Accordingly, the condensed statement of operations and condensed statement of cash flows for the comparative period from September 26, 2018 (inception) through September 30, 2018 are not presented.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2019 and December 31, 2018.

TRINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

Marketable securities held in Trust Account

At September 30, 2019, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2019 and December 31, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 23,510,500 shares of common stock in the calculation of diluted loss per common share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

TRINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

Reconciliation of net loss per common share

The Company’s net loss is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Net income	$841,755	$2,053,393
Less: Income attributable to common stock subject to possible redemption	(1,241,074)	(2,940,055)
Adjusted net loss	$(399,319)	$(886,662)

Weighted average shares outstanding, basic and diluted	8,854,332	8,158,050

Basic and diluted net loss per share	$(0.05)	$(0.11)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2019 and December 31, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

TRINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

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

SEPTEMBER 30, 2019

(Unaudited)

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

Administrative Support Agreement

In November 2018, the Company agreed to pay its Chief Financial Officer a fee of approximately $16,667 per month. In March 2019, such amount increased to $25,000 per month, which will be payable until the earlier of the consummation of an Initial Business Combination or the Company’s liquidation. For the three and nine months ended September 30, 2019, the Company incurred $75,000 and $204,167 in fees, respectively.

The Company entered into an agreement whereby, commencing on the March 14, 2019 through the earlier of the Company’s consummation of an Initial Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $35,000 per month for office space, utilities and secretarial and administrative support. For the three and nine months ended September 30, 2019, the Company incurred $105,000 and $227,500 in fees for these services. At September 30, 2019, $44,164 of such fees is included in accounts payable and accrued expenses in the accompanying condensed balance sheet.

Note 6 — Commitments and Contingencies

Contingent Fee Arrangement

In October 2018, the Company agreed to pay its President a fee of $12,500 per month. One-half of the fee became payable upon the closing of the Initial Public Offering and the other one-half of the fee will accrue and become payable on the consummation of the Initial Business Combination. As of September 30, 2019, the Company incurred $75,000 in fees related to the portion that became payable upon the closing of the Initial Public Offering. If the Company does not consummate an Initial Business Combination, the Company will not be required to pay the contingent fees that will become payable on the consummation of the Initial Business Combination. As of September 30, 2019, the amount of these contingent fees was $75,000.

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

SEPTEMBER 30, 2019

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

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

Common Stock

The authorized common stock of the Company includes up to 100,000,000 shares of Class A common stock and 10,000,000 shares of Class B convertible common stock. The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination, to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At September 30, 2019 and December 31, 2018, there were 1,411,595 and -0- shares of Class A common stock issued and outstanding, excluding 28,603,405 and -0- shares of Class A common stock subject to possible redemption, respectively, and 7,503,750 shares of Class B convertible common stock issued and outstanding.

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

TRINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

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

TRINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2019
Assets:
Marketable securities held in Trust Account	1	$302,997,890

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2019 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2019, we had net income of $841,755, which consisted of interest income on marketable securities held in the Trust Account of $1,754,117, offset by an unrealized loss on marketable securities held in our Trust Account of $178,078, operating costs of $510,526 and a provision for income taxes of $223,758.

For the nine months ended September 30, 2019, we had net income of $2,053,393, which consisted of interest income on marketable securities held in the Trust Account of $3,756,180 and an unrealized gain on marketable securities held in our Trust Account of $24,710, offset by operating costs of $1,181,659 and a provision for income taxes of $545,838.

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

Following the Initial Public Offering, the exercise of the over-allotment option and the sale of the Private Placement Warrants, a total of $300,150,000 was placed in the Trust Account and, as of September 30, 2019. We incurred $17,082,640 in transaction costs, including $6,003,000 of underwriting fees, $10,505,250 of deferred underwriting fees and $574,390 of other offering costs.

For the nine months ended September 30, 2019, cash used in operating activities was $2,248,057, which was comprised on our net income of $2,053,393, interest earned on marketable securities held in the Trust Account of $3,756,180, an unrealized gain on marketable securities held in our Trust Account of $24,710, deferred income taxes of $5,189 and changes in operating assets and liabilities, which used $525,749 of cash from operating activities.

As of September 30, 2019, we had marketable securities held in the Trust Account of $302,997,890 (including approximately $2,848,000 of interest income and unrealized gains) consisting of cash and U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2019, we withdrew $933,000 of interest earned on the Trust Account to pay income taxes.

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

At September 30, 2019, we had cash of $588,282 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 19, 2019, we consummated our Initial Public Offering of 26,100,000 Units. On March 29, 2019, in connection with underwriters’ election to fully exercise their over-allotment option, we sold an additional 3,915,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $300,150,000. BTIG, LLC and Cantor Fitzgerald & Co. acted as the joint book running managers of the offering and I-Bankers Securities, Inc. acted as co-manager. The securities sold in the offering were registered under the Securities Act on registration statements on Form S-1 (Nos. 333-229853 and 333-230295 ). The SEC declared the registration statement (File No. 333-230295 ) effective on March 14, 2019.

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

TRINE ACQUISITION CORP.

Date: November 8, 2019	By:	/s/ Leo Hindery, Jr.
	Name:	Leo Hindery, Jr
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2019	By:	/s/ Pierre M. Henry
	Name:	Pierre M. Henry
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)