Form 10-Q
period 2020-03-31
Trine Acquisition Corp.
filed 2020-05-13
CIK 1754820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2020

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

As of May 12, 2020, 30,015,000 shares of Class A common stock, $0.0001 par value, and 7,503,750 shares of Class B common stock, $0.0001 par value, issued and outstanding.

TRINE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRINE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets
Cash	$80,512	$138,533
Prepaid income taxes	142,812	242,620
Prepaid expenses	209,542	190,917
Total Current Assets	432,866	572,070

Security deposit	23,800	23,800
Marketable securities held in Trust Account	305,339,309	304,528,924
Total Assets	$305,795,975	$305,124,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities - Accounts payable and accrued expenses	$393,509	$303,190
Convertible promissory note – related party	376,801	—
Deferred tax liability	—	35,655
Deferred underwriting fee payable	10,505,250	10,505,250
Total Liabilities	11,275,560	10,844,095

Commitments and Contingencies (Note 6)

Common stock subject to possible redemption, 28,466,351 and 28,504,462 shares at redemption value as of March 31, 2020 and December 31, 2019, respectively	289,520,410	289,280,690

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,548,649 and 1,510,538 shares issued and outstanding (excluding 28,466,351 and 28,504,462 shares subject to possible redemption) as of March 31, 2020 and December 31, 2019, respectively	155	151
Class B convertible common stock, $0.0001 par value; 10,000,000 shares authorized; 7,503,750 shares issued and outstanding at March 31, 2020 and December 31, 2019	750	750
Additional paid in capital	2,074,045	2,313,769
Retained earnings	2,925,055	2,685,339
Total Stockholders’ Equity	5,000,005	5,000,009
Total Liabilities and Stockholders’ Equity	$305,795,975	$305,124,794

The accompanying notes are an integral part of the condensed financial statements.

TRINE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2020	2019

Operating costs	$506,516	$237,171
Loss from operations	(506,516)	(237,171)

Other income:
Interest income	810,385	190,608
Unrealized gain on marketable securities held in Trust Account	—	6,508
Other income	810,385	197,116

Income (loss) before provision for income taxes	303,869	(40,055)
Provision for income taxes	(64,153)	(1,366)
Net income (loss)	$239,716	$(41,421)

Weighted average shares outstanding, basic and diluted (1)	9,014,288	6,714,541

Basic and diluted net loss per common share (2)	$(0.05)	$(0.03)

(1)	Excludes an aggregate of 28,466,351 and 28,636,988 shares subject to possible redemption at March 31, 2020 and 2019, respectively.

(2)	Net loss per common share – basic and diluted excludes interest income of $660,306 and $139,060 attributable to common stock subject to possible redemption for the three months ended March 31, 2020 and 2019, respectively (see Note 2).

The accompanying notes are an integral part of these condensed financial statements.

TRINE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE MONTHS ENDED MARCH 31, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	1,510,538	$151	7,503,750	$750	$2,313,769	$2,685,339	$5,000,009

Change in value of common stock subject to possible redemption	38,111	4	—	—	(239,724)	—	(239,720)

Net income	—	—	—	—	—	239,716	239,716

Balance – March 31, 2020	1,548,649	$155	7,503,750	$750	$2,074,045	$2,925,055	$5,000,005

THREE MONTHS ENDED MARCH 31, 2019

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 1, 2019	—	$—	7,503,750	$750	$24,250	$(43,693)	$(18,693)

Sale of 30,015,000 Units, net of underwriting discount and offering expenses	30,015,000	3,002	—	—	283,064,358	—	283,067,360

Sale of 8,503,000 Private Placement Warrants	—	—	—	—	8,503,000	—	8,503,000

Common stock subject to possible redemption	(28,636,988)	(2,864)	—	—	(286,507,378)	—	(286,510,242)

Net loss		—	—	—	—	(41,421)	(41,421)

Balance – March 31, 2019	1,378,012	$138	7,503,750	$750	$5,084,230	$(85,114)	$5,000,004

The accompanying notes are an integral part of the condensed financial statements.

TRINE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2020	2019

Cash Flows from Operating Activities:
Net income (loss)	$239,716	$(41,421)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(810,385)	(190,608)
Unrealized gain on marketable securities held in Trust Account	—	(6,508)
Deferred tax benefit	(35,655)	1,366
Changes in operating assets and liabilities:
Prepaid income taxes	99,808	—
Prepaid expenses	(18,625)	(312,842)
Accounts payable and accrued expenses	90,319	59,767
Net cash used in operating activities	(434,822)	(490,246)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(300,150,000)
Net cash used in investing activities	—	(300,150,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting fees paid	—	294,147,000
Proceeds from sale of Private Placement Warrants	—	8,503,000
Advances from related party	—	150,000
Repayment of advances from related party	—	(150,000)
Proceeds from convertible promissory note – related party	376,801	—
Repayment of promissory note – related party	—	(299,000)
Payment of offering costs	—	(415,098)
Net cash provided by financing activities	376,801	301,935,902

Net Change in Cash	(58,021)	1,295,656
Cash – Beginning	138,533	119,136
Cash – Ending	$80,512	$1,414,792

Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$—	$286,423,829
Change in value of common stock subject to possible redemption	$239,720	$86,413
Deferred underwriting fee payable	$—	$10,505,250
Offering costs included in accrued offering costs	$—	$1,699

The accompanying notes are an integral part of these condensed financial statements.

TRINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

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

As of March 31, 2020, the Company had not commenced any operations. All activity through March 31, 2020 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target business for an Initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and marketable securities from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $17,082,640, consisting of $6,003,000 of underwriting fees, $10,505,250 of deferred underwriting fees and $574,390 of other offering costs. In addition, as of March 31, 2020, cash of $80,512 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

MARCH 31, 2020

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

MARCH 31, 2020

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 26, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

Use of estimates

The preparation of condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2020 and December 31, 2019.

Marketable securities held in Trust Account

At March 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities. At December 31, 2019, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

TRINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2020 and December 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at March 31, 2020 and 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 23,510,500 shares of common stock in the calculation of diluted loss per common share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

Reconciliation of net loss per common share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted net loss per common share is calculated as follows:

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$239,716	$(41,421)
Less: Income attributable to common stock subject to possible redemption	(660,306)	(139,060)
Adjusted net loss	$(420,590)	$(180,481)

Weighted average shares outstanding, basic and diluted	9,014,288	6,714,541

Basic and diluted net loss per common share	$(0.05)	$(0.03)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2020 and December 31, 2019, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

TRINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

On February 24, 2020, the Company issued an unsecured promissory note (the “Note”) in the principal amount of $1,500,000 to the Sponsor. The Note is non-interest bearing and payable upon the consummation of an Initial Business Combination. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the Sponsor. Such warrants would be identical to the Private Placement Warrants. As of March 31, 2020, there was $376,801 outstanding under the Note.

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

Executive Compensation

In November 2018, the Company agreed to pay its Chief Financial Officer a fee of approximately $16,667 per month. In March 2019, such amount increased to $25,000 per month, which will be payable until the earlier of the consummation of an Initial Business Combination or the Company’s liquidation. For the three months ended March 31, 2020 and 2019, the Company incurred $75,000 and $54,167 in fees, respectively.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on March 14, 2019 through the earlier of the Company’s consummation of an Initial Business Combination or the Company’s liquidation, to pay an affiliate of the Sponsor $35,000 per month for office space, utilities and secretarial and administrative support. For the three months ended March 31, 2020 and 2019, the Company incurred $105,000 and $17,500 in fees for these services. At March 31, 2020 and December 31, 2019, $116,662 and $103,330 of such fees are included in accounts payable and accrued expenses in the accompanying condensed balance sheets, respectively.

TRINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Note 6 — Commitments and Contingencies

Contingent Fee Arrangement

In October 2018, the Company agreed to pay its President a fee of $12,500 per month. One-half of the fee became payable upon the closing of the Initial Public Offering and the other one-half of the fee will accrue and become payable on the consummation of the Initial Business Combination. As of March 31, 2020, the Company incurred $112,500 in fees related to the portion that became payable upon the closing of the Initial Public Offering. If the Company does not consummate an Initial Business Combination, the Company will not be required to pay the contingent fees that will become payable on the consummation of the Initial Business Combination. As of March 31, 2020, the amount of these contingent fees was $112,500.

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

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Common Stock

The authorized common stock of the Company includes up to 100,000,000 shares of Class A, $0.0001 par value, common stock and 10,000,000 shares of Class B, $0.0001 par value convertible common stock. The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination, to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At March 31, 2020 and December 31, 2019, there were 1,548,649 and 1,510,538 shares of Class A common stock issued and outstanding, excluding 28,466,351 and 28,504,462 shares of Class A common stock subject to possible redemption, respectively, and 7,503,750 shares of Class B convertible common stock issued and outstanding.

TRINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$305,339,309	$304,528,924

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Quarterly Report and the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on September 26, 2018 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Initial Business Combination with one or more target businesses. We intend to effectuate our Initial Business Combination n using cash from the proceeds of our Initial Public Offering and the sale of the Private Placement Warrants that occurred simultaneously with the completion of our Initial Public Offering, our capital stock, debt or a combination of cash, stock and debt.

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

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an Initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2020 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for an Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2020, we had net income of $239,716, which consisted of interest income on marketable securities held in the Trust Account of $810,385 offset by operating costs of $506,516 and a provision for income taxes of $64,153.

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

For the three months ended March 31, 2020, cash used in operating activities was $434,822, which was comprised on our net income of $239,716, interest earned on marketable securities held in the Trust Account of $810,385, a deferred tax benefit of $35,655 and changes in operating assets and liabilities, which provided $171,502 of cash from operating activities.

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

As of March 31, 2020, we had marketable securities held in the Trust Account of $305,339,309 (including approximately $5,189,000 of interest income and unrealized gains) consisting of cash and U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2020, we withdrew $933,000 of interest earned on the Trust Account to pay income taxes, of which no amounts were withdrawn during the three months ended March 31,2020.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete our Initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At March 31, 2020, we had cash of $80,512 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an Initial Business Combination.

On February 24, 2020, we issued a Note in the principal amount of up to $1,500,000 to our Sponsor. The Note bears no interest and is repayable in full upon consummation of our Initial Business Combination. The Sponsor has the option to convert any unpaid balance of the Note into Working Capital Warrants equal to the principal amount of the Note so converted divided by $1.00. The terms of any such Working Capital Warrants will be identical to the terms of the Private Placement Warrants. If we complete an Initial Business Combination, we would repay such loaned amounts to the extent they are not converted into Working Capital Warrants. In the event that an Initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. As of March 31, 2020, we borrowed an aggregate amount of $376,801 under the Note.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Initial Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Initial Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Initial Business Combination. If we are unable to complete our Initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $35,000 for office space, utilities and secretarial and administrative support. We began incurring these fees on March 14, 2019 and will continue to incur these fees monthly until the earlier of the completion of the Initial Business Combination and the Company’s liquidation.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except as set forth below, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 36, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until after the completion of an Initial Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1	Promissory Note, dated February 24, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 25, 2020).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINE ACQUISITION CORP.

Date: May 12, 2020	By:	/s/ Leo Hindery, Jr.
	Name:	Leo Hindery, Jr
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2020	By:	/s/ Pierre M. Henry
	Name:	Pierre M. Henry
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)