Form 10-Q
period 2020-06-30
Trine Acquisition Corp.
filed 2020-08-11
CIK 1754820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2020

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

As of August 11, 2020, 30,015,000 shares of Class A common stock, $0.0001 par value, and 7,503,750 shares of Class B common stock, $0.0001 par value, issued and outstanding.

TRINE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRINE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets
Cash	$60,978	$138,533
Prepaid income taxes	190,722	242,620
Prepaid expenses	145,667	190,917
Total Current Assets	397,367	572,070

Security deposit	23,800	23,800
Marketable securities held in Trust Account	305,382,095	304,528,924
Total Assets	$305,803,262	$305,124,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities - Accounts payable and accrued expenses	$287,653	$303,190
Convertible promissory note – related party	670,176	—
Deferred tax liability	—	35,655
Deferred underwriting fee payable	10,505,250	10,505,250
Total Liabilities	11,463,079	10,844,095

Commitments and Contingencies (Note 6)

Common stock subject to possible redemption, 28,423,164 and 28,504,462 shares at redemption value as of June 30, 2020 and December 31, 2019, respectively	289,340,182	289,280,690

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,591,836 and 1,510,538 shares issued and outstanding (excluding 28,423,164 and 28,504,462 shares subject to possible redemption) as of June 30, 2020 and December 31, 2019, respectively	160	151
Class B convertible common stock, $0.0001 par value; 10,000,000 shares authorized; 7,503,750 shares issued and outstanding at June 30, 2020 and December 31, 2019	750	750
Additional paid in capital	2,254,268	2,313,769
Retained earnings	2,744,823	2,685,339
Total Stockholders’ Equity	5,000,001	5,000,009
Total Liabilities and Stockholders’ Equity	$305,803,262	$305,124,794

The accompanying notes are an integral part of the condensed financial statements.

TRINE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Operating costs	$501,332	$433,962	$1,007,848	$671,133
Loss from operations	(501,332)	(433,962)	(1,007,848)	(671,133)

Other income:
Interest income	273,190	1,811,455	1,083,575	2,002,063
Unrealized gain on marketable securities held in Trust Account	—	196,280	—	202,788
Other income	273,190	2,007,735	1,083,575	2,204,851

(Loss) income before benefit from (provision for) income taxes	(228,142)	1,573,773	75,727	1,533,718
Benefit from (provision for) income taxes	47,910	(320,714)	(16,243)	(322,080)
Net (loss) income	$(180,232)	$1,253,059	$59,484	$1,211,638

Weighted average shares outstanding, basic and diluted (1)	9,052,399	8,881,762	9,033,344	7,804,138

Basic and diluted net loss per common share (2)	$(0.05)	$(0.03)	$(0.09)	$(0.06)

(1)	Excludes an aggregate of 28,423,164 and 28,664,418 shares subject to possible redemption at June 30, 2020 and 2019, respectively.

(2)	Net loss per common share – basic and diluted excludes interest income of $256,732 and $1,563,355 attributable to common stock subject to possible redemption for the three months ended June 30, 2020 and 2019, respectively, and $916,063 and $1,702,546 attributable to common stock subject to possible redemption for the six months ended June 30, 2020 and 2019, respectively, (see Note 2).

The accompanying notes are an integral part of these condensed financial statements.

TRINE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE AND SIX MONTHS ENDED JUNE 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	1,510,538	$151	7,503,750	$750	$2,313,769	$2,685,339	$5,000,009

Change in value of common stock subject to possible redemption	38,111	4	—	—	(239,724)	—	(239,720)

Net income	—	—	—	—	—	239,716	239,716

Balance – March 31, 2020	1,548,649	155	7,503,750	750	2,074,045	2,925,055	5,000,005

Change in value of common stock subject to possible redemption	43,187	5	—	—	180,223	—	180,228

Net loss	—	—	—	—	—	(180,232)	(180,232)

Balance – June 30, 2020	1,591,836	$160	7,503,750	$750	$2,254,268	$2,744,823	$5,000,001

THREE AND SIX MONTHS ENDED JUNE 30, 2019

					Additional	(Accumulated Deficit)/	Total
	Class A Common Stock		Class B Common Stock		Paid in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	—	$—	7,503,750	$750	$24,250	$(43,693)	$(18,693)

Sale of 30,015,000 Units, net of underwriting discount and offering expenses	30,015,000	3,002	—	—	283,064,358	—	283,067,360

Sale of 8,503,000 Private Placement Warrants	—	—	—	—	8,503,000	—	8,503,000

Common stock subject to possible redemption	(28,636,988)	(2,864)	—	—	(286,507,378)	—	(286,510,242)

Net loss	—	—	—	—	—	(41,421)	(41,421)

Balance – March 31, 2019 (unaudited)	1,378,012	138	7,503,750	750	5,084,230	(85,114)	5,000,004

Change in value of common stock subject to possible redemption	(27,430)	(3)	—	—	(1,253,056)	—	(1,253,059)

Net income	—	—	—	—	—	1,253,059	1,253,059

Balance – June 30, 2019 (unaudited)	1,350,582	$135	7,503,750	$750	$3,831,174	$1,167,945	$5,000,004

The accompanying notes are an integral part of the condensed financial statements.

TRINE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2020	2019

Cash Flows from Operating Activities:
Net income	$59,484	$1,211,638
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,083,575)	(2,002,063)
Unrealized gain on marketable securities held in Trust Account	—	(202,788)
Deferred tax (benefit) provision	(35,655)	42,585
Changes in operating assets and liabilities:
Prepaid income taxes	51,898	(653,505)
Prepaid expenses	45,250	(282,843)
Accounts payable and accrued expenses	(15,537)	88,138
Net cash used in operating activities	(978,135)	(1,798,838)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(300,150,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	230,404	933,000
Net cash provided by (used in) investing activities	230,404	(299,217,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting fees paid	—	294,147,000
Proceeds from sale of Private Placement Warrants	—	8,503,000
Advances from related party	—	150,000
Repayment of advances from related party	—	(150,000)
Proceeds from convertible promissory note – related party	670,176	—
Repayment of promissory note – related party	—	(299,000)
Payment of offering costs	—	(415,098)
Net cash provided by financing activities	670,176	301,935,902

Net Change in Cash	(77,555)	920,064
Cash – Beginning	138,533	119,136
Cash – Ending	$60,978	$1,039,200

Supplemental cash flow information:
Cash paid for income taxes	$—	$933,000

Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$—	$248,644,071
Change in value of common stock subject to possible redemption	$59,492	$39,119,230
Deferred underwriting fee payable	$—	$10,505,250
Offering costs included in accrued offering costs	$—	$1,699

The accompanying notes are an integral part of these condensed financial statements.

TRINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

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

As of June 30, 2020, the Company had not commenced any operations. All activity through June 30, 2020 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target business for an Initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and marketable securities from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $17,082,640, consisting of $6,003,000 of underwriting fees, $10,505,250 of deferred underwriting fees and $574,390 of other offering costs. In addition, as of June 30, 2020, cash of $60,978 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

JUNE 30, 2020

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

JUNE 30, 2020

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 26, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2020 and December 31, 2019.

Marketable Securities Held in Trust Account

At June 30, 2020, substantially all of the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities. At December 31, 2019, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

TRINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2020 and December 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at June 30, 2020 and 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 23,510,500 shares of common stock in the calculation of diluted loss per common share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

Reconciliation of Net Loss Per Common Share

The Company’s net (loss) income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted net loss per common share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(180,232)	$1,253,059	$59,484	$1,211,638
Less: Income attributable to common stock subject to possible redemption	(256,732)	(1,563,355)	(916,063)	(1,702,546)
Adjusted net loss	$(436,964)	$(310,296)	$(856,579)	$(490,908)

Weighted average shares outstanding, basic and diluted	9,052,399	8,881,762	9,033,344	7,804,138

Basic and diluted net loss per common share	$(0.05)	$(0.03)	$(0.09)	$(0.06)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2020 and December 31, 2019, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

TRINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company's financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

JUNE 30, 2020

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

On February 24, 2020, the Company issued an unsecured promissory note (the “Note”) in the principal amount of $1,500,000 to the Sponsor. The Note is non-interest bearing and payable upon the consummation of an Initial Business Combination. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the Sponsor. Such warrants would be identical to the Private Placement Warrants. As of June 30, 2020, there was $670,176 outstanding under the Note.

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

Executive Compensation

In November 2018, the Company agreed to pay its Chief Financial Officer a fee of approximately $16,667 per month. In March 2019, such amount increased to $25,000 per month, which will be payable until the earlier of the consummation of an Initial Business Combination or the Company’s liquidation. For each of the three months ended June 30, 2020 and 2019, the Company incurred $75,000 in fees. For the six months ended June 30, 2020 and 2019, the Company incurred $150,000 and $129,167 in fees, respectively.

TRINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on March 14, 2019 through the earlier of the Company’s consummation of an Initial Business Combination or the Company’s liquidation, to pay an affiliate of the Sponsor $35,000 per month for office space, utilities and secretarial and administrative support. For each of the three months ended June 30, 2020 and 2019, the Company incurred $105,000 in fees for these services. For the six months ended June 30, 2020 and 2019, the Company incurred $210,000 and $122,500 in fees for these services, respectively. At June 30, 2020 and December 31, 2019, $175,828 and $103,330 of such fees are included in accounts payable and accrued expenses in the accompanying condensed balance sheets, respectively.

Note 6 — Commitments and Contingencies

Contingent Fee Arrangement

In October 2018, the Company agreed to pay its President a fee of $12,500 per month. One-half of the fee became payable upon the closing of the Initial Public Offering and the other one-half of the fee will accrue and become payable on the consummation of the Initial Business Combination. As of June 30, 2020, the Company incurred $131,250 in fees related to the portion that became payable upon the closing of the Initial Public Offering. If the Company does not consummate an Initial Business Combination, the Company will not be required to pay the contingent fees that will become payable on the consummation of the Initial Business Combination. As of June 30, 2020, the amount of these contingent fees was $131,250.

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

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Common Stock

The authorized common stock of the Company includes up to 100,000,000 shares of Class A, $0.0001 par value, common stock and 10,000,000 shares of Class B, $0.0001 par value convertible common stock. The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination, to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At June 30, 2020 and December 31, 2019, there were 1,591,836 and 1,510,538 shares of Class A common stock issued and outstanding, excluding 28,423,164 and 28,504,462 shares of Class A common stock subject to possible redemption, respectively, and 7,503,750 shares of Class B convertible common stock issued and outstanding.

TRINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

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

JUNE 30, 2020

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$305,382,095	$304,528,924

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2020 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for an Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2020, we had a net loss of $180,232, which consisted of operating costs of $501,332, offset by interest income on marketable securities held in the Trust Account of $273,190 and an income tax benefit of $47,910.

For the six months ended June 30, 2020, we had net income of $59,484, which consisted of interest income on marketable securities held in the Trust Account of $1,083,575 offset by operating costs of $1,007,848 and a provision for income taxes of $16,243.

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

For the six months ended June 30, 2020, cash used in operating activities was $978,135, which was comprised on our net income of $59,484, interest earned on marketable securities held in the Trust Account of $1,083,575, a deferred tax benefit of $35,655 and changes in operating assets and liabilities, which provided $81,611 of cash from operating activities.

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

As of June 30, 2020, we had marketable securities held in the Trust Account of $305,382,095 (including approximately $5,232,000 of interest income and unrealized gains) consisting of cash and U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2020, we withdrew $1,163,404 of interest earned on the Trust Account to pay income taxes, of which $230,404 amounts were withdrawn during the six months ended June 30,2020.

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

At June 30, 2020, we had cash of $60,978 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an Initial Business Combination.

On February 24, 2020, we issued a Note in the principal amount of up to $1,500,000 to our Sponsor. The Note bears no interest and is repayable in full upon consummation of our Initial Business Combination. The Sponsor has the option to convert any unpaid balance of the Note into Working Capital Warrants equal to the principal amount of the Note so converted divided by $1.00. The terms of any such Working Capital Warrants will be identical to the terms of the Private Placement Warrants. If we complete an Initial Business Combination, we would repay such loaned amounts to the extent they are not converted into Working Capital Warrants. In the event that an Initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. As of June 30, 2020, we borrowed an aggregate amount of $670,176 under the Note.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 26, 2020. As of the date of this Report, other than as described below, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Amended and Restated Certificate of Incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public stockholders.

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

TRINE ACQUISITION CORP.

Date: August 11, 2020	By:	/s/ Leo Hindery, Jr.
	Name:	Leo Hindery, Jr
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2020	By:	/s/ Pierre M. Henry
	Name:	Pierre M. Henry
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)