Form 10-Q
period 2020-09-30
Trine Acquisition Corp.
filed 2020-11-16
CIK 1754820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2020

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

As of November 16, 2020, 30,015,000 shares of Class A common stock, $0.0001 par value, and 7,503,750 shares of Class B common stock, $0.0001 par value, issued and outstanding.

TRINE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRINE ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets
Cash	$87,616	$138,533
Prepaid income taxes	242,620	242,620
Prepaid expenses	81,792	190,917
Total Current Assets	412,028	572,070

Security deposit	23,800	23,800
Marketable securities held in Trust Account	305,409,720	304,528,924
Total Assets	$305,845,548	$305,124,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities - Accounts payable and accrued expenses	$2,675,310	$303,190
Convertible promissory note – related party	1,285,415	—
Deferred tax liability	—	35,655
Deferred underwriting fee payable	10,505,250	10,505,250
Total Liabilities	14,465,975	10,844,095

Commitments and Contingencies (Note 7)

Common stock subject to possible redemption, 28,129,612 and 28,504,462 shares at redemption value as of September 30, 2020 and December 31, 2019, respectively	286,379,569	289,280,690

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,885,388 and 1,510,538 shares issued and outstanding (excluding 28,129,612 and 28,504,462 shares subject to possible redemption) as of September 30, 2020 and December 31, 2019, respectively	189	151
Class B convertible common stock, $0.0001 par value; 10,000,000 shares authorized; 7,503,750 shares issued and outstanding at September 30, 2020 and December 31, 2019	750	750
Additional paid in capital	5,214,852	2,313,769
(Accumulated deficit)/Retained earnings	(215,787)	2,685,339
Total Stockholders’ Equity	5,000,004	5,000,009
Total Liabilities and Stockholders’ Equity	$305,845,548	$305,124,794

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TRINE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Operating costs	$3,040,133	$510,526	$4,047,981	$1,181,659
Loss from operations	(3,040,133)	(510,526)	(4,047,981)	(1,181,659)

Other income:
Interest income	27,625	1,754,117	1,111,200	3,756,180
Unrealized (loss) gain on marketable securities held in Trust Account	—	(178,078)	—	24,710
Other income	27,625	1,576,039	1,111,200	3,780,890

(Loss) income before benefit from (provision for) income taxes	(3,012,508)	1,065,513	(2,936,781)	2,599,231
Benefit from (provision for) income taxes	51,898	(223,758)	35,655	(545,838)
Net (loss) income	$(2,960,610)	$841,755	$(2,901,126)	$2,053,393

Weighted average shares outstanding, basic and diluted (1)	9,095,586	8,854,332	9,054,242	8,158,050

Basic and diluted net loss per common share (2)	$(0.33)	$(0.05)	$(0.42)	$(0.11)

(1)	Excludes an aggregate of 28,129,612 and 28,603,405 shares subject to possible redemption at September 30, 2020 and 2019, respectively.

(2)	Net loss per common share – basic and diluted excludes interest income of nil and $1,241,074 attributable to common stock subject to possible redemption for the three months ended September 30, 2020 and 2019, respectively, and $934,253 and $2,940,055 attributable to common stock subject to possible redemption for the nine months ended September 30, 2020 and 2019, respectively (see Note 2).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRINE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid in	(Accumulated Deficit)/ Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	1,510,538	$151	7,503,750	$750	$2,313,769	$2,685,339	$5,000,009

Change in value of common stock subject to possible redemption	38,111	4	—	—	(239,724)	—	(239,720)

Net income	—	—	—	—	—	239,716	239,716
Balance – March 31, 2020	1,548,649	155	7,503,750	750	2,074,045	2,925,055	5,000,005

Change in value of common stock subject to possible redemption	43,187	5	—	—	180,223	—	180,228

Net loss	—	—	—	—	—	(180,232)	(180,232)
Balance – June 30, 2020	1,591,836	$160	7,503,750	$750	$2,254,268	$2,744,823	$5,000,001

Change in value of common stock subject to possible redemption	293,552	29	—	—	2,960,584	—	2,960,613

Net loss	—	—	—	—	—	(2,960,610)	(2,960,610)
Balance – September 30, 2020	1,885,388	$189	7,503,750	$750	$5,214,852	$(215,787)	$5,000,004

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

					Additional	(Accumulated Deficit)/	Total
	Class A Common Stock		Class B Common Stock		Paid in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	—	$—	7,503,750	$750	$24,250	$(43,693)	$(18,693)

Sale of 30,015,000 Units, net of underwriting discount and offering expenses	30,015,000	3,002	—	—	283,064,358	—	283,067,360

Sale of 8,503,000 Private Placement Warrants	—	—	—	—	8,503,000	—	8,503,000

Common stock subject to possible redemption	(28,636,988)	(2,864)	—	—	(286,507,378)	—	(286,510,242)

Net loss	—	—	—	—	—	(41,421)	(41,421)
Balance – March 31, 2019	1,378,012	138	7,503,750	750	5,084,230	(85,114)	5,000,004

Change in value of common stock subject to possible redemption	(27,430)	(3)	—	—	(1,253,056)	—	(1,253,059)

Net income	—	—	—	—	—	1,253,059	1,253,059
Balance – June 30, 2019	1,350,582	$135	7,503,750	$750	$3,831,174	$1,167,945	$5,000,004

Change in value of common stock subject to possible redemption	61,013	6	—	—	(841,764)	—	(841,758)

Net income	—	—	—	—	—	841,755	841,755
Balance – September 30, 2019	1,411,595	$141	7,503,750	$750	$2,989,410	$2,009,700	$5,000,001

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TRINE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2020	2019

Cash Flows from Operating Activities:
Net (loss) income	$(2,901,126)	$2,053,393
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,111,200)	(3,756,180)
Unrealized gain on marketable securities held in Trust Account	—	(24,710)
Deferred income taxes	(35,655)	5,189
Changes in operating assets and liabilities:
Prepaid income taxes	—	(392,351)
Prepaid expenses	109,125	(309,314)
Accounts payable and accrued expenses	2,372,120	175,916
Net cash used in operating activities	(1,566,736)	(2,248,057)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(300,150,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	230,404	933,000
Net cash provided by (used in) investing activities	230,404	(299,217,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting fees paid	—	294,147,000
Proceeds from sale of Private Placement Warrants	—	8,503,000
Advances from related party	—	150,000
Repayment of advances from related party	—	(150,000)
Proceeds from convertible promissory note – related party	1,285,415	—
Repayment of promissory note – related party	—	(299,000)
Payment of offering costs	—	(416,797)
Net cash provided by financing activities	1,285,415	301,934,203

Net Change in Cash	(50,917)	469,146
Cash – Beginning	138,533	119,136
Cash – Ending	$87,616	$588,282

Supplemental cash flow information:
Cash paid for income taxes	$—	$933,000

Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$—	$248,644,071
Change in value of common stock subject to possible redemption	$(2,901,121)	$39,960,988
Deferred underwriting fee payable	$—	$10,505,250

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRINE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

Sparrow Merger Sub, Inc., a Delaware corporation, is a wholly owned subsidiary of the Company (“Merger Sub”).

As of September 30, 2020, the Company had not commenced any operations. All activity through September 30, 2020 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, identifying a target business for an Initial Business Combination, and activities in connection with the proposed acquisition of Desktop Metal, Inc. (“Desktop Metal”) (see Note 7). The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and marketable securities from the proceeds derived from the Initial Public Offering. On August 26, 2020, the Company entered into a proposed business combination with Desktop Metal, Inc. (“Desktop Metal”) (see Note 7).

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

Transaction costs amounted to $17,082,640, consisting of $6,003,000 of underwriting fees, $10,505,250 of deferred underwriting fees and $574,390 of other offering costs. In addition, as of September 30, 2020, cash of $87,616 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

TRINE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

TRINE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States and the World. As of the date the financial statements were available to be issued, there was considerable uncertainty around the expected duration of this pandemic. We have concluded that while it is reasonably possible that COVID-19 could have a negative effect on identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Liquidity and Going Concern

As of September 30, 2020, the Company had $87,616 in its operating bank account, $305,409,720 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem the Public Shares in connection therewith and a working capital deficit of $2,427,730. As of September 30, 2020, approximately $5,260,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations, if any.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account primarily to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and complete a Business Combination.

On February 24, 2020, the Company issued the Sponsor a convertible promissory note, pursuant to which the Company borrowed an aggregate amount of $1,500,000. Of such amount $1,285,415 was used to finance transaction costs in connection with a Business Combination. The loan is non-interest bearing and due upon an Initial Business Combination (see Note 6). The loans are convertible into warrants, at a price of $1.00 per warrant at the option of the Sponsor. Such warrants would be identical to the Private Placement Warrants.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, an affiliate of the Sponsor, or the Company’s officer and directors. The Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officer and directors may, but are not obligated to, loan the Company funds as may be required. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a potential transaction. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through March 19, 2021, which is the date the Company is required to cease all operations except for the purpose of winding up if it has not completed a Business Combination. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 26, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

TRINE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020 and December 31, 2019.

Marketable Securities Held in Trust Account

At September 30, 2020, substantially all of the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities. At December 31, 2019, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2020 and December 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2020 primarily due to the non-deductibility of transactional expenses incurred in connection with the search for potential targets for a Business Combination, as well as the valuation allowance recorded against the Company’s net operating losses.

TRINE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2020 and 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 23,510,500 shares of common stock in the calculation of diluted loss per common share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

Reconciliation of Net Loss Per Common Share

The Company’s net (loss) income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted net loss per common share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(2,960,610)	$841,755	$(2,901,126)	$2,053,393
Less: Income attributable to common stock subject to possible redemption	—	(1,241,074)	(924,253)	(2,940,055)
Adjusted net loss	$(2,960,610)	$(399,319)	$(3,835,379)	$(886,662)

Weighted average shares outstanding, basic and diluted	9,095,586	8,854,332	9,054,242	8,158,050

Basic and diluted net loss per common share	$(0.33)	$(0.05)	$(0.42)	$(0.11)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2020 and December 31, 2019, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

TRINE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Note 4 — Initial Public Offering

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

Note 5 — Private Placement

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

Note 6 — Related Party Transactions

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

TRINE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

On February 24, 2020, the Company issued an unsecured promissory note (the “Note”) in the principal amount of $1,500,000 to the Sponsor. The Note is non-interest bearing and payable upon the consummation of an Initial Business Combination. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the Sponsor. Such warrants would be identical to the Private Placement Warrants. As of September 30, 2020, there was $1,285,415 outstanding under the Note.

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

Executive Compensation

In November 2018, the Company agreed to pay its Chief Financial Officer a fee of approximately $16,667 per month. In March 2019, such amount increased to $25,000 per month, which will be payable until the earlier of the consummation of an Initial Business Combination or the Company’s liquidation. For each of the three months ended September 30, 2020 and 2019, the Company incurred $75,000 in fees. For the nine months ended September 30, 2020 and 2019, the Company incurred $150,000 and $204,167 in fees, respectively.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on March 14, 2019 through the earlier of the Company’s consummation of an Initial Business Combination or the Company’s liquidation, to pay an affiliate of the Sponsor $35,000 per month for office space, utilities and secretarial and administrative support. For each of the three months ended September 30, 2020 and 2019, the Company incurred $105,000 in fees for these services. For the nine months ended September 30, 2020 and 2019, the Company incurred $315,000 and $227,500 in fees for these services, respectively. At September 30, 2020 and December 31, 2019, $280,828 and $103,330 of such fees are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets, respectively.

Note 7 — Commitments and Contingencies

Contingent Fee Arrangement

In October 2018, the Company agreed to pay its President a fee of $12,500 per month. One-half of the fee became payable upon the closing of the Initial Public Offering and the other one-half of the fee will accrue and become payable on the consummation of the Initial Business Combination. As of September 30, 2020, the Company incurred $150,000 in fees related to the portion that became payable upon the closing of the Initial Public Offering. If the Company does not consummate an Initial Business Combination, the Company will not be required to pay the contingent fees that will become payable on the consummation of the Initial Business Combination. As of September 30, 2020, the amount of these contingent fees was $150,000.

TRINE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

In August 2020, the Company entered into an agreement with a placement agent to for services related to proposed capital raised in connection with the proposed acquisition of Desktop Metal (the “Private Placement”). As compensation for these services, the Company has agreed to pay a fee of 3.0% of the gross proceeds of the Private Placement and in addition, may elect to pay a discretionary fee of up 2.0% of the gross proceeds rase in the event the Private Placement is completed to the Company's satisfaction, Payment for these services are payable upon the consummation of the Business Combination.

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

Merger Agreement

On August 26, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Merger Sub and Desktop Metal. Pursuant to the terms of the Merger Agreement, a business combination between the Company and Desktop Metal will be effected through the merger of Merger Sub with and into Desktop Metal, with Desktop Metal surviving the merger as a wholly owned subsidiary of the Company (the “Merger”).

At the effective time of the Merger (the “Effective Time”), each share of Desktop Metal preferred stock, par value $0.0001 per share (“Desktop Metal preferred stock”), and each share of Desktop Metal common stock, par value $0.0001 per share (“Desktop Metal common stock”), will be converted into the right to receive such number of shares of Company’s Class A common stock, par value $0.0001 per share (the “Common Stock”) equal to the Per Share Preferred Stock Consideration (as defined in the Merger Agreement) or the Per Share Common Stock Consideration (as defined in the Merger Agreement), as applicable. Pursuant to the terms of the Merger Agreement, the Company is required to use reasonable best efforts to cause the Common Stock to be issued in connection with the transactions contemplated by the Merger Agreement (the “Transactions”) to be listed on the New York Stock Exchange (“NYSE”) prior to the closing of the Merger (the “Closing”).

The Merger Agreement contains customary representations, warranties and covenants by the parties thereto and the Closing is subject to certain conditions as further described in the Merger Agreement.

TRINE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Note 8 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Common Stock

The authorized common stock of the Company includes up to 100,000,000 shares of Class A, $0.0001 par value, common stock and 10,000,000 shares of Class B, $0.0001 par value convertible common stock. The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination, to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At September 30, 2020 and December 31, 2019, there were 1,885,388 and 1,510,538 shares of Class A common stock issued and outstanding, excluding 28,129,612 and 28,504,462 shares of Class A common stock subject to possible redemption, respectively, and 7,503,750 shares of Class B convertible common stock issued and outstanding.

Warrants

Each warrant is exercisable to purchase one share of the Company’s Class A common stock.

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

TRINE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$305,409,720	$304,528,924

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

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

Recent Developments

On August 26, 2020, we entered into the Merger Agreement with Merger Sub and Desktop Metal. Pursuant to the terms of the Merger Agreement, a business combination between us and Desktop Metal will be effected through the merger of Merger Sub with and into Desktop Metal, with Desktop Metal surviving the merger as our wholly owned subsidiary (the “Merger”). See Note 7 to Item 1 above for a description of the Merger Agreement and the transactions contemplated thereby.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2020 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for an Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2020, we had a net loss of $2,960,610, which consisted of operating costs of $3,040,133, offset by interest income on marketable securities held in the Trust Account of $27,625 and an income tax benefit of $51,898.

For the nine months ended September 30, 2020, we had a net loss of $2,901,126, which consisted of interest income on marketable securities held in the Trust Account of $1,111,200, offset by operating costs of $4,047,981 and an income tax benefit of $35,655.

For the three months ended September 30, 2019, we had net income of $841,755 which consisted of interest income on marketable securities held in the Trust Account of $1,754,117 and an unrealized gain on marketable securities held in our Trust Account of $178,078, operating costs of $510,526 and a provision for income taxes of $223,758.

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

For the nine months ended September 30, 2020, cash used in operating activities was $1,566,736, which was comprised of a net loss of $2,901,126, interest earned on marketable securities held in the Trust Account of $1,111,200, a deferred tax benefit of $35,655 and changes in operating assets and liabilities, which used $2,481,245 of cash from operating activities.

For the nine months ended September 30, 2019, cash used in operating activities was $2,248,057, which was comprised of net income of $2,053,393, interest earned on marketable securities held in the Trust Account of $3,756,180, an unrealized gain on marketable securities held in our Trust Account of $24,710, deferred income taxes of $5,189 and changes in operating assets and liabilities, which used $525,749 of cash from operating activities.

As of September 30, 2020, we had marketable securities held in the Trust Account of $305,409,720 (including approximately $5,230,000 of interest income and unrealized gains) consisting of cash and U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2020, we withdrew $1,163,404 of interest earned on the Trust Account to pay income taxes, of which $230,404 amounts were withdrawn during the nine months ended September 30, 2020.

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

At September 30, 2020, we had cash of $87,616 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an Initial Business Combination.

On February 24, 2020, we issued a Note in the principal amount of up to $1,500,000 to our Sponsor. The Note bears no interest and is repayable in full upon consummation of our Initial Business Combination. The Sponsor has the option to convert any unpaid balance of the Note into Working Capital Warrants equal to the principal amount of the Note so converted divided by $1.00. The terms of any such Working Capital Warrants will be identical to the terms of the Private Placement Warrants. If we complete an Initial Business Combination, we would repay such loaned amounts to the extent they are not converted into Working Capital Warrants. In the event that an Initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. As of September 30, 2020, we borrowed an aggregate amount of $1,285,415 under the Note.

As of September 30, 2020, we had $87,616 in cash and a working capital deficit of $2,427,730. We have not generated operating revenues, nor do we expect to generate operating revenues until the consummation of a Business Combination. Until the consummation of a Business Combination, we will be using the funds not held in the Trust Account primarily to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and complete a Business Combination. Our Sponsor or an affiliate of our Sponsor or certain of our officers and directors are not under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a potential transaction. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheets.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed consolidated financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Amended and Restated Certificate of Incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public stockholders.

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

TRINE ACQUISITION CORP.

Date: November 16, 2020	By:	/s/ Leo Hindery, Jr.
	Name:	Leo Hindery, Jr
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2020	By:	/s/ Pierre M. Henry
	Name:	Pierre M. Henry
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)