Form 10-K/A
period 2020-12-31
Desktop Metal, Inc.
filed 2021-04-30
CIK 1754820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission File Number 001-38835

Desktop Metal, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	83-2044042 (I.R.S. Employer Identification No.)

63 3rd Avenue, Burlington, MA (Address of principal executive offices)	01803 (Zip Code)

(978) 224-1244
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	DM	New York Stock Exchange
Warrants to purchase common stock	DM.WS	New York Stock Exchange

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Desktop Metal, Inc. (the “Company”) for the year ended December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on March 15, 2021 (the “Original Filing”).

This Amendment is being filed for the purpose of providing the information required by Items 10 through 14 of Part III of the Annual Report on Form 10-K. Portions of this information were previously omitted from the Original Filing in reliance on General Instruction G(3) to the Annual Report on Form 10-K, which permits the above-referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such definitive proxy statement is filed no later than 120 days after December 31, 2020. At this time, the Company is filing this Amendment to include Part III information in its Annual Report on Form 10-K because the Company does not intend to file a definitive proxy statement within 120 days of December 31, 2020.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Items 10 through 14 of Part III of the Original Filing are hereby amended and restated in their entirety. In addition, pursuant to Rule 12b-15 under the Exchange Act, the Company is including Item 15 of Part IV with this Amendment, solely to file the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above or as otherwise expressly provided by the terms of this Amendment, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing.

We note that on April 12, 2021, the Staff of the SEC issued the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Staff Statement”). The Staff Statement discussed “certain features of warrants issued in SPAC transactions” that “may be common across many entities.” The Staff Statement indicated that when one or more of such features is included in a warrant, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.” We are in the process of evaluating the applicability and potential impact of the Staff Statement on Desktop Metal’s approach to accounting for warrants, including the potential impact on our financial statements, and any related impacts to our disclosure controls and procedures, and internal control over financial reporting.

Part III

ITEM 10	Directors, Executive Officers and Corporate Governance

Information about our Executive Officers and Directors

As of the date of this report, our executive officers and directors are as follows:

Name	Age	Position
Executive Officers:
Ric Fulop	46	Chief Executive Officer, Chairman and Director
Steve Billow	53	President
Arjun Aggarwal	29	Chief Product Officer
Ali El Siblani	54	Chief Executive Officer of EnvisionTec US LLC and Director
James Haley	48	Chief Financial Officer and Treasurer
Meg Broderick	52	General Counsel and Secretary
Ilya Mirman	52	Chief Marketing Officer
Jonah Myerberg	44	Chief Technology Officer
Non-Employee Directors:
Scott Dussault	49	Director
Dayna Grayson	44	Director
Leo Hindery, Jr.	73	Director
Wen Hsieh	48	Director
Jeff Immelt	65	Director
Byron Knight	44	Director
Stephen Nigro	61	Director
Steve Papa	48	Director
Andy Wheeler	42	Director
Bilal Zuberi	45	Director

Executive Officers:

Ric Fulop

Mr. Fulop has served as our Chief Executive Officer and Chairman of our Board of Directors since December 2020. Prior to that, Mr. Fulop served as the Chief Executive Officer of Legacy Desktop Metal from its incorporation in 2015. Prior to the founding of Legacy Desktop Metal, Mr. Fulop was a general partner at North Bridge Venture Partners from 2010 to 2015 and served as a Founder of A123 Systems, Inc. from 2001 to 2010. Mr. Fulop currently serves on the board of governors of World Economic Forum Advanced Manufacturing Initiative (nonprofit). Mr. Fulop holds an M.B.A. from the MIT Sloan School of Management. We believe Mr. Fulop is qualified to serve on our Board of Directors due to his experience managing our company, his knowledge of our industry and his extensive business and finance experience.

Steve Billow

Mr. Billow has served as our President since December 2020. Prior to that, Mr. Billow served as the President of Legacy Desktop Metal from March 2019. Prior to joining Legacy Desktop Metal, Mr. Billow served as Vice President and Chief Technology Officer of the Inkjet Solution of Electronics for Imaging from 2013 to March 2019. Mr. Billow holds a B.S. in Chemical Engineering from Clarkson University, an M.S. in Chemical Engineering from the University of Rochester and an M.S. in System Design and Management from MIT.

Arjun Aggarwal

Mr. Aggarwal has served as our Chief Product Officer since February 2021. Prior to that, Mr. Aggarwal served as Desktop Metal’s Vice President of Product and Business Development since January 2020 after first joining the Company in October 2017. Prior to Desktop Metal, Mr. Aggarwal served in venture investing and technology investment banking roles at New Enterprise Associates and Morgan Stanley. Mr. Aggarwal holds a B.S. in Management Science & Engineering from Stanford University.

Ali El Siblani

Mr. Siblani has served as our Chief Executive Officer of EnvisionTec US LLC and as a member of our Board of Directors since we acquired EnvisionTec, Inc. and certain of its affiliates in February 2021. Previously Mr. Siblani had been the founder and Chief Executive Officer of EnvisionTec since 2002. Prior to that, Mr. Siblani founded Sibco, Inc., a provider of services and materials for the rapid prototyping industry. Mr. Siblani holds a B.S. from Lawrence Technological University and an M.S.E.E. from Wayne State University.  We believe Mr. Siblani is qualified to serve on our Board of Directors due to his extensive entrepreneurial and management experience and leadership in the additive manufacturing market.

James Haley

Mr. Haley has served as our Chief Financial Officer and Treasurer since February 12, 2021. Mr. Haley previously served as the Company’s Vice President of Finance from December 2020. Prior to that, Mr. Haley served as the Vice President of Finance of Desktop Metal Operating, Inc., the company formerly known as Desktop Metal, Inc. that was acquired by the Company (“Legacy Desktop Metal”), since August 2020. Prior to joining Legacy Desktop Metal, Mr. Haley was Vice President, Controller as Minerva Neuroscience, Inc. from June 2015 to October 2020, as Vice President and Finance and Treasurer of NEC Energy Solutions from May 2014 to June 2015, and as Director of Financial Reporting and Analysis of A123 Systems, Inc. from January 2008 to May 2014. Mr. Haley holds a B.A. in Management from Curry College and an M.B.A. from Northeastern University.

Meg Broderick

Ms. Broderick has served as our General Counsel since December 2020. Prior to that, Ms. Broderick served as the General Counsel of Legacy Desktop Metal from April 2019. Prior to joining Legacy Desktop Metal, Ms. Broderick served as Vice President and Deputy General Counsel of Carbon Black, Inc., a cybersecurity company, from 2015 to April 2019, as Vice President and General Counsel of NEC Energy Solutions, an energy-storage company, from 2013 to 2015, and as Deputy General Counsel of A123 Systems, Inc. from 2008 to 2013. Ms. Broderick holds a B.A. from Providence College and a J.D. from Boston University School of Law.

Ilya Mirman

Mr. Mirman has served as our Chief Marketing Officer since December 2020. Prior to that, Mr. Mirman served as the Chief Marketing Officer of Legacy Desktop Metal from August 2020. Prior to that, Mr. Mirman served as Legacy Desktop Metal’s Vice President, Marketing from February 2018. Over the last 20 years, Mr. Mirman has held marketing leadership positions at technology companies, including serving as Vice President of Marketing for Onshape, a computer-aided design software company, from 2013 to 2016 and as Vice President of Marketing of SolidWorks Corp. from 2000 to 2005. Mr. Mirman holds a B.A. from the University of Massachusetts, an M.S. from Stanford University and an M.B.A. from the MIT Sloan School of Management.

Jonah Myerberg

Mr. Myerberg has served as our Chief Technology Officer since December 2020. Prior to that, Mr. Myerberg served as the Chief Technology Officer of Legacy Desktop Metal from its incorporation in 2015. Prior to the founding of Legacy Desktop Metal, Mr. Myerberg served as Director of Technology, A123 Motorsports for A123 Systems, Inc. from 2005 to 2013. Mr. Myerberg holds a B.S. in Mechanical Engineering from Lehigh University and an M.S. in Mechanical Engineering from Johns Hopkins University.

Non-Employee Directors

Scott Dussault

Mr. Dussault has served as a member of our Board of Directors since December 2020. Mr. Dussault has served as Executive Vice President, Chief Operating Officer and Chief Financial Officer of Nasuni Corporation since January 2015. He was previously Executive Vice President and Chief Financial Officer at Demandware, Inc. Prior to Demandware, Mr. Dussault was CFO at Archivas, and was also Chief Financial Officer at Astra Tech, Inc., a wholly owned subsidiary of Astra Zeneca, and StorageNetworks. Mr. Dussault began his career with Ernst & Young LLP. Mr. Dussault holds a Bachelor of Science degree in Business Administration and Accounting from Stonehill College. We believe Mr. Dussault is qualified to serve on our Board of Directors due to his extensive leadership and management history as the chief financial officer, together with his background in public accounting.

Dayna Grayson

Ms. Grayson has served as a member of our Board of Directors since December 2020. Ms. Grayson is a Managing Partner of Construct Capital, a venture capital firm she co-founded in 2020. Prior to that, Ms. Grayson served as a Partner of New Enterprise Associates from 2012 to 2020. Ms. Grayson currently serves on the boards of directors of numerous private companies. Ms. Grayson holds an M.S. from the University of Virginia and an M.B.A. from Harvard Business School. We believe Ms. Grayson is qualified to serve on our Board of Directors due to her extensive experience in identifying, investing in and building next-generation technologies and companies.

Leo Hindery, Jr.

Mr. Hindery has served as a member of our Board of Directors since September 2018. From September 2018 until December 2020, Mr. Hindery served as our CEO and Chairman. In January 1988, Mr. Hindery founded, and ran as Managing Partner, InterMedia Partners, a series of media industry investment funds. In February 1997, he was named President and CEO of Tele-Communications, Inc. (TCI), a cable television system operator. In March 1999, TCI merged into AT&T and Mr. Hindery became President and CEO of AT&T Broadband. In November 1999, Mr. Hindery was named Chairman and CEO of GlobalCenter Inc., an Internet services company, which merged into Exodus Communications, Inc. Following this merger, until October 2004, he was the founding Chairman and CEO of The YES Network, after which he reconstituted and ran InterMedia Partners until our incorporation. He is a member of the Council on Foreign Relations and a Director of Hemisphere Media Group, Inc. Mr. Hindery has an MBA from the Stanford University Graduate School of Business and received an undergraduate degree from Seattle University. We believe Mr. Hindery is qualified to serve on our Board of Directors due to his extensive industry and board experience.

Wen Hsieh

Mr. Hsieh has served as a member of our Board of Directors since December 2020. Mr. Hsieh serves as General Partner of Kleiner Perkins Caufield & Byers, a venture capital firm he joined in 2006. Mr. Hsieh currently serves on the boards of directors of numerous private companies. Mr. Hsieh holds a B.S., M.S. and Ph.D. from California Institute of Technology. We believe Mr. Hsieh is qualified to serve on our Board of Directors due to his extensive experience in identifying, investing in and building next-generation technologies and companies.

Jeff Immelt

Mr. Immelt has served as a member of our Board of Directors since December 2020. Mr. Immelt serves as Venture Partner at New Enterprise Associates, a venture capital firm he joined in 2018. Mr. Immelt previously served as Chief Executive Officer of General Electric Co. and in various other roles with General Electric Co. from 2001 to 2017. Mr. Immelt currently serves on the boards of directors at Twilio Inc. and Bloom Energy Corp., in addition to numerous private companies. Mr. Immelt holds a B.A. from Dartmouth College and an M.B.A. from Harvard Business School. We believe Mr. Immelt is qualified to serve on our Board of Directors due to his extensive leadership and management history as the chief executive officer of a Fortune 500 company and his experience as a director of numerous public and private companies, together with his background in public company governance.

Byron Knight

Mr. Knight has served as a member of our Board of Directors since December 2020. Mr. Knight serves as Managing Director of Koch Disruptive Technologies, LLC, a subsidiary and the venture capital arm of Koch Industries, Inc., which he joined in March 2018. Mr. Knight previously worked at Georgia-Pacific, LLC as Vice President, eCommerce from 2016 to 2018 and as General Partner, Emerging Business from 2014 to 2016. Mr. Knight serves on the boards of directors of numerous private companies. Mr. Knight holds a B.S. from Georgia Institute of Technology. We believe Mr. Knight is qualified to serve on our Board of Directors due to his extensive management history and experience in identifying and investing in manufacturing and logistics technologies and companies.

Stephen Nigro

Mr. Nigro has served as a member of our Board of Directors since December 2020. Mr. Nigro served as a consultant to Legacy Desktop Metal from August 2020. He most recently served as President, 3D Printing at HP, Inc., an information technology and services company, from 2015 until 2019. Mr. Nigro previously served as the Senior Vice President of HP, Inc.’s Imaging & Printing business. Mr. Nigro serves on the board of directors of Kornit Digital Ltd. Mr. Nigro holds a B.S. from University of California Santa Barbara and an M.S. from Stanford University. We believe Mr. Nigro is qualified to serve on our Board of Directors due to his extensive management history and his leadership experience in the additive manufacturing industry.

Steve Papa

Mr. Papa has served as a member of our Board of Directors since December 2020. Mr. Papa serves as the chief executive officer of Parallel Wireless, a company he founded in 2012. Mr. Papa serves on the boards of directors of numerous private companies. Mr. Papa holds a B.S. from Princeton University and an M.B.A. from Harvard Business School. We believe Mr. Papa is qualified to serve on our Board of Directors due to his extensive management history as the founder and chief executive officer of multiple companies and his experience in identifying, investing in and building next-generation technologies and companies.

Andy Wheeler

Mr. Wheeler has served as a member of our Board of Directors since December 2020. Mr. Wheeler serves as general partner of GV, a venture capital firm he joined in 2012. Mr. Wheeler currently serves on the board of directors of numerous private companies. Mr. Wheeler holds an S.B. and M.Eng. from MIT. We believe Mr. Wheeler is qualified to serve on our Board of Directors due to his extensive management history as the chief technology officer of multiple companies and his experience in identifying, investing in and building next-generation technologies and companies.

Bilal Zuberi

Mr. Zuberi has served as a member of our Board of Directors since December 2020. Mr. Zuberi serves as a partner at Lux Capital, a venture capital firm he joined in 2013. Mr. Zuberi currently serves on the boards of directors of numerous private companies. Mr. Zuberi holds a B.S. from The College of Wooster and a Ph.D. from MIT. We believe Mr. Zuberi is qualified to serve on our Board of Directors due to his extensive experience in identifying, investing in and building next-generation technologies and companies.

Corporate Governance

Audit Committee and Audit Committee Financial Expert

Our Board of Directors has a standing Audit Committee. Our Audit Committee consists of Messrs. Dussault, Immelt and Zuberi, with Mr. Dussault serving as chair. Rule 10A-3 of the Exchange Act and the NYSE rules require that our Audit Committee have at least one independent member, have a majority of independent members and be composed entirely of independent members. Our Board of Directors has affirmatively determined that Messrs. Dussault, Immelt and Zuberi each meet the definition of “independent director” for purposes of serving on the Audit Committee under Rule 10A-3 of the Exchange Act and the NYSE rules. Each member of our Audit Committee also meets the financial literacy requirements of NYSE listing standards. In addition, our Board of Directors has determined that Messrs. Dussault and Immelt each qualify as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

ITEM 11	Executive Compensation

Except as otherwise noted, this section presents the executive and director compensation of Legacy Desktop Metal prior to the Business Combination.

Executive Compensation

Overview

Our “Named Executive Officers” for the year ended December 31, 2020, include Ric Fulop, our Chief Executive Officer, Elizabeth Linardos, our former Chief Financial Officer, and Steve Billow, our President.

2020 Summary Compensation Table

The following table presents information regarding the total compensation of our Named Executive Officers for the year ended December 31, 2020.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Non- Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Ric Fulop	2020	332,500	—	150,000	508	483,008
Chief Executive Officer	2019	350,000	—	—	540	350,540
Elizabeth Linardos	2020	247,841	3,635,366	40,000	355	3,923,562
Former Chief Financial Officer
Steve Billow	2020	308,750	2,596,476	150,000	714	3,055,941
President	2019	263,541	2,163,700	—	600	2,427,841

(1)	Amount reflects the grant date fair value of stock options granted during the applicable year as calculated in accordance with ASC Topic 718, excluding the effect of estimated forfeitures. See Note 8 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2020 for information regarding the assumptions used in calculating this amount. For Ms. Linardos and Mr. Billow, the amounts shown for 2020 also include $137,745 for Ms. Linardos and $2,273,983 for Mr. Billow, which represents the incremental fair value attributable to the repricing of stock options during 2020, computed as of the repricing date in accordance with ACS topic 718. For a further description of the repricing, see the section entitled “Narrative to 2020 Summary Compensation Table — Equity Compensation” below.

(2)	Amounts shown for Mr. Fulop and Ms. Linardos reflect one-time cash bonus payments awarded in connection with the Business Combination. For Mr. Billow, amount shown reflects a discretionary performance bonus earned for fiscal year 2020. For a further description of these payments, see the section entitled “Narrative to 2020 Summary Compensation Table — Cash Bonus Compensation” below.

(3)	Amount reflects the value of gross up for the taxable portion of group term life insurance in excess of $50,000.

Narrative to 2020 Summary Compensation Table

Base Salaries

Our Named Executive Officers receive a base salary to compensate them for services rendered to us. The base salary payable to each Named Executive Officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. For 2020, the annual base salaries for Mr. Fulop and Mr. Billow remained at their prior year levels of $350,000 and $325,000, respectively, and the annual base salary for Ms. Linardos was set at $280,000 in connection with her transition to the role of Chief Financial Officer during 2020.

From May through July 2020 we implemented temporary salary reductions due to the impact of the COVID-19 pandemic on our business. The base salaries actually earned by our Named Executive Officers for 2020 are set forth in the “Salary” column of the 2020 Summary Compensation Table above.

Cash Bonus Compensation

Mr. Fulop and Ms. Linardos received performance bonuses of $150,000 and $40,000, respectively, in connection with the successful completion of the Business Combination during 2020. Pursuant to his offer letter, Mr. Billow received a discretionary performance bonus of $150,000, which was based on individual and company performance in 2020, as determined by Mr. Fulop.

Equity Compensation

Prior to the Business Combination, we typically granted stock options as the long-term incentive component of our compensation program. Stock options allow employees, including our Named Executive Officers, to purchase shares of our common stock at a price equal to the fair market value of our common stock on the date of grant. Our stock options have vesting schedules that are designed to encourage continued employment and typically vest as to 25% of the shares subject to the option on the first anniversary of the applicable vesting commencement date and as to the remaining 75% of the shares in 36 substantially equal monthly installments thereafter, subject to the recipient’s continued service through each applicable vesting date. From time to time, our Board of Directors may also construct alternate vesting schedules as it determines appropriate to motivate particular employees.

In June 2020, Mr. Billow was granted an option to purchase 610,609 shares of our common stock (as converted in connection with the Business Combination), which vests as to 75% of the shares pursuant to our standard time-based vesting schedule described above and as to 25% of the shares based on the attainment of an adjusted EBITDA breakeven threshold by June 30, 2022.

In June 2020 and August 2020, Ms. Linardos was granted options to purchase 30,530 and 512,912 shares of our common stock (as converted in connection with the Business Combination), respectively. The options vest pursuant to our standard vesting schedule described above with 25% of the shares vesting on the first anniversary of the vesting commencement date and as to the remaining 75% of the shares in 36 substantially equal installments thereafter.

In July 2020, the board approved a stock option repricing in which the strike price of employees’ unvested stock options was modified to the strike price consummate with the recent third-party stock valuation. No vested stock option awards were eligible for repricing. The repriced options are subject to a new four year vesting schedule with a vesting commencement date of September 1, 2020. Employees had the ability to opt out of the repricing of the unvested stock options by providing notice to the company. Mr. Billow and Ms. Linardos participated in the repricing.

In connection with the Business Combination, we began granting restricted stock units as the long-term incentive component of our compensation program. No restricted stock units were granted to our named executive officers during 2020.

Executive Employment Arrangements

In connection with his commencement of employment with us in March 2019, we entered into an offer letter with Mr. Billow pursuant to which he serves as our President. Under the offer letter, in the event Mr. Billow is laid off, terminated by us without cause, or if he resigns for good reason, he will be entitled to receive base salary continuation for a period of 12 months. Upon a change in control, 50% of the unvested shares subject to Mr. Billow’s then-outstanding options would vest. If Mr. Billow is terminated by us without cause or he resigns for good reason, in either case, within six months following a change in control, the remaining 50% of the unvested shares subject to his then-outstanding options would vest. Mr. Billow waived any potential accelerated vesting of his outstanding options in connection with the Business Combination.

For purposes of Mr. Billow’s offer letter “cause” generally means his (i) violation of a company policy or rule, (ii) breach, attempted breach or violation of his restrictive covenant agreement with us, (iii) failure to materially perform job duties and responsibilities reasonably expected of his position, (iv) arrest for, conviction of, or plea of guilty or no contest to any felony or to a misdemeanor involving moral turpitude, deceit, dishonesty or fraud, (v) dishonest statements or acts with respect to or affecting the company, (vi) gross negligence, willful misconduct or insubordination, or (vii) other conduct that could be harmful to our business, interests or reputation. For purposes of Mr. Billow’s offer letter, “good reason” means (i) our requirement that he relocate to a location more than 35 miles from our current location in Burlington, Massachusetts, (ii) a material reduction in his job responsibilities, or (iii) a material reduction in his compensation.

We have not entered into an employment agreement or offer letter with Mr. Fulop that sets forth the terms and conditions of his employment with us.

Mr. Billow and Mr. Fulop have entered into restrictive covenant agreements with us that generally contain 12-month post-employment non-competition and non-solicitation covenants. For Mr. Billow, during the post-employment period that he is subject to the non-competition covenant, and subject to limited exceptions, we agreed to provide “garden leave” pay at a rate that equals 50% of his highest annual base salary within the two years prior to termination.

Transition Agreement with Ms. Linardos

In connection with Ms. Linardos’ resignation as Chief Financial Officer in February 2021, we entered into a Transition and Separation Agreement with Ms. Linardos that superseded her prior offer letter with the company.

Pursuant to the Transition and Separation Agreement, upon the termination of Ms. Linardos’ employment with the company in July 2021, and subject to her execution and non-revocation of a release of claims and continued compliance with a separate restrictive covenant agreement, she will be entitled to receive a lump sum payment of $20,000 (the “Completion Bonus”) and we will pay the COBRA premium payments for Ms. Linardos and her covered dependents until the earlier of August 15, 2021 or the date Ms. Linardos becomes eligible for coverage under another employer’s plan.

In the event Ms. Linardos’ employment is terminated by us without cause prior to July 23, 2021, and subject to her execution and non-revocation of a release of claims and continued compliance with a separate restrictive covenant agreement, she will be entitled to receive (i) a lump sum payment equal to the sum of (x) any unpaid portion of the base salary that would have been paid to her through July 23, 2021 and (y) the Completion Bonus, and (ii) we will pay the COBRA premium payments for Ms. Linardos and her covered dependents until August 15, 2021. In the event Ms. Linardos terminates her employment prior to July 23, 2021, she will be entitled to receive any unpaid portion of the base salary that would have been paid to her through such date.

Ms. Linardos’ stock options, to the extent not vested before July 23, 2021, will cease vesting on such date and will be exercisable for a period of 5 years thereafter.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each Named Executive Officer as of December 31, 2020. Mr. Fulop did not hold any outstanding equity incentive plan awards as of December 31, 2020.

		Option Awards
Name and Principal Position	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number Of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number Of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
Elizabeth Linardos	12/01/2017	121,740	—		—		2.46	11/30/2027
Former Chief Financial Officer	05/08/2019	4,324	—		—		3.34	05/07/2029
	06/11/2020	15,265	15,265	(1)	—		1.40	06/10/2030
	07/17/2020	256,456	256,456	(1)	—		1.40	07/16/2030
	09/01/2020(4)	27,668	27,668	(1)	—		1.40	11/30/2027
	09/01/2020(4)	3,944	3,944	(1)	—		1.40	05/07/2029
	03/01/2019	457,957	—		—		3.34	02/28/2029
Steve Billow	06/11/2020	—	457,956	(2)	152,652	(3)	1.40	06/10/2030
President	09/01/2020(4)	—	763,261	(2)	—		1.40	02/28/2029

(1)	As of December 31, 2020, the option was eligible to vest as to 25% of the shares on the first anniversary of the vesting commencement date and as to the remaining 75% of the shares in 36 substantially equal monthly installments thereafter, subject to Ms. Linardos continuing to provide services to us through each applicable vesting date and accelerated vesting as to 50% of the unvested shares in connection with the Business Combination and full accelerated vesting in the event Ms. Linardos was terminated without cause or resigned for good reason, in either case, within 6 months following the closing of the Business Combination. See “Narrative to 2020 Summary Compensation Table –Transition Agreement with Ms. Linardos” for a description of the treatment of Ms. Linardos’ outstanding option awards in connection with her termination of employment in 2021.

(2)	The option vests as to 25% of the shares on the first anniversary of the vesting commencement date and as to the remaining 75% of the shares in 36 substantially equal monthly installments thereafter, subject to Mr. Billow continuing to provide services to us through each applicable vesting date and accelerated vesting in connection with a change in control as described above under “Narrative to 2020 Summary Compensation Table — Executive Employment Arrangements”.

(3)	The option vests upon the achievement of an adjusted EBITDA breakeven threshold by June 30, 2022.

(4)	Represents options that were repriced in July 2020. See “Narrative to 2020 Summary Compensation Table — Equity Compensation” above for additional information.

Health, Welfare and Retirement Plans

Our Named Executive Officers are eligible to participate in our employee benefit plans and programs, including medical, dental and vision benefits, life insurance, and disability insurance, to the same extent as our other full-time employees, subject to the terms and eligibility requirements of those plans.

We also sponsor a 401(k) defined contribution plan in which our Named Executive Officers may participate, subject to limits imposed by the Internal Revenue Code, or the Code, to the same extent as all of our other full-time employees. Currently, we do not match contributions made by participants in the 401(k) plan. We believe that providing a vehicle for tax-deferred retirement savings through our 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our Named Executive Officers, in accordance with our compensation policies.

Director Compensation

Historically, we have not made annual cash or equity compensation awards to our non-employee directors for service on our Board of Directors, although we have granted equity awards to certain non-employee directors from time to time in recognition of their service on our board.

In August 2020 we granted each of Dayna Grayson and Steve Papa an option to purchase 61,061 shares of our common stock (as adjusted in connection with the Business Combination). Each option vests as to 25% of the shares on August 5, 2021 and as to the remaining 75% of the shares in 36 substantially equal monthly installments thereafter, subject to continued service through each applicable vesting date. In addition, in August 2020 Stephen Nigro was granted 61,061 restricted stock units (as adjusted in connection with the Business Combination). The restricted stock units vest as to 25% of the shares on August 24, 2021 and as to the remaining 75% of the shares in 12 substantially equal quarterly installments thereafter, subject to continued service through each applicable vesting date. In addition, Mr. Nigro has provided consulting services to us and was paid $40,935 for such services in 2020. On September 1, 2020, options to purchase 170,970 shares of our common stock previously granted to Jeff Immelt were repriced.

2020 Director Compensation

The following table sets forth the compensation earned by our non-employee directors for service on our board during 2020.

Name	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Dayna Grayson	--	413,590	--	413,590
Leo Hindery, Jr.	--	--	--	--
Wen Hsieh	--	--	--	--
Jeff Immelt	--	348,345	--	348,345
Byron Knight	--	--	--	--
Stephen Nigro	487,259	--	40,935	528,194
Steve Papa	--	413,590	--	413,590
Andy Wheeler	--	--	--	--
Bilal Zuberi	--	--	--	--

(1)	Amount reflects the grant date fair value of stock and option awards granted during fiscal year 2020 as calculated in accordance with ASC Topic 718, excluding the effect of estimated forfeitures. See Note 8 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2020 for information regarding the assumptions used in calculating this amount. For Mr. Immelt, the amounts shown represents the incremental fair value attributable to the repricing of stock options during 2020, computed as of the repricing date in accordance with ACS topic 718. For a further description of the repricing, see the section entitled “Narrative to 2020 Summary Compensation Table — Equity Compensation” above.

(2)	Amount reflects fees paid for consulting services provided by Mr. Nigro in 2020.

The table below shows the aggregate numbers of option awards (exercisable and unexercisable) and unvested stock awards held as of December 31, 2020 by each non-employee director who was serving as of December 31, 2020.

Name	Options Outstanding at Fiscal Year End	Unvested Restricted Shares Outstanding at Fiscal Year End
Dayna Grayson	61,060	--
Leo Hindery, Jr.	--	--
Wen Hsieh	--	--
Jeff Immelt	390,789	--
Byron Knight	--	--
Stephen Nigro	--	61,060
Steve Papa	61,060	--
Andy Wheeler	--	--
Bilal Zuberi	--	--

In December 2020, we adopted a compensation program for our non-employee directors, referred to herein as the Director Compensation Program, which supersedes the current arrangements with our non-employee directors and will apply broadly to all of our non-employee directors. Pursuant to the Director Compensation Program, our non-employee directors will receive cash compensation as follows:

•	Each non-employee director will receive an annual cash retainer in the amount of $40,000 per year;

•	The chair of the board will receive an additional annual cash retainer in the amount of $45,000 per year;

•	The chairperson of the Audit Committee will receive additional annual cash compensation in the amount of $20,000 per year for such chairperson’s service on the Audit Committee. Each non-chairperson member of the Audit Committee will receive additional annual cash compensation in the amount of $10,000 per year for such member’s service on the Audit Committee;

•	The chairperson of the Compensation Committee will receive additional annual cash compensation in the amount of $15,000 per year for such chairperson’s service on the Compensation Committee. Each non-chairperson member of the Compensation Committee will receive additional annual cash compensation in the amount of $7,500 per year for such member’s service on the Compensation Committee; and

•	The chairperson of the Nominating and Corporate Governance Committee will receive additional annual cash compensation in the amount of $10,000 per year for such chairperson’s service on the Nominating and Corporate Governance Committee. Each non-chairperson member of the Nominating and Corporate Governance Committee will receive additional annual cash compensation in the amount of $5,000 per year for such member’s service on the Nominating and Corporate Governance Committee.

Director fees under the program will be payable in arrears in four equal quarterly installments not later than the fifteenth day following the final day of each calendar quarter, provided that the amount of each payment will be prorated for any portion of a quarter that a director is not serving on our board.

Under the Director Compensation Program, upon a director’s initial appointment or election to our Board, such non-employee director will automatically be granted a number of restricted stock units relating to shares of our Class A common stock equal to the quotient obtained by dividing $280,000 by the fair market value of a share of common stock of the Company on the date of grant (with any partial shares that result rounded up to the nearest whole share), or the Initial Grant. Additionally, on the date of each annual stockholder’s meeting following the completion of the Business Combination, each non-employee director will automatically be granted a number of restricted stock units relating to shares of our Class A common stock equal to the quotient obtained by dividing $140,000 by the fair market value of a share of Class A common stock of the Company on the date of grant (with any partial shares that result rounded up to the nearest whole share), or the Annual Grant. The Initial Grant will vest in substantially equal monthly installments for three years from the date of grant, subject to continued service as a non-employee director through each applicable vesting date. The Annual Grant will vest on the earlier of the first anniversary of the date of grant or the date of the next annual stockholder’s meeting following the date of grant, subject to continued service as a non-employee director through the vesting date. Upon a non-employee director’s termination of service on the Board due to death or disability or in the event of a change in control (as defined in our 2020 Incentive Award Plan, or the 2020 Plan) of our company, the Initial Grant and the Annual Grant will vest in full. For any non-employee directors that are appointed to our Board after any annual stockholder’s meeting, such non-employee director will be eligible to receive a pro-rata portion of the Annual Grant for such year.

ITEM 12	Security Ownership of Certain Beneficial Owners And Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information on our equity compensation plans as of December 31, 2020:

Plan Category:	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders(1)				14,379,052	(2)
Restricted Stock(3)	279,198	–		–
Restricted Stock Units(4)	682,896	–		–
Options(5)	19,552,953	$1.53	(6)	–
Equity compensation plans not approved by security holders	–	–		0
Total	20,515,047	–		14,379,052

(1) Consists of our 2020 Plan, 2015 Stock Incentive Plan and Make Composites, Inc. 2018 Equity Incentive Plan.

(2) No shares remain available for issuance under the Make Composites, Inc. 2018 Equity Incentive Plan and 1,978,239 shares remaining under the 2015 Stock Incentive Plan were rolled into the 2020 Plan. Therefore, no additional awards will be granted under either of those plans. Under our 2020 Plan, a total of 12,400,813 shares were initially authorized for stock-based compensation available in the form of restricted stock, restricted stock units, stock appreciation rights, stock options or other stock-based or cash-based awards. As of December 31, 2020, there were no awards outstanding under the 2020 Plan.

(3) Consists of 279,198 outstanding shares of restricted stock under our 2015 Stock Incentive Plan.

(4) Consists of 682,896 outstanding restricted stock units under our 2015 Stock Incentive Plan.

(5) Consists of 19,415,510 outstanding options to purchase stock under our 2015 Stock Incentive Plan and 137,443 outstanding options to purchase stock under our Make Composites, Inc. 2018 Equity Incentive Plan.

(6) As of December 31, 2020, the weighted-average exercise price of outstanding options under our 2015 Stock Incentive Plan was $1.53.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our Class A common stock, as of April 1, 2021 by:

•	each person or group of affiliated persons known by us to beneficially own more than 5% of our Class A common stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our executive officers and directors as a group.

The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power. Applicable percentage ownership is based on 252,660,082 shares of Class A common stock outstanding as of April 1, 2021. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of Class A common stock subject to options, warrants or other rights held by such person that are currently exercisable or will become exercisable within 60 days of April 1, 2021 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person. Unless noted otherwise, the address of all listed stockholders is c/o Desktop Metal, Inc., 63 3rd Ave., Burlington, MA 01803. Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

	Shares Beneficially Owned
Name of Beneficial Owner	Number of Shares of Class A Common Stock Beneficially Owned	Percentage Ownership of Outstanding Class A Common Stock
5% or Greater Stockholders
Entities affiliated with New Enterprise Associates(1)	28,416,088	11.25%
Entities affiliated with Lux Ventures(2)	18,651,974	7.38%
KPCB Holdings, Inc., as nominee(3)	17,856,665	7.07%
Entities affiliated with Google Ventures(4)	14,302,438	5.66%
Named Executive Officers and Directors
Ric Fulop(5)	21,981,930	8.70%
Steve Billow(6)	457,956	*
Elizabeth Linardos(7)	429,397	*
Scott Dussault	—	—
Ali El Siblani	5,036,142	1.99%
Dayna Grayson	—	—
Leo Hindery, Jr.(8)	2,897,317	1.15%
Wen Hsieh(3)	17,856,665	7.07%
Jeff Immelt(9)	259,075	*
Byron Knight	—	—
Stephen Nigro	—	—
Steve Papa	—	—
Andy Wheeler	—	—
Bilal Zuberi	—	—
All executive officers and directors as a group (17 persons)(10)	49,263,865	19.39%

* less than 1%

(1)	Consists of (a) 135,514 shares of Class A common stock held by NEA Seed IV, LLC (Seed), (b) 17,161 shares of Class A common stock held by NEA Ventures 2015, L.P. (Ven 2015), and (c) 28,263,413 shares of Class A common stock held by New Enterprise Associates 15, L.P. (NEA 15). The securities directly held by NEA 15 are indirectly held by NEA Partners 15, L.P. (Partners 15), which is the sole general partner of NEA 15; NEA 15 GP, LLC (NEA 15 LLC), which is the sole general partner of Partners 15; and each of the individual managers of NEA 15 LLC. The individual Managers of NEA 15 LLC (the NEA 15 Managers) are Forest Baskett, Anthony A. Florence, Mohamad Makhzoumi, Joshua Makower, Scott D. Sandell, and Peter Sonsini. NEA Partners 15, NEA 15 LLC, and the NEA 15 Managers share voting and dispositive power with regard to the shares owned directly by NEA 15. The securities directly held by Seed are indirectly held by New Enterprise Associates 16, L.P. (NEA 16), which is the sole member of Seed; NEA Partners 16, L.P. (Partners 16), which is the sole general partner of NEA 16; NEA 16 GP, LLC (NEA 16 LLC), which is the sole general partner of Partners 16; and each of the individual managers of NEA 16 LLC. The individual Managers of NEA 16 LLC (the NEA 16 Managers) are Forest Baskett, Ali Behbahani, Carmen Chang, Anthony A. Florence, Mohamad Makhzoumi, Joshua Makower, Scott D. Sandell, Paul Walker, and Peter Sonsini. NEA 16, NEA Partners 16, NEA 16 LLC, and the NEA 16 Managers share voting and dispositive power with regard to the shares owned directly by Seed. Karen P. Welsh, the general partner of Ven 2015, shares voting and dispositive power with regard to the shares owned directly by Ven 2015. All indirect holders of the above referenced shares disclaim beneficial ownership of all applicable shares except to the extent of their actual pecuniary interest therein. The address for these entities and individuals is 1954 Greenspring Drive, Suite 600, Timonium, MD 21093.

(2)	Consists of (a) 193,592 shares of Class A common stock held by Lux Ventures V, L.P., (b) 16,630,411 shares of Class A common stock held by Lux Ventures IV, L.P., and (c) 1,827,971 shares of Class A common stock held by Lux Ventures IV, L.P. Lux Venture Partners V, LLC is the general partner of Lux Ventures V, L.P. and exercises voting and dispositive power over the shares noted herein held by Lux Ventures V, L.P. Lux Venture Partners IV, LLC is the general partner of Lux Ventures IV, L.P. and exercises voting and dispositive power over the shares noted herein held by Lux Ventures IV, L.P. Lux Co-Invest Partners, LLC is the general partner of Lux Co-Invest Opportunities, L.P. and exercises voting and dispositive power over the shares noted herein held by Lux Co-Invest Opportunities, L.P. Peter Hebert and Josh Wolf are the individual managing members of Lux Venture Partners V, LLC, Lux Venture Partners IV, LLC and Lux Co-Invest Partners, LLC (the “Individual Managers”). The Individual Managers, as the sole managers of Lux Venture Partners V, LLC, Lux Venture Partners IV, LLC and Lux Co-Invest Partners, LLC, may be deemed to share voting and dispositive power for the shares noted herein held by Lux Ventures V, L.P., Lux Ventures IV, L.P. and Lux Co-Invest Opportunities, L.P. Each of Lux Venture Partners V, LLC, Lux Venture Partners IV, LLC, Lux Co-Invest Partners, LLC and the Individual Managers separately disclaim beneficial ownership over the shares noted herein except to the extent of their pecuniary interest therein. The address for these entities and individuals is c/o Lux Capital Management, 920 Broadway, 11th Floor, New York, NY 10010.

(3)	All shares are held for convenience in the name of “KPCB Holdings, Inc., as nominee” for the accounts of such entities. Consists of 17,134,580 shares held by Kleiner Perkins Caufield & Byers XVI, LLC (“KPCB XVI”), 586,570 shares held by KPCB XVI Founders Fund, LLC (“XVI Founders”), 131,219 shares held by Kleiner Perkins Caufield & Byers XVII, LLC (“KPCB XVII”), and 4,296 shares held by KPCB XVII Founders Fund, LLC (“XVII Founders”). The managing member of KPCB XVI and XVI Founders is KPCB XVI Associates, LLC (“KPCB XVI Associates”). Beth Seidenberg, L. John Doerr, Randy Komisar, Theodore E. Schlein and Wen Hsieh, the managing members of KPCB XVI Associates, exercise shared voting and dispositive control over the shares held by KPCB XVI and XVI Founders. Such managing members disclaim beneficial ownership of all shares held by KPCB XVI and XVI Founders except to the extent of their pecuniary interest therein. The managing member of KPCB XVII and XVII Founders is KPCB XVII Associates, LLC (“KPCB XVII Associates”). Beth Seidenberg, Ilya Fushman, Mamoon Hamid, Theodore E. Schlein and Wen Hsieh, the managing members of KPCB XVII Associates, exercise shared voting and dispositive control over the shares held by KPCB XVII and XVII Founders. Such managing members disclaim beneficial ownership of all shares held by KPCB XVII and XVII Founders except to the extent of their pecuniary interest therein. The principal business address for all entities and individuals affiliated with Kleiner Perkins Caufield & Byers is c/o Kleiner Perkins Caufield & Byers, LLC, 2750 Sand Hill Road, Menlo Park, CA 94025.

(4)	Consists of (a) 2,332,177 shares of Class A common stock held by GV 2017, L.P., (b) 8,923,643 shares of Class A common stock held by GV 2016, L.P., and (c) 3,046,618 shares of Class A common stock held by GV 2017, L.P. GV 2017 GP, L.P. (the general partner of GV 2017, L.P.), GV 2017 GP, L.L.C. (the general partner of GV 2017 GP, L.P.), Alphabet Holdings LLC (the sole member of GV 2017 GP, L.L.C.), XXVI Holdings Inc. (the managing member of Alphabet Holdings LLC), and Alphabet Inc. (the sole stockholder of XXVI Holdings Inc.) may each be deemed to have sole power to vote or dispose of the shares held directly by GV 2017, L.P. GV 2016 GP, L.P. (the general partner of GV 2016, L.P.), GV 2016 GP, L.L.C. (the general partner of GV 2016 GP, L.P.), Alphabet Holdings LLC (the sole member of GV 2016 GP, L.L.C.), XXVI Holdings Inc. (the managing member of Alphabet Holdings LLC), and Alphabet Inc. (the sole stockholder of XXVI Holdings Inc.) may each be deemed to have sole power to vote or dispose of the shares held directly by GV 2016, L.P. GV 2019 GP, L.P. (the general partner of GV 2019, L.P.), GV 2019 GP, L.L.C. (the general partner of GV 2019 GP, L.P.), Alphabet Holdings LLC (the sole member of GV 2019 GP, L.L.C.), XXVI Holdings Inc. (the managing member of Alphabet Holdings LLC), and Alphabet Inc. (the sole stockholder of XXVI Holdings Inc.) may each be deemed to have sole power to vote or dispose of the shares held directly by GV 2019, L.P. The principal mailing address for each of GV 2016, L.P., GV 2016 GP, L.P., GV 2016 GP, L.L.C, GV 2017, L.P., GV 2017 GP, L.P., GV 2017 GP, L.L.C, GV 2019, L.P., GV 2019 GP, L.P., GV 2019 GP, L.L.C., Alphabet Holdings LLC, XXVI Holdings Inc., and Alphabet Inc. is 1600 Amphitheatre Parkway, Mountain View, CA 94043.

(5)	Consists of (a) 20,095,149 shares of Class A common stock held directly by Mr. Fulop, (b) 628,927 shares of Class A common stock held by Bluebird Trust, (c) 628,927 shares of Class A common stock held by Khaki Campbell Trust, and (d) 628,927 shares of Class A common stock held by Red Tailed Hawk Trust. The trustee of the Bluebird Trust, Khaki Campbell Trust and Red Tailed Hawk Trust is Steve Papa. Voting and investment power over the shares held of record by the trusts is exercised by Mr. Fulop and his wife.

(6)	Consists of shares of Class A common stock subject to options held by Mr. Billow that are exercisable within 60 days of April 1, 2021.

(7)	Consists of Class A common stock subject to options held by Ms. Linardos that are exercisable within 60 days of April 1, 2021.

(8)	Consists of 2,897,317 shares of Class A common stock. The business address of Mr. Hindery and RTH is 405 Lexington Avenue, 48th Floor, New York, New York 10174. The business address of HPS is 40 West 57th Street, 33rd Floor, New York, NY 10019.

(9)	Consists of (a) 39,256 shares of Class A common stock and (b) 219,819 shares of Class A common stock subject to options held by Mr. Immelt that are exercisable within 60 days of April 1, 2021.

(10)	Consists of (i) 47,811,310 shares of Class A common stock and (ii) 1,452,555 shares of Class A common stock subject to options that are exercisable within 60 days of April 1, 2021.

ITEM 13	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

The following includes a summary of transactions since January 1, 2020 to which we have been a party in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than transactions that are described under the section “Executive and Director Compensation.” We also describe below certain other transactions with our directors, executive officers and stockholders.

Stockholders Agreement

Pursuant to the Stockholders Agreement, the Sponsor and its permitted transferees have (i) the right to nominate Leo Hindery, Jr. to our Board of Directors for so long as the Sponsor and its permitted transferees beneficially own, in the aggregate, a number of shares of Class A common stock equal to or greater than 25% of the aggregate number of shares of Class A common stock beneficially owned by the Sponsor and its permitted transferees immediately following the closing of the Business Combination (the “Initial Sponsor Shares”), and (ii) certain information rights for so long as the Sponsor and its permitted transferees beneficially own, in the aggregate, a number of shares of Class A common stock equal to or greater than 25% of the Initial Sponsor Shares. The Stockholders Agreement will terminate with respect to the Sponsor at the time that it and its permitted transferees cease to collectively beneficially own, in the aggregate, a number of shares of Class A common stock equal to or greater than 25% of the Initial Sponsor Shares.

Registration Rights Agreement

In connection with the execution of the Merger Agreement, we and certain stockholders of Legacy Desktop Metal and Trine entered into an amended and restated registration rights agreement, or the Registration Rights Agreement. Pursuant to the Registration Rights Agreement, we agreed to file a shelf registration statement with respect to the registrable securities under the Registration Rights Agreement within 45 days of the closing of the Business Combination. Up to twice in any 12 month period, certain Legacy Desktop Metal stockholders and Trine stockholders may request to sell all or any portion of their registrable securities in an underwritten offering so long as the total offering price is reasonably expected to exceed $75.0 million. We also agreed to provide customary “piggyback” registration rights. The Registration Rights Agreement also provides that we will pay certain expenses relating to such registrations and indemnify the stockholders against certain liabilities.

Warrants

In August 2020, Legacy Desktop Metal issued a warrant to purchase up to 300,000 shares of Legacy Desktop Metal’s common stock to KDT Desktop Metal Holdings, LLC, which held more than 5% of Desktop Metal’s capital stock, in exchange for technical research and development advisor services. The warrant was cashlessly exercised for 200,151 shares of Legacy Desktop Metal’s common stock in connection with the consummation of the Business Combination.

Option Repricing

In July 2020, Legacy Desktop Metal’s board of directors approved a stock option repricing in which the strike price of employees’ unvested stock option awards was modified to the strike price consummate with the recent third-party stock valuation. No vested stock option awards were eligible for repricing. The repriced options are subject to a new four year vesting schedule with a vesting commencement date of September 1, 2020. Employees had the ability to opt out of the repricing of the unvested stock option grants by providing notice to Legacy Desktop Metal. Steve Billow, Meg Broderick and Elizabeth Linardos, each an executive officer, participated in the repricing.

Restricted Stock Unit Grant to Director

In August 2020, Legacy Desktop Metal’s board of directors approved a grant of 50,000 restricted stock units to Stephen Nigro in connection with his role as a consultant to Desktop Metal.

Transaction Bonuses

In December 2020, our Chief Executive Officer and Chairman, Ric Fulop, our General Counsel, Meg Broderick, and our Chief Product Officer, Arjun Aggarwal, were each awarded a cash bonus of $150,000 in connection with their efforts related to the Business Combination. Ms. Broderick was previously awarded a cash bonus in the amount of $40,000 in connection with the Business Combination. In February 2021, our Chief Financial Officer and Treasurer, James Haley, was awarded a cash bonus in the amount of $150,000 in connection with his efforts related to the Business Combination.

Director and Officer Indemnification

Legacy Desktop Metal’s charter and bylaws provided for indemnification and advancement of expenses for its directors and officers to the fullest extent permitted by the DGCL, subject to certain limited exceptions. Legacy Desktop Metal also entered into indemnification agreements with each of its directors. Following the Business Combination, these agreements were replaced with new indemnification agreements for each director and officer.

PIPE Investment

In August 2020, Jeffrey Immelt, a director, entered into a Subscription Agreement with Trine to subscribe for 25,000 shares of Class A common stock at a purchase price of $250,000 pursuant to a private placement of Trine Class A common stock that closed immediately prior to the Business Combination.

Acquisition

On February 16, 2021, pursuant to a Purchase Agreement and Plan of Merger by and among Desktop Metal and certain of its affiliates, Ali El Siblani, EnvisionTec, Inc. and certain of its affiliates (the “EnvisionTec Group”), we completed the acquisition of the EnvisionTec Group (the “EnvisionTec Acquisition”). Upon completion of the EnvisionTec Acquisition, (i) Mr. El Siblani, a director and executive officer, received (a) $143.58 million in cash, and (b) 5,036,142 shares of Class A common stock of Desktop Metal, with a fair value of approximately $159.8 million as of the close of business on the acquisition date, and (ii) Mr. El Siblani was elected to our Board of Directors.

Agreements with Entities Controlled by Ali El Siblani

As a result of our EnvisionTec Acquisition in February 2021, we entered into several lease agreements with entities controlled by Ali El Siblani, a director and executive officer, for facility space located in Dearborn, Michigan and Gladbeck, Germany. Pursuant to the lease agreements, we pay such entities approximately $400,000 per year in rent payments. Following the EnvisionTec Acquisition, we are also a party to a distribution agreement with Sibco Europe Ltd., a distributor based in the United Kingdom of which Mr. El Siblani is the managing director and sole owner, and E3D Technology, a wholly-owned subsidiary of Sibco Europe Ltd., for services including research and development, maintenance, and marketing services. Depending on the volume of activity under these agreements, we may pay such entities more than $120,000 per year; however, since the EnvisionTec acquisition, we have not made any payments to Sibco Europe Ltd., and we have paid E3D Technology approximately $54,000.

Procedures with Respect to Review and Approval of Related Person Transactions

Our Board of Directors recognizes the fact that transactions with related persons present a heightened risk of conflicts of interests (or the perception of such conflicts of interest). We have adopted a written policy on transactions with related persons that is in conformity with the requirements for issuers having publicly held common stock that is listed on the NYSE. Under the policy, our legal department is primarily responsible for developing and implementing processes and procedures to obtain information regarding related persons with respect to potential related person transactions and then determining, based on the facts and circumstances, whether such potential related person transactions do, in fact, constitute related person transactions requiring compliance with the policy. If the legal department determines that a transaction or relationship is a related person transaction requiring compliance with the policy, our general counsel will be required to present to the Audit Committee all relevant facts and circumstances relating to the related person transaction. The Audit Committee will be required to review the relevant facts and circumstances of each related person transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and the extent of the related person’s interest in the transaction, take into account the conflicts of interest and corporate opportunity provisions of the our code of business conduct and ethics, and either approve or disapprove the related person transaction. If advance Audit Committee approval of a related person transaction requiring the Audit Committee’s approval is not feasible, then the transaction may be preliminarily entered into by management upon prior approval of the transaction by the chair of the Audit Committee, subject to ratification of the transaction by the Audit Committee at the Audit Committee’s next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. If a transaction was not initially recognized as a related person transaction, then, upon such recognition, the transaction will be presented to the Audit Committee for ratification at the Audit Committee’s next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. Our management will update the Audit Committee as to any material changes to any approved or ratified related person transaction and will provide a status report at least annually of all then-current related person transactions. No director will be permitted to participate in approval of a related person transaction for which he or she is a related person.

Director Independence

New York Stock Exchange (“NYSE”) listing standards require that a majority of our Board of Directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has determined that Ms. Grayson and Messrs. Dussault, Hsieh, Immelt, Knight, Papa, Wheeler and Zuberi are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14	Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees and Other Matters

The following table summarizes the fees of Deloitte & Touche LLP, our independent registered public accounting firm, billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two fiscal years for other services.

Fee Category	2020	2019
Audit Fees[1]	$3,700,716	$92,000
Audit-Related Fees[2]	—	—
Tax Fees[3]	44,100	45,030
All Other Fees	—	—
Total Fees	$3,744,816	$137,030

1 Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.

2 Audit-related fees consist of other audit and attest services not required by statute or regulation.

3 Tax fees consist of fees for tax-related services, including tax compliance and tax advice related to transactions.

Audit Committee Pre-Approval Policy and Procedures

The Audit Committee has adopted a policy (the “Pre-Approval Policy”) that sets forth the procedures and conditions pursuant to which audit and non-audit services proposed to be performed by the independent auditor may be pre-approved. The Pre-Approval Policy generally provides that we will not engage Deloitte & Touche LLP to render any audit, audit-related, tax or permissible non-audit service unless the service is either (i) explicitly approved by the Audit Committee (“specific pre-approval”) or (ii) entered into pursuant to the pre-approval policies and procedures described in the Pre-Approval Policy (“general pre-approval”). Unless a type of service to be provided by Deloitte & Touche LLP has received general pre-approval under the Pre-Approval Policy, it requires specific pre-approval by the Audit Committee or by a designated member of the Audit Committee to whom the committee has delegated the authority to grant pre-approvals. Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval. For both types of pre-approval, the Audit Committee will consider whether such services are consistent with the SEC’s rules on auditor independence. The Audit Committee will also consider whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with the Company’s business, people, culture, accounting systems, risk profile and other factors, and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality. All such factors will be considered as a whole, and no one factor should necessarily be determinative. On a periodic basis, the Audit Committee reviews and generally pre-approves the services (and related fee levels or budgeted amounts) that may be provided by Deloitte & Touche LLP without first obtaining specific pre-approval from the Audit Committee. The Audit Committee may revise the list of general pre-approved services from time to time, based on subsequent determinations.

Part IV

ITEM 15.	Exhibits and Financial Statement Schedules

(b) Exhibits.

Incorporation by Reference
Exhibit No.	Exhibit Index	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a)					*
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a)					*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Desktop Metal, Inc.

Date: April 30, 2021	By:	/s/ Ric Fulop
Ric Fulop
Chief Executive Officer (Principal Executive Officer)