Form 10-K/A
period 2020-12-31
Desktop Metal, Inc.
filed 2021-05-17
CIK 1754820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-38835

DESKTOP METAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	83-2044042
(State of Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)

63 3rd Avenue, Burlington, MA	01803
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (978) 224-1244

Securities registered pursuant to Section 12(b) of the Act:

Name Of Each Exchange
Title of Each Class	Trading Symbol(s)	On Which Registered
Common Stock, $0.0001 Par Value per Share Warrants to purchase common stock	DM DM.WS	New York Stock Exchange New York Stock Exchange

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

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Desktop Metal, Inc. (the “Company”), for the year ended December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on March 15, 2021, and amended on April 30, 2021 to provide the information required by Items 10 through 14 of Part III of the Annual Report on Form 10-K (as amended, the “Original Filing”). On May 14, 2021, the Company filed a Current Report on Form 8-K with the SEC disclosing the determination by the audit committee of the board of directors.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Since the consummation of the business combination with Trine Acquisition Corp. on December 9, 2020, our outstanding warrants to purchase common stock were accounted for as equity within our balance sheet.

As a result of the Staff Statement, the Company reevaluated the accounting treatment of the warrants assumed in the business combination with Trine on December 9, 2020 which were recorded in equity in the Company’s consolidated balance sheet. The Company concluded that the exercise and settlement features of the private placement warrants may change with a change in the holder, which precludes the private placement warrants from being considered indexed to the Company’s own stock and therefore, precludes the private placement warrants from meeting the scope exception from derivative accounting prescribed by Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”). As such, the private placement warrants do not meet the conditions to be classified within equity under the Statement and should be presented as a liability.

The Company has concluded that the private placement warrants are to be classified as a liability measured at fair value on the Company’s consolidated balance sheet at December 31, 2020, with subsequent changes in fair value from the date of acquisition on December 9, 2020 through December 31, 2020, as well as subsequent changes in fair value reported in our statement of operations each reporting period.

The change in accounting for the private placement warrants did not have any impact on the Company’s liquidity, cash flows, revenues, or operating expenses within its consolidated financial statements.

As disclosed in Item 9A, as of December 31, 2020, Management has determined that the Company did not maintain effective internal control over financial reporting due to the existence of material weaknesses. Management also concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2020 due to the existence of material weaknesses.

We are filing this Amendment to amend and restate the Original Filing as necessary to reflect the restatements required to classify the private placement warrants as a liability rather than equity. The following items have been amended to reflect the restatements: Part I, Item 1A. Risk Factors Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Part II, Item 8. Financial Statements and Supplementary Data Part II, Item 9A. Controls and Procedures. In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this (Exhibits 31.1, 31.2, 32.1 and 32.2).

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

Unless otherwise indicated or the context otherwise requires, references in this Annual Report on Form 10-K/A to “we,” “us,” “the company” and “Desktop Metal” refer to the consolidated operations of Desktop Metal, Inc. and its subsidiaries. References to

“Trine” refer to the company prior to the consummation of the Business Combination and references to “Legacy Desktop Metal” refer to Desktop Metal Operating, Inc. prior to the consummation of the Business Combination.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A, including "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements. All statements contained in this Annual Report on Form 10-K/A other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth, trends, events, and our objectives for future operations, are forward-looking statements. The words “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “project,” “could,” “would,” “estimate,” “potential,” “continue,” “plan,” “target,” or the negative of these words or similar expressions are intended to identify forward-looking statements.

The forward-looking statements included herein are based on current expectations of management. Actual results may differ from those expressed in forward-looking statements due to additional factors, including those set forth in Part I, Item 1A. “Risk Factors” elsewhere in this Annual Report on Form 10-K/A. Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report on Form 10-K/A will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances, or otherwise.

You should read this Annual Report on Form 10-K/A completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

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

Available Information

Copies of the periodic reports that we file with the Securities and Exchange Commission, or SEC, such as our Annual Report on Form 10-K/A, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any other filings may be obtained by the public, free of charge, by visiting the Investors section of our website at ir.desktopmetal.com, or by contacting our Investor Relations department at our office address listed above. The SEC also maintains a website that contains periodic reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov The contents of these websites are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Item 1A. Risk Factors

Summary of Risk Factors

Our business is subject to numerous risks. Below is a summary of the principal factors that could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found under the heading “Risk Factors” immediately following this section and should be carefully considered, together with other information in this Annual Report on Form 10-K/A and our other filings with the SEC, before making an investment decision regarding our Class A common stock.

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

Risk Factors

Our business is subject to numerous risks. You should carefully consider the risks and uncertainties described below and the other information in this Annual Report on Form 10-K/A before making an investment decision regarding our Class A common stock. Our business, financial condition, results of operations, or prospects could be materially and adversely affected if any of these risks occurs, and as a result, the market price of our Class A common stock could decline, and you could lose all or part of your investment. This Annual Report on Form 10-K/A also contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below.

Risks Related to Our Financial Position and Need for Additional Capital

We are an early-stage company with a history of losses. We have not been profitable historically and may not achieve or maintain profitability in the future.

We experienced net losses in each year from our inception, including net losses of $34.0 million and $103.6 million for the years ended December 31, 2020 and 2019, respectively. We believe we will continue to incur operating losses and negative cash flow in the near-term as we continue to invest significantly in our business, in particular across our research and development efforts and sales and marketing programs. These investments may not result in increased revenue or growth in our business.

In addition, as a public company, we incur significant additional legal, accounting and other expenses that we did not incur as a private company. These increased expenditures may make it harder for us to achieve and maintain future profitability. Revenue growth and growth in our customer base may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. While we have generated revenue in the past, we have only recently begun commercial shipments of several of our announced additive manufacturing solutions, some of which are expected to generate a substantial portion of our revenue going forward, and it is difficult for us to predict our future operating results. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Annual Report on Form 10-K/A, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. As a result, our losses may be larger than anticipated, we may incur significant losses for the foreseeable future, and we may not achieve profitability when expected, or at all, and even if we do, we may not be able to maintain or increase profitability. Furthermore, if our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from our investment in acquiring customers or expanding our operations, this could have a material adverse effect on our business, financial condition and results of operations.

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

Due to the foregoing factors, and the other risks discussed in this Annual Report on Form 10-K/A, you should not rely on quarter-over-quarter and year-over-year comparisons of our operating results as an indicator of our future performance.

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

In February 2021, we acquired EnvisionTEC, Inc., or EnvisionTEC, and certain of its affiliates. Additional information about our acquisition of EnvisionTEC, which we refer to as the EnvisionTEC Acquisition, are set forth in “Note 21. Subsequent Events” to our consolidated financial statements in this Annual Report on Form 10-K/A. The success of the EnvisionTEC Acquisition will depend in part on our ability to realize the anticipated business opportunities from combining the operations of EnvisionTEC with our business in an efficient and effective manner. The integration process could take longer than anticipated and could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, employees or other third parties, or our ability to achieve the anticipated benefits of the EnvisionTEC Acquisition, and could harm our financial performance. If we are unable to successfully or timely integrate the operations of EnvisionTEC with our business, we may incur unanticipated liabilities and be unable to realize the revenue growth, synergies and other anticipated benefits resulting from the EnvisionTEC Acquisition, and our business, results of operations and financial condition could be materially and adversely affected.

We have incurred significant costs in connection with the EnvisionTEC Acquisition. The substantial majority of these costs are non-recurring expenses related to the EnvisionTEC Acquisition. These non-recurring costs and expenses are reflected in the unaudited pro forma condensed combined financial information included in this Annual Report on Form 10-K/A. We may incur additional costs in the integration of EnvisionTEC’s business, and may not achieve cost synergies and other benefits sufficient to offset the incremental costs of the EnvisionTEC Acquisition.

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

In connection with the Business Combination, we identified material weaknesses in our internal controls over financial reporting. Our internal controls over financial reporting currently do not meet all of the standards contemplated by Section 404 of Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could impair our ability to produce timely and accurate financial statements or comply with applicable regulations and have a material adverse effect on our business.

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

In addition to our results determined in accordance with GAAP, we believe certain non-GAAP measures may be useful in evaluating our operating performance. We present certain non-GAAP financial measures in this Annual Report on Form 10-K/A and intend to continue to present certain non-GAAP financial measures in future filings with the SEC and other public statements. Any failure to accurately report and present our non-GAAP financial measures could cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock.

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

In connection with the Business Combination, our management and auditors determined that material weaknesses existed in our internal control over financial reporting due to the fact that we had not completed an annual or quarterly close under a timeline that would be compatible with public company filing deadlines, and with our limited accounting department personnel, this may not be achievable. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. While we have instituted plans to remediate the issue described above and continue to take remediation steps, including hiring additional personnel, including a vice president of accounting with public company experience, we continued to have a limited number of personnel with the level of GAAP accounting knowledge, specifically related to complex accounting transactions, commensurate with our financial reporting requirements.

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

Because the additive manufacturing market is rapidly evolving, forecasts of market growth in this Annual Report on Form 10-K/A may not be accurate.

Market opportunity estimates and growth forecasts included in this Annual Report on Form 10-K/A are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The forecasts and estimates in this Annual Report on Form 10-K/A relating to the expected size and growth of the markets for additive manufacturing technology and other markets in which we participate may prove to be inaccurate. Even if these markets experience the forecasted growth described in this Annual Report on Form 10-K/A, we may not grow our business at similar rates, or at all. Our future growth is subject to many factors, including market adoption of our products, which is subject to many risks and uncertainties. Accordingly, the forecasts and estimates of market size and growth described in this Annual Report on Form 10-K/A, including our estimates that the size of the total addressable market is expected to be approximately $146 billion in 2030, should not be taken as indicative of our future growth. In addition, these forecasts do not consider the impact of the current global COVID-19 pandemic, and we cannot assure you that these forecasts will not be materially and adversely affected as a result.

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

The valuation of our Private Placement Warrants could increase the volatility in the net loss in our consolidated statements of operations.

The change in fair value of our Private Placement Warrants is the result of changes in our stock price and Private Placement Warrants outstanding at each reporting period. The change in fair value of warrant liability represents the mark-to-market fair value adjustments to the outstanding Private Placement Warrants assumed as part of the Business Combination with Trine on December 9, 2020. Significant changes in our stock price or number of warrants outstanding may adversely affect the net income (loss) in our consolidated statements of operations.

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

We were engaged in arbitration with Markforged, Inc., a competitor in the 3D printing industry, regarding claims against us alleging false and misleading statements about their products in violation of a settlement agreement that we entered into with Markforged, Inc. to settle a prior dispute regarding patent infringement and trade secret misappropriation. The hearing was held in December 2020 and the arbitrator has ruled that that the Company does not owe Markforged any damages in association with the claim. See Note 15 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A for additional information.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of Desktop Metal’s consolidated results of operations and financial condition. The discussion should be read in conjunction with Desktop Metal’s consolidated financial statements and notes thereto included elsewhere in Annual Report on Form 10-K/A. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under the heading “Risk Factors”. Actual results may differ materially from those contained in any forward-looking statements.

Restatement of Previously Issued Financial Statements

Management’s Discussion and Analysis and Analysis of Financial Condition and Results of Operations has been revised for the effects of the restatement and revision of our consolidated financial statements as described in the “Explanatory Note” and in Note 2, “Summary of Significant Accounting Policies”, to our accompanying consolidated financial statements.

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

Operating Results

For the year ended December 31, 2020, we recognized revenues of $16.5 million and used cash in operating activities of $80.6 million, and we ended the year with $595.4 million of cash, cash equivalents, and short-term investments. We incurred a net loss of $34.0 million for the year ended December 31, 2020. In December 2020, we completed the Business Combination, receiving $534.6 million net cash proceeds, which we expect to support our operations and investments in the near term.

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

Key Factors Affecting Operating Results

We believe that our performance and future success depend on many factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in “Risk Factors” section of this Annual Report on Form 10-K/A.

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

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability represents the mark-to-market fair value adjustments to the outstanding Private Placement Warrants assumed as part of the Business Combination with Trine on December 9, 2020. The change in fair value is primarily the result of the change in the underlying stock price of the Company’s stock used in the Black-Scholes valuation model. The warrant liability was measured at fair value initially on December 9, 2020 and will be remeasured at the end of each reporting period and upon exercise.

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

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability during the years ended December 31, 2020 and 2019 were a $56.4 million gain and $0, respectively. The change in fair value of warrant liability resulted from the remeasurement of the Private Placement Warrant liability between December 9, 2020 and the end of the reporting period. The warrant liability decreased $56.4 million as a result of the remeasurement, which resulted in the $56.4 million gain.

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

We define “Adjusted EBITDA” as EBITDA adjusted for change in fair value of warrant liability, stock compensation expense, and warrant expense.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA during the years ended years ended December 31, 2020 and 2019, respectively:

	For the Years Ended
	December 31,
	2020	2019
(Dollars in thousands)	(as restated)
Net loss attributable to common stockholders	$(34,015)	$(103,596)
Interest (income) expense, net	(610)	(3,993)
Income tax benefit	(940)	—
Depreciation and amortization	8,589	8,087
EBITDA	(26,976)	(99,502)
Change in fair value of warrant liability	(56,417)	—
Stock compensation expense	8,006	5,215
Warrant expense	1,915	1,038
Adjusted EBITDA	$(73,472)	$(93,249)

Liquidity and Capital Resources

We have incurred a net loss in each of our annual periods since our inception. We incurred net losses of $34.0 million and $103.6 million during the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had $595.4 million in cash, cash equivalents, and short-term investments. As noted in the “Recent Developments” section above, we completed the Business Combination. We received $534.6 million net cash proceeds as a result of the transaction which we expect to support our operations and investments in the near term.

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

Cash Flows

Since inception, we have primarily used proceeds from the Business Combination, issuances of preferred stock and debt instruments to fund our operations. The following table sets forth a summary of cash flows for the periods presented:

	For the Years Ended
	December 31,
	2020	2019
(Dollars in thousands)	(as restated)
Net cash used in operating activities	$(80,575)	$(97,202)
Net cash used in investing activities	(36,983)	(26,032)
Net cash provided by financing activities	534,922	160,352
Net change in cash, cash equivalents, and restricted cash	$417,364	$37,118

Cash Flows for the years ended December 31, 2020 and 2019

Operating Activities

Net cash used in operating activities was $80.6 million for the year ended December 31, 2020, primarily consisting of $34.0 million of net losses, adjusted for non-cash items, which primarily included gain on change in fair value of warrant liability of $56.4 million, depreciation and amortization expense of $8.5 million, stock-based compensation expense of $8.0 million, and warrant expense of $1.9 million, as well as a $7.9 million increase in cash consumed by working capital. The increase in cash consumed by working capital was primarily driven by an increase in certain assets including accounts receivable and inventory alongside a decrease in certain liabilities including accounts payable. This increase in cash consumed by working capital was partially offset by an increase in certain liabilities including accrued expenses and other current liabilities and customer deposits.

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

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is included in “Note 2. Summary of Significant Accounting Policies” to our consolidated financial statements in this Annual Report on Form 10-K/A.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks from fluctuations in interest rates, which may adversely affect our results of operations and financial condition. We seek to minimize these risks through regular operating and financing activities and, if we consider it to be appropriate, through the use of derivative financial instruments. We do not purchase, hold or sell derivative financial instruments for trading or speculative purposes. Additional information on our variable rate debt is included in “Note 13. Debt” to our consolidated financial statements in this Annual Report on Form 10-K/A.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Background and Remediation of Material Weakness

In connection with our evaluation of disclosure controls and procedures covering our consolidated financial statements as of December 31, 2020, we identified material weaknesses in our internal control over financial reporting. We have concluded that material weaknesses exist in our evaluation of disclosure controls and procedures, including internal control over financial reporting, as we do not have the necessary business processes, personnel and related internal controls to operate in a manner to satisfy the accounting and financial reporting requirements of a public company. These material weaknesses primarily manifested in the improper segregation of duties relating to the recording of journal entries and the reconciliation of key accounts, as well as the analysis of certain transactions and accounts, and the safeguarding of assets. We restated our financial statements to correct the accounting for the Private Placement Warrants, as described in the Explanatory Note of this Amendment. As a result, we identified an additional material weakness related to the design and operating effectiveness of controls over our accounting for significant and complex accounting matters.

We are focused on designing and implementing effective internal controls measures to improve our evaluation of disclosure controls and procedures, including internal control over financial reporting, and remediate the material weaknesses. In order to remediate these material weaknesses, we have taken and plan to take the following actions:

•	the hiring and continued hiring of additional accounting, finance and legal resources with public company experience
•	implementation of additional review controls and processes requiring timely account reconciliation and analyses of certain transactions and accounts; and,

• providing enhanced access to accounting literature and research materials and increased communication among our personnel and third-party professionals with whom we consult in the determination of the appropriate accounting and classification of our financial instruments and key agreements.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K/A. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act is recorded, processed, summarized and reported as and when required.

Notwithstanding these material weaknesses noted above, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our financial statements included in this Annual Report on Form 10-K/A present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America.

Management’s Annual Report on Internal Control Over Financial Reporting

As disclosed elsewhere in this Annual Report on Form 10-K/A, we completed the Business Combination on December 9, 2020. Prior to the Business Combination, Trine, our predecessor, was a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization or similar business combination with one or more businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date, because Trine’s operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. As a result, management was unable, without incurring unreasonable effort or expense, to complete an assessment of our internal control over financial reporting as of December 31, 2020. Accordingly, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporate Finance’s Regulation S-K Compliance and Disclosure Interpretations.

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

Item 11. Executive Compensation

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

				Non-
				Equity
				Incentive
			Option	Plan	All Other
		Salary	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)(2)	($)(3)	($)
Ric Fulop	2020	332,500	—	150,000	508	483,008
Chief Executive Officer	2019	350,000	—	—	540	350,540
Elizabeth Linardos	2020	247,841	3,635,366	40,000	355	3,923,562
Former Chief Financial Officer
Steve Billow	2020	308,750	2,596,476	150,000	714	3,055,941
President	2019	263,541	2,163,700	—	600	2,427,841
(1)	Amount reflects the grant date fair value of stock options granted during the applicable year as calculated in accordance with ASC Topic 718, excluding the effect of estimated forfeitures. See Note 8 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2020 for information regarding the assumptions used in calculating this amount. For Ms. Linardos and Mr. Billow, the amounts shown for 2020 also include $137,745 for Ms. Linardos and $2,273,983 for Mr. Billow, which represents the incremental fair value attributable to the repricing of stock options during 2020, computed as of the repricing date in accordance with ACS topic 718. For a further description of the repricing, see the section entitled “Narrative to 2020 Summary Compensation Table — Equity Compensation” below.

(2)	Amounts shown for Mr. Fulop and Ms. Linardos reflect one-time cash bonus payments awarded in connection with the Business Combination. For Mr. Billow, amount shown reflects a discretionary performance bonus earned for fiscal year 2020. For a further description of these payments, see the section entitled “Narrative to 2020 Summary Compensation Table — Cash Bonus Compensation” below.
(3)	Amount reflects the value of gross up for the taxable portion of group term life insurance in excess of $50,000.

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

Executive Employment Arrangements

In connection with his commencement of employment with us in March 2019, we entered into an offer letter with Mr. Billow pursuant to which he serves as our President. Under the offer letter, in the event Mr. Billow is laid off, terminated by us without cause, or if he resigns for good reason, he will be entitled to receive base salary continuation for a period of 12 months. Upon a change in control, 50% of the unvested shares subject to Mr. Billow’s then- outstanding options would vest. If Mr. Billow is terminated by us without cause or he resigns for good reason, in either case, within six months following a change in control, the remaining 50% of the unvested shares subject to his then-outstanding options would vest. Mr. Billow waived any potential accelerated vesting of his outstanding options in connection with the Business Combination.

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

Mr. Billow and Mr. Fulop have entered into restrictive covenant agreements with us that generally contain 12-month post-employment non- competition and non-solicitation covenants. For Mr. Billow, during the post-employment period that he is subject to the non-competition covenant, and subject to limited exceptions, we agreed to provide “garden leave” pay at a rate that equals 50% of his highest annual base salary within the two years prior to termination.

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

		Option Awards
					Equity
					Incentive
					Plan
					Awards:
					Number of
		Number of	Number of		Securities
		Securities	Securities		Underlying
		Underlying	Underlying		Unexercised		Option
Name and	Vesting	Unexercised	Unexercised		Unearned		Exercise	Option
Principal	Commencement	Options (#)	Options (#)		Options		Price	Expiration
Position	Date	Exercisable	Unexercisable		(#)		($)	Date
Elizabeth Linardos	12/01/2017	121,740	—		—		2.46	11/30/2027
Former Chief
Financial Officer	05/08/2019	4,324	—		—		3.34	05/07/2029
	06/11/2020	15,265	15,265	(1)	—		1.40	06/10/2030
	07/17/2020	256,456	256,456	(1)	—		1.40	07/16/2030
	09/01/2020(4)	27,668	27,668	(1)	—		1.40	11/30/2027
	09/01/2020(4)	3,944	3,944	(1)	—		1.40	05/07/2029
	03/01/2019	457,957	—		—		3.34	02/28/2029
Steve Billow	06/11/2020	—	457,956	(2)	152,652	(3)	1.40	06/10/2030
President	09/01/2020(4)	—	763,261	(2)	—		1.40	02/28/2029
(1)	As of December 31, 2020, the option was eligible to vest as to 25% of the shares on the first anniversary of the vesting commencement date and as to the remaining 75% of the shares in 36 substantially equal monthly installments thereafter, subject to Ms. Linardos continuing to provide services to us through each applicable vesting date and accelerated vesting as to 50% of the unvested shares in connection with the Business Combination and full accelerated vesting in the event Ms. Linardos was terminated without cause or resigned for good reason, in either case, within 6 months following the closing of the Business Combination. See “Narrative to 2020 Summary Compensation Table –Transition Agreement with Ms. Linardos” for a description of the treatment of Ms. Linardos’ outstanding option awards in connection with her termination of employment in 2021.
(2)	The option vests as to 25% of the shares on the first anniversary of the vesting commencement date and as to the remaining 75% of the shares in 36 substantially equal monthly installments thereafter, subject to Mr. Billow continuing to provide services to us through each applicable vesting date and accelerated vesting in connection with a change in control as described above under “Narrative to 2020 Summary Compensation Table — Executive Employment Arrangements”.
(3)	The option vests upon the achievement of an adjusted EBITDA breakeven threshold by June 30, 2022.
(4)	Represents options that were repriced in July 2020. See “Narrative to 2020 Summary Compensation Table — Equity Compensation” above for additional information.

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

2020 Director Compensation

The following table sets forth the compensation earned by our non-employee directors for service on our board during 2020.

	Stock		All Other
	Awards	Option	Compensation
Name	($)(1)	Awards ($)(1)	($)(2)	Total ($)
Dayna Grayson	—	413,590	—	413,590
Leo Hindery, Jr.	—	—	—	—
Wen Hsieh	—	—	—	—
Jeff Immelt	—	348,345	—	348,345
Byron Knight	—	—	—	—
Stephen Nigro	487,259	—	40,935	528,194
Steve Papa	—	413,590	—	413,590
Andy Wheeler	—	—	—	—
Bilal Zuberi	—	—	—	—
(1)	Amount reflects the grant date fair value of stock and option awards granted during fiscal year 2020 as calculated in accordance with ASC Topic 718, excluding the effect of estimated forfeitures. See Note 8 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2020 for information regarding the assumptions used in calculating this amount. For Mr. Immelt, the amounts shown represents the incremental fair value attributable to the repricing of stock options during 2020, computed as of the repricing date in accordance with ACS topic 718. For a further description of the repricing, see the section entitled “Narrative to 2020 Summary Compensation Table — Equity Compensation” above.
(2)	Amount reflects fees paid for consulting services provided by Mr. Nigro in 2020.

The table below shows the aggregate numbers of option awards (exercisable and unexercisable) and unvested stock awards held as of December 31, 2020 by each non-employee director who was serving as of December 31, 2020.

		Unvested Restricted Shares Year
	Options Outstanding at Fiscal	Outstanding at Fiscal
Name	Year End	End
Dayna Grayson	61,060	—
Leo Hindery, Jr.	—	—
Wen Hsieh	—	—
Jeff Immelt	390,789	—
Byron Knight	—	—
Stephen Nigro	—	61,060
Steve Papa	61,060	—
Andy Wheeler	—	—
Bilal Zuberi	—	—

In December 2020, we adopted a compensation program for our non-employee directors, referred to herein as the Director Compensation Program, which supersedes the current arrangements with our non-employee directors and will apply broadly to all of our non-employee directors. Pursuant to the Director Compensation Program, our non-employee directors will receive cash compensation as follows:

●	Each non-employee director will receive an annual cash retainer in the amount of $40,000 per year;
●	The chair of the board will receive an additional annual cash retainer in the amount of $45,000 per year;
●	The chairperson of the Audit Committee will receive additional annual cash compensation in the amount of $20,000 per year for such chairperson’s service on the Audit Committee. Each non-chairperson member of the Audit Committee will receive additional annual cash compensation in the amount of $10,000 per year for such member’s service on the Audit Committee;
●	The chairperson of the Compensation Committee will receive additional annual cash compensation in the amount of $15,000 per year for such chairperson’s service on the Compensation Committee. Each non-chairperson member of the Compensation Committee will receive additional annual cash compensation in the amount of $7,500 per year for such member’s service on the Compensation Committee; and
●	The chairperson of the Nominating and Corporate Governance Committee will receive additional annual cash compensation in the amount of $10,000 per year for such chairperson’s service on the Nominating and Corporate Governance Committee. Each non-chairperson member of the Nominating and Corporate Governance Committee will receive additional annual cash compensation in the amount of $5,000 per year for such member’s service on the Nominating and Corporate Governance Committee.

Director fees under the program will be payable in arrears in four equal quarterly installments not later than the fifteenth day following the final day of each calendar quarter, provided that the amount of each payment will be prorated for any portion of a quarter that a director is not serving on our board.

Under the Director Compensation Program, upon a director’s initial appointment or election to our Board, such non-employee director will automatically be granted a number of restricted stock units relating to shares of our Class A common stock equal to the quotient obtained by dividing $280,000 by the fair market value of a share of common stock of the Company on the date of grant (with any partial shares that result rounded up to the nearest whole share), or the Initial Grant. Additionally, on the date of each annual stockholder’s meeting following the completion of the Business Combination, each non-employee director will automatically be granted a number of restricted stock units relating to shares of our Class A common stock equal to the quotient obtained by dividing $140,000 by the fair market value of a share of Class A common stock of the Company on the date of grant (with any partial shares that result rounded up to the nearest whole share), or the Annual Grant. The Initial Grant will vest in substantially equal monthly installments for three years from the date of grant, subject to continued service as a non-employee director through each applicable vesting date. The Annual Grant will vest on the earlier of the first anniversary of the date of grant or the date of the next annual stockholder’s meeting following the date of grant, subject to continued service as a non- employee director through the vesting date. Upon a non-employee director’s termination of service on the Board due to death or disability or in the event of a change in control (as defined in our 2020 Incentive Award Plan, or the 2020 Plan) of our company, the Initial Grant and the Annual Grant will vest in full. For any non-employee directors that are appointed to our Board after any annual stockholder’s meeting, such non-employee director will be eligible to receive a pro-rata portion of the Annual Grant for such year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information on our equity compensation plans as of December 31, 2020:

	Number of
	Securities			Number of
	to be Issued	Weighted-		Securities
	Upon	Average Exercise		Remaining
	Exercise of	Price of		Available for
	Outstanding	Outstanding		Future Issuance
	Options,	Options,		Under Equity
	Warrants,	Warrants, and		Compensation
Plan Category:	and Rights	Rights		Plans
Equity compensation plans approved by security holders(1)				14,379,052	(2)
Restricted Stock(3)	279,198	—		—
Restricted Stock Units(4)	682,896	—		—
Options(5)	19,552,953	$1.53	(6)	—
Equity compensation plans not approved by security holders	—	—		0
Total	20,515,047	—		14,379,052
(1)	Consists of our 2020 Plan, 2015 Stock Incentive Plan and Make Composites, Inc. 2018 Equity Incentive Plan.
(2)	No shares remain available for issuance under the Make Composites, Inc. 2018 Equity Incentive Plan and 1,978,239 shares remaining under the 2015 Stock Incentive Plan were rolled into the 2020 Plan. Therefore, no additional awards will be granted under either of those plans. Under our 2020 Plan, a total of 12,400,813 shares were initially authorized for stock-based compensation available in the form of restricted stock, restricted stock units, stock appreciation rights, stock options or other stock-based or cash-based awards. As of December 31, 2020, there were no awards outstanding under the 2020 Plan.
(3)	Consists of 279,198 outstanding shares of restricted stock under our 2015 Stock Incentive Plan.
(4)	Consists of 682,896 outstanding restricted stock units under our 2015 Stock Incentive Plan.
(5)	Consists of 19,415,510 outstanding options to purchase stock under our 2015 Stock Incentive Plan and 137,443 outstanding options to purchase stock under our Make Composites, Inc. 2018 Equity Incentive Plan.
(6)	As of December 31, 2020, the weighted-average exercise price of outstanding options under our 2015 Stock Incentive Plan was $1.53.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our Class A common stock, as of April 1, 2021 by:

●	each person or group of affiliated persons known by us to beneficially own more than 5% of our Class A common stock;
●	each of our named executive officers;

●	each of our directors; and
●	all of our executive officers and directors as a group.

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

	Shares Beneficially Owned
	Number of Shares	Percentage
	of	Ownership
	Class A Common	of Outstanding
	Stock	Class A
Name of Beneficial Owner	Beneficially Owned	Common Stock
5% or Greater Stockholders
Entities affiliated with New Enterprise Associates(1)	28,416,088	11.25%
Entities affiliated with Lux Ventures(2)	18,651,974	7.38%
KPCB Holdings, Inc., as nominee(3)	17,856,665	7.07%
Entities affiliated with Google Ventures(4)	14,302,438	5.66%
Named Executive Officers and Directors
Ric Fulop(5)	21,981,930	8.70%
Steve Billow(6)	457,956	*
Elizabeth Linardos(7)	429,397	*
Scott Dussault	—	—
Ali El Siblani	5,036,142	1.99%
Dayna Grayson	—	—
Leo Hindery, Jr.(8)	2,897,317	1.15%
Wen Hsieh(3)	17,856,665	7.07%
Jeff Immelt(9)	259,075	*
Byron Knight	—	—
Stephen Nigro	—	—
Steve Papa	—	—
Andy Wheeler	—	—
Bilal Zuberi	—	—
All executive officers and directors as a group (17 persons)(10)	49,263,865	19.39%

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
(2)	Consists of (a) 193,592 shares of Class A common stock held by Lux Ventures V, L.P., (b) 16,630,411 shares of Class A common stock held by Lux Ventures IV, L.P., and (c) 1,827,971 shares of Class A common stock held by Lux Ventures IV, L.P. Lux Venture Partners V, LLC is the general partner of Lux Ventures V, L.P. and exercises voting and dispositive power over the shares noted herein held by Lux Ventures V, L.P. Lux Venture Partners IV, LLC is the general partner of Lux Ventures IV, L.P. and exercises voting and dispositive power over the shares noted herein held by Lux Ventures IV, L.P. Lux Co-Invest Partners, LLC is the general partner of Lux Co-Invest Opportunities, L.P. and exercises voting and dispositive power over the shares noted herein held by Lux Co-Invest Opportunities, L.P. Peter Hebert and Josh Wolf are the individual managing members of Lux Venture Partners V, LLC, Lux Venture Partners IV, LLC and Lux Co- Invest Partners, LLC (the “Individual Managers”). The Individual Managers, as the sole managers of Lux Venture Partners V, LLC, Lux Venture Partners IV, LLC and Lux Co-Invest Partners, LLC, may be deemed to share voting and dispositive power for the shares noted herein held by Lux Ventures V, L.P., Lux Ventures IV, L.P. and Lux Co-Invest Opportunities, L.P. Each of Lux Venture Partners V, LLC, Lux Venture Partners IV, LLC, Lux Co-Invest Partners, LLC and the Individual Managers separately disclaim beneficial ownership over the shares noted herein except to the extent of their pecuniary interest therein. The address for these entities and individuals is c/o Lux Capital Management, 920 Broadway, 11th Floor, New York, NY 10010.
(3)	All shares are held for convenience in the name of “KPCB Holdings, Inc., as nominee” for the accounts of such entities. Consists of 17,134,580 shares held by Kleiner Perkins Caufield & Byers XVI, LLC (“KPCB XVI”), 586,570 shares held by KPCB XVI Founders Fund, LLC (“XVI Founders”), 131,219 shares held by Kleiner Perkins Caufield & Byers XVII, LLC (“KPCB XVII”), and 4,296 shares held by KPCB XVII Founders Fund, LLC (“XVII Founders”). The managing member of KPCB XVI and XVI Founders is KPCB XVI Associates, LLC (“KPCB XVI Associates”). Beth Seidenberg, L. John Doerr, Randy Komisar, Theodore E. Schlein and Wen Hsieh, the managing members of KPCB XVI Associates, exercise shared voting and dispositive control over the shares held by KPCB XVI and XVI Founders. Such managing members disclaim beneficial ownership of all shares held by KPCB XVI and XVI Founders except to the extent of their pecuniary interest therein. The managing member of KPCB XVII and XVII Founders is KPCB XVII Associates, LLC (“KPCB XVII Associates”). Beth Seidenberg, Ilya Fushman, Mamoon Hamid, Theodore E. Schlein and Wen Hsieh, the managing members of KPCB XVII Associates, exercise shared voting and dispositive control over the shares held by KPCB XVII and XVII Founders. Such managing members disclaim beneficial ownership of all shares held by KPCB XVII and XVII Founders except to the extent of their pecuniary interest therein. The principal business address for all entities and individuals affiliated with Kleiner Perkins Caufield & Byers is c/o Kleiner Perkins Caufield & Byers, LLC, 2750 Sand Hill Road, Menlo Park, CA 94025.
(4)	Consists of (a) 2,332,177 shares of Class A common stock held by GV 2017, L.P., (b) 8,923,643 shares of Class A common stock held by GV 2016, L.P., and (c) 3,046,618 shares of Class A common stock held by GV 2017, L.P. GV 2017 GP, L.P. (the general partner of GV 2017, L.P.), GV 2017 GP, L.L.C. (the general partner of GV 2017 GP, L.P.), Alphabet Holdings LLC (the sole member of GV 2017 GP, L.L.C.), XXVI Holdings Inc. (the managing member of Alphabet Holdings LLC), and Alphabet Inc. (the sole stockholder of XXVI Holdings Inc.) may each be deemed to have sole power to vote or dispose of the shares held directly by GV 2017, L.P. GV 2016 GP, L.P. (the general partner of GV 2016, L.P.), GV 2016 GP, L.L.C. (the general partner of GV 2016 GP, L.P.), Alphabet Holdings LLC (the sole member of GV 2016 GP, L.L.C.), XXVI Holdings Inc. (the managing member of Alphabet Holdings LLC), and Alphabet Inc. (the sole stockholder of XXVI Holdings Inc.) may each be deemed to have sole power to vote or dispose of the shares held directly by GV 2016, L.P. GV 2019 GP, L.P. (the general partner of GV 2019, L.P.), GV 2019 GP, L.L.C. (the general partner of GV 2019 GP, L.P.), Alphabet Holdings LLC (the sole member of GV 2019 GP, L.L.C.), XXVI Holdings Inc. (the managing member of Alphabet Holdings LLC), and Alphabet Inc. (the sole stockholder of XXVI Holdings Inc.) may each be deemed to have sole power to vote or dispose of the shares held directly by GV 2019, L.P. The principal mailing address for each of GV 2016, L.P., GV 2016 GP, L.P., GV 2016 GP, L.L.C, GV 2017, L.P., GV 2017 GP, L.P., GV 2017 GP, L.L.C, GV 2019, L.P., GV

2019 GP, L.P., GV 2019 GP, L.L.C., Alphabet Holdings LLC, XXVI Holdings Inc., and Alphabet Inc. is 1600 Amphitheatre Parkway, Mountain View, CA 94043.
(5)	Consists of (a) 20,095,149 shares of Class A common stock held directly by Mr. Fulop, (b) 628,927 shares of Class A common stock held by Bluebird Trust, (c) 628,927 shares of Class A common stock held by Khaki Campbell Trust, and (d) 628,927 shares of Class A common stock held by Red Tailed Hawk Trust. The trustee of the Bluebird Trust, Khaki Campbell Trust and Red Tailed Hawk Trust is Steve Papa. Voting and investment power over the shares held of record by the trusts is exercised by Mr. Fulop and his wife.
(6)	Consists of shares of Class A common stock subject to options held by Mr. Billow that are exercisable within 60 days of April 1, 2021.
(7)	Consists of Class A common stock subject to options held by Ms. Linardos that are exercisable within 60 days of April 1, 2021.
(8)	Consists of 2,897,317 shares of Class A common stock. The business address of Mr. Hindery and RTH is 405 Lexington Avenue, 48th Floor, New York, New York 10174. The business address of HPS is 40 West 57th Street, 33rd Floor, New York, NY 10019.
(9)	Consists of (a) 39,256 shares of Class A common stock and (b) 219,819 shares of Class A common stock subject to options held by Mr. Immelt that are exercisable within 60 days of April 1, 2021.
(10)	Consists of (i) 47,811,310 shares of Class A common stock and (ii) 1,452,555 shares of Class A common stock subject to options that are exercisable within 60 days of April 1, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

Agreements with Entities Controlled by Ali El Siblani

As a result of our EnvisionTec Acquisition in February 2021, we entered into several lease agreements with entities controlled by Ali El Siblani, a director and executive officer, for facility space located in Dearborn, Michigan and Gladbeck, Germany. Pursuant to the lease agreements, we pay such entities approximately $400,000 per year in rent payments. Following the EnvisionTec Acquisition, we are also a party to a distribution agreement with Sibco Europe Ltd., a distributor based in the United Kingdom of which Mr. El Siblani is the managing director and sole owner, and E3D Technology, a wholly- owned subsidiary of Sibco Europe Ltd., for services including research and development, maintenance, and marketing services. Depending on the volume of activity under these agreements, we may pay such entities more than $120,000 per year; however, since the EnvisionTec acquisition, we have not made any payments to Sibco Europe Ltd., and we have paid E3D Technology approximately $54,000.

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

Item 14. Principal Accountant’s Fees and Services

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
(1)Financial Statements

Reference is made to the Index to Financial Statements beginning on page F-1, which is incorporated into this item by reference.

(2)Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, or the required information is shown on the financial statements or notes thereto.

(3)Exhibits

The exhibits listed in the Exhibit Index are filed as part of this Annual Report on Form 10-K and are incorporated herein by reference.

(b)	Exhibits

Refer to (a)(3) above.

(c)	Additional Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, or the required information is shown on the financial statements or notes thereto.

Item 16. Form 10-K/A Summary

None

EXHIBIT INDEX

		Incorporated by Reference
Exhibit		Form	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of August 26, 2020, by and among the Company, Sparrow Merger Sub, Inc. and Legacy Desktop Metal	10-K	2.1	3/15/2021
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of September 11, 2020, by and among the Company, Sparrow Merger Sub, Inc. and Legacy Desktop Metal	10-K	2.2	3/15/2021
2.3	Purchase Agreement and Plan of Merger, dated as of January 15, 2021, by and among the Company, EnvisionTEC Merger Sub, Inc., EnvisionTEC US LLC, EnvisionTEC, Inc., Gulf Filtration Systems, Inc., 3dbiotics, Inc. and Ali El Siblani	8-K	2.1	1/15/2021
3.1	Second Amended and Restated Certificate of Incorporation	8-K	3.2	12/14/2020
3.2	Amended and Restated By-laws of the Registrant	8-K	3.3	12/14/2020
4.1	Specimen Class A Common Stock Certificate	S-1	4.2	3/8/2019
4.2	Specimen Warrant Certificate	S-1	4.3	3/8/2019
4.3	Warrant Agreement, dated March 14, 2019, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent	8-K	4.1	3/20/2019
10.1	Confidentiality and Lockup Agreement, dated as of August 26, 2020, by and among the Company and the stockholder parties identified therein	S-4	10.7	9/15/2020
10.2	Amended and Restated Registration Rights Agreement, dated as of August 26, 2020, by and among the Company, certain equity holders of the Company named therein and certain equity holders of Legacy Desktop Metal named therein	S-1	10.8	1/19/2021
10.3	Sponsor Agreement, dated as of August 26, 2020, by and among the Company, its officers and directors, Legacy Desktop Metal and the Sponsor	S-4	10.9	9/15/2020
10.4	Stockholders Agreement, dated as of August 26, 2020, by and between the Company and Trine Sponsor IH, LLC	S-4	10.10	9/15/2020
10.5	Form of Subscription Agreement	S-4	10.12	9/15/2020
10.6	Form of Director and Officer Indemnification Agreement	S-4	10.13	9/15/2020
10.7	Non-Employee Director Compensation Program	S-1	10.13	12/23/2020
10.8	2015 Stock Incentive Plan	S-4	10.14	10/15/2020
10.9	Form of Incentive Stock Option Agreement under the 2015 Stock Incentive Plan	S-4	10.15	10/15/2020
10.10	Form of RSU Agreement under the 2015 Stock Incentive Plan	S-4	10.17	10/15/2020
10.11	2020 Incentive Award Plan	10-K	10.11	3/15/2021
10.12	Form of Stock Option Agreement under the 2020 Incentive Award Plan	S-4	10.20	9/15/2020
10.13	Form of RSU Agreement under the 2020 Incentive Award Plan	S-4	10.21	9/15/2020
10.14	Form of Restricted Stock Agreement under the 2020 Incentive Award Plan	S-4	10.22	9/15/2020
10.15	Restricted Stock Agreement, dated as of September 18, 2015 by and between Desktop Metal and Ric Fulop	S-4	10.18	10/15/2020
10.16	Offer Letter, dated as of January 31, 2019, by and between Legacy Desktop Metal and Steve Billow	S-4	10.26	11/2/2020
10.17	Offer Letter, dated as of September 28, 2020, by and between Legacy Desktop Metal and Elizabeth Linardos	S-4	10.29	11/2/2020

10.18	Amendment to Stock Option Agreement, dated as of September 28, 2020, by and between Elizabeth Linardos and Legacy Desktop Metal	S-4	10.31	11/2/2020
10.19	Separation Agreement, dated as of February 8, 2021, by and between Desktop Metal and Elizabeth Linardos	10-K	10.19	3/15/2021
10.20	Offer Letter, dated as of February 8, 2021, by and between Desktop Metal and James Haley	10-K	10.20	3/15/2021
10.21	Offer Letter, dated as of February 16, 2021, by and between Desktop Metal and Ali El Siblani	10-K	10.21	3/15/2021
10.22	Northwest Park Office Lease, dated as of August 23, 2016, by and between NWP Building 24 LLC and Legacy Desktop Metal	S-4	10.27	10/15/2020
10.23	Amendment to Northwest Park Office Lease, dated as of October 3, 2017, by and between NWP Building 24 LLC and Legacy Desktop Metal	S-4	10.28	10/15/2020
21.1	Subsidiaries of the Company			*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)			*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)			*
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350			*
101.INS	XBRL Instance Document			*
101.SCH	XBRL Taxonomy Extension Schema Document			*
101.CAL	XBRL Taxonomy Calculation Linkbase Document			*
101.DEF	XBRL Taxonomy Definition Linkbase Document			*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document			*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)			*
*	Filed with this Annual Report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 17, 2021.

DESKTOP METAL, INC.

By:	/s/ Ric Fulop
Ric Fulop
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date

/s/ Ric Fulop	Chief Executive Officer	May 17, 2021
Ric Fulop	(Principal Executive Officer)

/s/ James Haley	Chief Financial Officer	May 17, 2021
James Haley	(Principal Financial Officer and Principal Accounting Officer)

/s/ Scott Dussault	Director	May 17, 2021
Scott Dussault

/s/ Ali El-Siblani	Director	May 17, 2021
Ali El-Siblani

/s/ Dayna Grayson	Director	May 17, 2021
Dayna Grayson

/s/ Leo Hindery, Jr.	Director	May 17, 2021
Leo Hindery, Jr.

/s/ Wen Hsieh	Director	May 17, 2021
Wen Hsieh

/s/ Jeff Immelt	Director	May 17, 2021
Jeff Immelt

/s/ Byron Knight	Director	May 17, 2021
Byron Knight

/s/ Stephen Nigro	Director	May 17, 2021
Stephen Nigro

/s/ Steve Papa	Director	May 17, 2021
Steve Papa

/s/ Andy Wheeler	Director	May 17, 2021
Andy Wheeler

/s/ Bilal Zuberi	Director	May 17, 2021
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

Restatement of the 2020 Financial Statements

As discussed in Note 2 to the consolidated financial statements, the accompanying 2020 consolidated financial statements have been restated to correct a misstatement.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 15, 2021 (May 17, 2021 as to the effects of the restatement discussed in Note 2)

We have served as the Company’s auditor since 2016.

DESKTOP METAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2020	2019
	(as restated)
Assets
Current assets:
Cash and cash equivalents	$483,525	$66,161
Short‑term investments	111,867	84,754
Accounts receivable	6,516	4,523
Inventory	9,708	8,405
Prepaid expenses and other current assets	976	1,888
Total current assets	612,592	165,731
Restricted cash	612	612
Property and equipment, net	12,160	18,387
Capitalized software, net	312	446
Goodwill	2,252	2,252
Acquired technology, net	9,102	2,994
Other noncurrent assets	4,879	2,289
Total Assets	$641,909	$192,711
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,591	$10,228
Customer deposits	1,480	2,325
Current portion of operating lease liability	868	806
Accrued expenses and other current liabilities	7,565	5,053
Deferred revenue	3,004	2,230
Current portion of long‑term debt, net of deferred financing costs	9,991	—
Total current liabilities	30,499	20,642
Warrant liability	93,328	—
Long‑term debt, net of deferred financing costs	—	9,972
Lease liability, net of current portion	2,157	3,026
Total liabilities	125,984	33,640
Commitments and Contingences (Note 15)
Legacy Convertible Preferred Stock (Note 17)	—	—
Stockholders’ Equity
Preferred Stock, $0.0001 par value—authorized, 50,000,000 shares; no shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	—	—
Common Stock, $0.0001 par value—500,000,000 shares authorized; 226,756,733 and 160,500,702 shares issued at December 31, 2020 and December 31, 2019, respectively, 224,626,597 and 154,913,934 shares outstanding at December 31, 2020 and December 31, 2019, respectively	23	16
Additional paid‑in capital	844,188	453,242
Accumulated deficit	(328,277)	(294,262)
Accumulated other comprehensive (loss) income	(9)	75
Total Stockholders’ Equity	515,925	159,071
Total Liabilities and Stockholders’ Equity	$641,909	$192,711

See notes to consolidated financial statements.

DESKTOP METAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2020	2019
	(as restated)
Revenues
Products	$13,718	$22,758
Services	2,752	3,681
Total revenues	16,470	26,439
Cost of sales
Products	26,945	45,268
Services	4,574	5,528
Total cost of sales	31,519	50,796
Gross margin	(15,049)	(24,357)
Operating expenses
Research and development	43,136	54,656
Sales and marketing	13,136	18,749
General and administrative	20,734	11,283
Total operating expenses	77,006	84,688
Loss from operations	(92,055)	(109,045)
Change in fair value of warrant liability	56,417	—
Interest expense	(328)	(503)
Interest and other income, net	1,011	5,952
Loss before income taxes	(34,955)	(103,596)
Income tax benefit	940	—
Net loss	$(34,015)	$(103,596)
Net loss per share—basic and diluted	$(0.22)	$(0.69)

See notes to consolidated financial statements.

DESKTOP METAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended December 31,
	2020	2019
	(as restated)

Net loss	$(34,015)	$(103,596)
Other comprehensive (loss) income, net of taxes:
Unrealized (loss) gain on available-for-sale marketable securities, net	(84)	171
Total comprehensive loss, net of taxes of $0	$(34,099)	$(103,425)

See notes to consolidated financial statements.

DESKTOP METAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

								Accumulated
								Other
	Convertible				Additional			Comprehensive	Total
	Preferred Stock		Common Stock		Paid‑in	Notes	Accumulated	(Loss)	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Income	Equity

BALANCE—January 1, 2019	84,092,669	$276,889	19,352,255	$2	$6,440	$(249)	$(190,666)	$(96)	$(184,569)
Retroactive application of recapitalization (Note 1)	(84,092,669)	(276,889)	106,977,440	11	276,878	—	—	—	276,889
Adjusted balance, beginning of period	—	—	126,329,695	13	283,318	(249)	(190,666)	(96)	92,320
Issuance of Series E Convertible Preferred Stock—net of issuance costs ($124) (1)	—	—	16,426,267	2	134,665	—	—	—	134,667
Issuance of Series E-1 Convertible Preferred Stock—net of issuance costs ($22) (1)	—	—	3,046,623	—	24,977	—	—	—	24,977
Exercise of Common Stock options	—	—	1,217,255	—	708	—	—	—	708
Vesting of restricted Common Stock	—	—	6,904,182	1	7	—	—	—	8
Stock‑based compensation expense	—	—	—	—	5,215	—	—	—	5,215
Common Stock warrants issued	—	—	—	—	1,038	—	—	—	1,038
Issuance of Common Stock for acquisitions	—	—	1,066,373	—	3,563	—	—	—	3,563
Repayment of notes receivable	—	—	(76,461)	—	(249)	249	—	—	—
Net loss	—	—	—	—	—	—	(103,596)	—	(103,596)
Other comprehensive income	—	—	—	—	—	—	—	171	171
BALANCE—December 31, 2019	—	—	154,913,934	16	453,242	—	(294,262)	75	159,071
Exercise of Common Stock options	—	—	521,925	—	325	—	—	—	325
Vesting of restricted Common Stock	—	—	5,307,357	1	6	—	—	—	7
Issuance of Common Stock in connection with acquisitions	—	—	61,060	—	500	—	—	—	500
Repurchase of shares for employee tax withholdings	—	—	(9,308)	—	(101)	—	—	—	(101)
Stock‑based compensation expense	—	—	—	—	8,006	—	—	—	8,006
Common Stock warrants issued and exercised	—	—	692,366	—	1,915	—	—	—	1,915
Reverse recapitalization, net of transaction costs	—	—	63,139,263	6	380,295	—	—	—	380,301
Net loss	—	—	—	—	—	—	(34,015)	—	(34,015)
Other comprehensive loss	—	—	—	—	—	—	—	(84)	(84)
BALANCE—December 31, 2020 (as restated)	—	$—	224,626,597	$23	$844,188	$—	$(328,277)	$(9)	$515,925

(1) Issuance of Series E Convertible Preferred stock has been retroactively restated to give effect to the recapitalization transaction.

See notes to consolidated financial statements.

DESKTOP METAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2020	2019
	(as restated)
Cash flows from operating activities:
Net loss	$(34,015)	$(103,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,589	8,087
Stock‑based compensation	8,006	5,215
Change in fair value of warrant liability	(56,417)	—
Expense related to Common Stock warrants issued	1,915	1,038
Loss (gain) on disposal of property and equipment	18	(7)
Gain on investment, related to Make Composites, Inc.	—	(1,426)
Impairment of capitalized software	—	444
Amortization (accretion) of discount on investments	75	(1,570)
Amortization of debt financing cost	19	19
Provision for bad debt	377	199
Net increase in accrued interest related to marketable securities	(3)	(36)
Deferred tax benefit	(940)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,370)	(1,664)
Inventory	(1,303)	(1,694)
Prepaid expenses and other current assets	901	809
Accounts payable	(2,637)	(4,455)
Accrued expenses and other current liabilities	(2,391)	3,272
Customer deposits	(845)	152
Deferred revenue	774	(1,693)
Change in right of use assets and lease liabilities, net	(328)	(296)
Net cash used in operating activities	(80,575)	(97,202)
Cash flows from investing activities:
Purchases of property and equipment	(1,429)	(6,867)
Purchase of other investments	(3,000)	—
Capitalized software	—	(321)
Purchase of marketable securities	(136,286)	(215,584)
Proceeds from sales and maturities of marketable securities	109,016	196,836
Cash paid for asset acquisition, net of cash acquired	(5,284)	(96)
Net cash used in investing activities	(36,983)	(26,032)
Cash flows from financing activities:
Proceeds from Preferred Stock issuances, net of issuance cost	—	159,644
Proceeds from reverse recapitalization, net of issuance costs	534,597	—
Proceeds from exercise of stock options	325	708
Proceeds from PPP loan	5,379	—
Repayment of PPP loan	(5,379)	—
Net cash provided by financing activities	534,922	160,352
Net increase in cash, cash equivalents, and restricted cash	417,364	37,118
Cash and cash equivalents at beginning of year	66,161	29,043
Restricted cash	612	612
Cash, cash equivalents, and restricted cash at year-end	$484,137	$66,773
Supplemental cash flow information:
Interest paid	$322	$485
Non‑cash investing and financing activities:
Net liabilities assumed from Trine in Business Combination	$152,395	—
Accrued reverse recapitalization transaction costs	$1,901	—
Common Stock issued for acquisitions	$500	$3,563
Accrued purchase price for asset acquisition	$200	—
Tax liabilities related to withholdings on Common Stock issued in connection with acquisitions	$102	—
Additions to right of use assets and lease liabilities	$—	$296
Purchase of property and equipment included in accrued expenses and other current liabilities	$—	$109
Common Stock forfeited in satisfaction of note receivable	$—	$249

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

Unless otherwise indicated or the context otherwise requires, references in this Annual Report on Form 10-K/A to the “Company” and “Desktop Metal” refer to the consolidated operations of Desktop Metal, Inc. and its subsidiaries. References to “Trine” refer to the company prior to the consummation of the Business Combination and references to “Legacy Desktop Metal” refer to Desktop Metal Operating, Inc. prior to the consummation of the Business Combination.

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

Restatement of Previously Issued Financial Statements

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused in part on provisions in warrant agreements that provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder and because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provision would preclude the warrant from being classified in equity and thus the warrant should be classified as a liability. As a result of the SEC Statement, the Company reevaluated the accounting treatment of the warrants assumed as part of the business combination with Trine and associated reverse recapitalization on December 9, 2020.

Simultaneously with the consummation of Trine’s initial public offering, Trine Sponsor IH, LLC (the “Sponsor”) purchased warrants to purchase shares of Common Stock (the “Private Placement Warrants”) in a private placement. Trine further issued an unsecured promissory note to the Sponsor, which was converted into additional Private Placement Warrants. The Private Placement Warrants contain exercise and settlement features that may change with a change in the holder, which precludes the Private Placement Warrants from being considered indexed to the Company’s own stock and therefore, precludes the Private Placement Warrants from meeting the scope exception from derivative accounting prescribed by Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”). As such, the Private Placement Warrants do not meet the conditions to be classified within equity under the Statement and should be presented as a liability.

The Company has concluded that the Private Placement Warrants are to be restated and classified as a liability measured at fair value on the Company’s consolidated balance sheet at December 31, 2020, with subsequent changes in fair value of such liability recognized as a gain or loss in the Company’s consolidated statement of operations each reporting period.

The Private Placement Warrants are deemed equity instruments for income tax purposes, and accordingly, there is no tax accounting relating to changes in the fair value of the Private Placement Warrants recognized.

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The impact of this correction to the applicable reporting periods for the financial statement line items impacted is as follows (in thousands, except per share data):

	Year Ended December 31, 2020
	As Reported	Restatement Impact	As Restated
Consolidated Statements of Operations and Comprehensive Loss:
Change in fair value of warrant liability	$—	$56,417	$56,417
Loss before income taxes	$(91,372)	$56,417	$(34,955)
Net loss	$(90,432)	$56,417	$(34,015)
Total comprehensive loss, net of taxes of $0	$(90,516)	$56,417	$(34,099)

Earnings (loss) per share:
Net loss per share - basic and diluted	$(0.57)	$0.35	$(0.22)

	December 31, 2020
	As Reported	Restatement Impact	As Restated
Consolidated Balance Sheets:
Warrant liability	$—	$93,328	$93,328
Total liabilities	$32,656	$93,328	$125,984
Additional paid-in-capital	$993,933	$(149,745)	$844,188
Accumulated deficit	$(384,694)	$56,417	$(328,277)
Total Stockholders' Equity	$609,253	$(93,328)	$515,925

These errors had a non-cash impact, as such, the statement of cash flows for the year ended December 31, 2020 reflects a decrease in net loss of $56.4 million and a corresponding adjustment of $56.4 million for the change in fair value of warrant liability, within cash used in operating activities, resulting in no change in net cash used in operating activities. This restatement did not have an impact on the Company’s operating, investing or financing cash flows as previously presented.

In addition to the restated consolidated financial statements, the information contained in Notes 3, 5, 16, 17, 20 and 21 have been restated.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The functional currency of all wholly owned subsidiaries is U.S. Dollars. All intercompany transactions and balances have been eliminated in consolidation.

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments

The Company’s financial instruments are comprised of cash and cash equivalents, short-term investments, restricted cash, accounts receivable and accounts payable. The Company’s other current financial assets and current financial liabilities have fair values that approximate their carrying values due to the short maturity of these balances.

Warrant Liability

The Private Placement Warrants contain exercise and settlement features that may change with a change in the holder, which precludes the Private Placement Warrants from being considered indexed to the Company’s own stock and therefore, precludes the Private Placement Warrants from meeting the scope exception from derivative accounting prescribed by ASC 815. As such, the Private Placement Warrants do not meet the conditions to be classified within equity under the SEC Statement and should be presented as a liability. The Company has classified the Private Placement Warrants pursuant to ASC 815 as derivative liabilities with subsequent changes in the respective fair values recognized in the consolidated statement of operations at each reporting date.

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

The following table reconciles the elements of the Business Combination to the consolidated statement of cash flows and the consolidated statement of changes in equity for the year ended December 31, 2020:

Recapitalization (as restated)
Cash – Trine's trust and cash (net of redemptions)	$305,084,695
Cash – PIPE financing	274,975,000
Less: transaction costs and advisory fees paid	(45,463,074)
Net proceeds from reverse recapitalization	534,596,621
Plus: non-cash net liabilities assumed (1)	(152,394,714)
Less: accrued transaction costs and advisory fees	(1,900,793)
Net contributions from reverse recapitalization	$380,301,114

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Includes $149.7 million of non-cash warrant liability assumed.

The number of shares of common stock issued immediately following the consummation of the Business Combination:

Number of Shares
Common stock, outstanding prior to Business Combination	30,015,000
Less: redemption of Trine shares	(26,049)
Common stock of Trine	29,988,951
Trine Founder Shares	5,552,812
Trine Director Shares	100,000
Shares issued in PIPE financing	27,497,500
Business Combination and PIPE financing shares	63,139,263
Legacy Desktop Metal shares (1)	161,487,334
Total shares of common stock immediately after Business Combination	224,626,597

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

2019 Acquisitions

In July 2019, the Company acquired all outstanding shares of Make Composites, Inc. (“Make”) for a total purchase price of $5.4 million through the issuance of 873,203 shares of the Company’s Common Stock. Make is a composite printer research and

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

development company that was acquired primarily for the complementary technology. The Company incurred transaction costs totaling $0.1 million that are included in general and administrative expenses in the consolidated statements of operations. The purchase price was allocated with $1.9 million to goodwill, $3.2 million to acquired technology, and $0.3 million to acquired tangible assets, consisting primarily of cash. The Company recorded a gain of $1.4 million on its original non-controlling investment of Make. This gain is recorded in interest and other income, net in the consolidated statements of operations. The goodwill acquired is deductible for income tax purposes. As of December 31, 2019, the Company’s accounting for the acquisition is complete. In connection with the acquisition, the Company issued restricted stock, options and warrants to employees and contractors of Make which have future service obligations to vest and are accounted for as post-combination expense.

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

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 3 is based on unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions.

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Items measured at fair value on a recurring basis include money market funds.

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the fair value hierarchy of the inputs the Company utilized to determine such fair value (in thousands):

	December 31, 2020
	(as restated)
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Items	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$407,512	$—	$—	$407,512
Commercial paper	—	119,285	—	119,285
Corporate bonds	—	47,959	—	47,959
U.S. Treasury securities	19,997	—	—	19,997
Other investments	—	—	3,000	3,000
Total assets	$427,509	$167,244	$3,000	$597,753
Liabilities:
Private placement warrants	$—	$—	$93,328	$93,328
Total liabilities	$—	$—	$93,328	$93,328

	December 31, 2019
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Items	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$40,454	$—	$—	$40,454
Commercial paper	—	19,938	—	19,938
Corporate bonds	—	48,010	—	48,010
Asset‑backed securities	—	16,806	—	16,806
Repurchase agreements	—	25,001	—	25,001
Total assets	$40,454	$109,755	$—	$150,209

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

The fair value of the Private Placement Warrants is estimated using the Black-Scholes option pricing model and are classified as Level 3 financial instruments. The significant assumptions used in the model were the Company’s stock price, exercise price, expected term, volatility, interest rate, and dividend yield.

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no transfers between fair value measure levels during the years ended December 31, 2020 and 2019. The following table presents information about the Company’s movement in Level 3 assets measured at fair value (in thousands):

	2020	2019
Balance at beginning of year	$—	$—
Additions	3,000	—
Balance at end of year	$3,000	$—

The following table presents information about the Company’s movement in Level 3 liabilities measured at fair value (in thousands):

	2020 (as restated)	2019
Balance at beginning of year	$—	$—
Warrant liability assumed	149,745
Change in fair value of warrant liability	(56,417)
Balance at end of year	$93,328	$—

6. ACCOUNTS RECEIVABLE

The components of accounts receivable are as follows (in thousands):

	December 31,
	2020	2019
Trade receivables	$7,016	$4,722
Allowance for doubtful accounts	(500)	(199)
Total accounts receivable	$6,516	$4,523

The following table summarizes activity in the allowance for doubtful accounts (in thousands):

	Years Ended December 31,
	2020	2019
Balance at beginning of year	$199	$—
Provision for uncollectible accounts	377	199
Uncollectible accounts written off	(76)	—
Balance at end of year	$500	$199

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recognized $0.8 million and $0.3 million of amortization expense as of December 31, 2020 and 2019, respectively, and expects to recognize $2.0 million of amortization expense annually in the years ended December 31, 2021 through 2023, $1.8 million in 2024 and $1.3 million in 2025. The weighted-average remaining amortization period is 4.6 years.

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. INCOME TAXES

During the years ended December 31, 2020 and 2019, the Company recorded ($940) and $0 of income tax (benefit)/provision which was primarily driven by a partial valuation allowance release. For financial reporting purposes, loss before provision for income taxes, includes the following components (in thousands):

	Years Ended December 31,
	2020 (as restated)	2019
United States	$(34,285)	$(103,596)
Foreign	(670)	—
Loss before income taxes	$(34,955)	$(103,596)

The provision (benefit) for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2020	2019
Current	$—	$—
Deferred	(940)	—
Provision (benefit) for income taxes	$(940)	$—

A reconciliation of the expected income tax (benefit)/provision computed using the federal statutory income tax rate to the Company’s effective income tax rate for the years ended December 31, 2020 and 2019 is as follows:

	Years Ended December 31,
	2020 (as restated)	2019
Effective income tax rate:
Expected income tax benefit at the federal statutory rate	21%	21%
State taxes	6%	6%
Change in valuation allowance	(68)%	(30)%
Research and development credit carryover	2%	2%
Permanent differences	42%	1%
Effective income tax rate	3%	—%

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

As of December 31, 2020, and 2019, the Company had federal net operating loss carryforwards of $273.8 million and $197.7 million, respectively, which may be available to reduce future taxable income. These carryforwards generated in 2017 and prior years expire at various dates through 2037. The $228.3 million in carryforwards generated from 2018 forward do not expire. As of December 31, 2020, and 2019, the Company had state net operating loss carryforwards of $243.2 million and $184.2 million, respectively, which may be available to reduce future taxable income. These carryforwards expire at various dates through 2040. In addition, the Company had federal and state research and development tax credit carryforwards of $13.5 million available to reduce future tax liabilities, which will expire at various dates through 2040.

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

Promissory Note Shares

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2018, the Company issued a promissory note totaling $0.2 million in exchange for 340,923 shares of Common Stock. The note accrued interest at the rate of 2.57% per annum and was fully collateralized by the assets of the holder. The Company has accounted for the note as recourse note and has recorded it as a deduction from stockholders’ equity. The note plus immaterial interest was settled with the Company through the repurchase of 76,461 shares of Common Stock by the Company, at the then current fair value in March 2019.

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

Trine Warrants

In Trine’s initial public offering, it sold units at a price of $10.00 per unit, which consisted of one share of Common Stock, $0.0001 par value, and one-half of a redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Common Stock at a price of $11.50 per share and became exercisable as of 30 days from the date of the Business Combination. Unless earlier redeemed, the Public Warrants will expire five years from the completion of the Business

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Combination. The Company may redeem the outstanding Public Warrants in whole and not in part at a price of $0.01 per Public Warrant upon a minimum of 30 days’ prior written notice of redemption, and only in the event that the last sale price of the Company’s Common Stock is at least $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which notice of redemption is given. If the Company redeems the Public Warrants as described above, it will have the option to require all Public Warrant holders that wish to exercise to do so on a “cashless basis”. As of December 31, 2020, 20 trading days had not yet passed since the date of the Business Combination, and the Company did not yet have the right to redeem the outstanding Public Warrants. As of December 31, 2020, there were 15,007,494 million outstanding Public Warrants.

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

Simultaneously with the consummation of Trine’s initial public offering, Trine Sponsor IH, LLC purchased an aggregate of 8,503,000 warrants to purchase one share of Common Stock at an exercise price of $11.50 at a price of $1.00 per warrant ($8,503,000) in the aggregate in a private placement.

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

On February 24, 2020, Trine issued an unsecured promissory note (the “2020 Note”) to the Sponsor. The 2020 Note bore no interest and was repayable in full upon consummation of the Business Combination. The Sponsor had the option to convert any unpaid balance of the 2020 Note into warrants equal to the principal amount of the 2020 Note so converted divided by $1.00. Upon closing of the Business Combination, the 2020 Note was converted into additional Private Placement Warrants for 1,500,000 shares of Common Stock, with an exercise price of $11.50. The terms of these warrants are identical to the terms of the Private Placement Warrants. Pursuant to the terms of the amended and restated registration rights agreement entered in connection with the Business Combination, the Sponsor had the right to have the resale of the shares of Common Stock acquired upon exercise of such warrant registered under the Securities Act. On February 4, 2021, the Company’s registration statement covering such shares became effective.

The Company has classified the Private Placement Warrants as liabilities, and will subsequently measure them at fair value through earnings. The Company recorded a $56.4 million gain related to the change in the fair value of the warrants in 2020, calculated using the Black-Scholes warrant-pricing model with the following assumptions:

	As of December 31, 2020	As of December 9, 2020
Risk‑free interest rate	0.4%	0.4%
Expected volatility	50.0%	40.0%
Expected life (in years)	4.9	5
Expected dividend yield	—	—
Fair value of Common Stock	$17.20	$24.77

Legacy Desktop Metal Convertible Preferred Stock

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Conversion—Each holder of Legacy Convertible Preferred Stock had the right, at their option at any time, to convert any such shares of Legacy Convertible Preferred Stock into fully paid and nonassessable shares of Legacy Desktop Metal common stock. The conversion ratio was determined by dividing the original issue price of such share of Legacy Convertible Preferred Stock by the

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

conversion price then in effect, which was equal to $0.53372 per share for the Series A Legacy Convertible Preferred Stock, $1.6013 per share for Series B Legacy Convertible Preferred Stock, $3.4213 per share for the Series C Legacy Convertible Preferred Stock, $8.5656 per share for the Series D Legacy Convertible Preferred Stock, and $10.0211 per share for the Series E and Series E-1 Legacy Convertible Preferred Stock. The conversion price was subject to adjustment if certain dilutive events occurred. Conversion was mandatory in the event of a firm-commitment underwritten initial public offering of the Company’s Legacy Desktop Metal common stock with a value of at least $5.13 per common share and $50 million in proceeds to the Company or upon the election of a majority of the holders of Legacy Convertible Preferred Stock, voting as a single class on an as-converted basis.

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

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Years Ended December 31,
	2020	2019
(in thousands, except per share amounts)	(as restated)

Numerator for basic and diluted net loss per share:
Net loss attributable to Common Stockholders	$(34,015)	$(103,596)
Denominator for basic and diluted net loss per share:
Weighted average shares	157,906	150,002
Net loss per share—Basic and Diluted	$(0.22)	$(0.69)

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

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

From January 1, 2021 through March 10, 2021, 10,003,000 Private Placement Warrants were exercised on a cashless basis. An aggregate of 5,850,346 shares of the Company’s Common Stock were issued in connection with these exercises.

As of March 31, 2021, there were no Public or Private Placement Warrants outstanding.

Management has evaluated subsequent events occurring through March 15, 2021, the date that these consolidated financial statements were issued and determined that no additional subsequent events occurred that would require recognition or disclosure in these consolidated financial statements other than those in this note.