Form 10-Q
period 2021-03-31
Desktop Metal, Inc.
filed 2021-05-17
CIK 1754820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Name Of Each Exchange
Title of Each Class	Trading Symbol(s)	On Which Registered
Common Stock, $0.0001 Par Value per Share	DM	New York Stock Exchange

As of May 13, 2021, there were 255,775,107 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DESKTOP METAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$416,379	$483,525
Short‑term investments	155,847	111,867
Restricted cash	1,021	—
Accounts receivable	9,234	6,516
Inventory	20,837	9,708
Prepaid expenses and other current assets	18,657	976
Total current assets	621,975	612,592
Restricted cash	776	612
Property and equipment, net	12,331	12,160
Capitalized software, net	268	312
Goodwill	201,308	2,252
Intangible assets, net	144,103	9,102
Other noncurrent assets	6,826	4,879
Total Assets	$987,587	$641,909
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,227	$7,591
Customer deposits	2,792	1,480
Current portion of lease liability	1,639	868
Accrued expenses and other current liabilities	15,324	7,565
Deferred revenue	3,405	3,004
Current portion of long‑term debt, net of deferred financing costs	11,019	9,991
Total current liabilities	39,406	30,499
Warrant liability	—	93,328
Long‑term debt, net of deferred financing costs	163	—
Lease liability, net of current portion	3,248	2,157
Deferred tax liability	5,206	—
Total liabilities	48,023	125,984
Commitments and Contingences (Note 15)
Stockholders’ Equity
Preferred Stock, $0.0001 par value—authorized, 50,000,000 shares; no shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Common Stock, $0.0001 par value—500,000,000 shares authorized; 252,660,102 and 226,756,733 shares issued at March 31, 2021 and December 31, 2020, respectively, 252,436,919 and 224,626,597 shares outstanding at March 31, 2021 and December 31, 2020, respectively	25	23
Additional paid‑in capital	1,326,945	844,188
Accumulated deficit	(387,385)	(328,277)
Accumulated other comprehensive income (loss)	(21)	(9)
Total Stockholders’ Equity	939,564	515,925
Total Liabilities and Stockholders’ Equity	$987,587	$641,909

See notes to condensed consolidated financial statements

DESKTOP METAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2021	2020
Revenues
Products	$10,311	$2,694
Services	1,002	691
Total revenues	11,313	3,385
Cost of sales
Products	10,487	5,041
Services	1,413	1,163
Total cost of sales	11,900	6,204
Gross margin	(587)	(2,819)
Operating expenses
Research and development	10,858	12,340
Sales and marketing	5,449	4,494
General and administrative	13,846	2,625
Total operating expenses	30,153	19,459
Loss from operations	(30,740)	(22,278)
Change in fair value of warrant liability	(56,576)	—
Interest expense	(73)	(104)
Interest and other income, net	361	578
Loss before income taxes	(87,028)	(21,804)
Income tax benefit	27,920	—
Net loss	$(59,108)	$(21,804)
Net loss per share—basic and diluted	$(0.25)	$(0.14)

See notes to condensed consolidated financial statements.

DESKTOP METAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2021	2020
Net loss	$(59,108)	$(21,804)
Other comprehensive (loss) income, net of taxes:
Unrealized gain (loss) on available-for-sale marketable securities, net	1	(159)
Foreign currency translation adjustment	(13)	—
Total comprehensive loss, net of taxes of $0	$(59,120)	$(21,963)

See notes to condensed consolidated financial statements.

DESKTOP METAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share amounts)

					Accumulated
					Other
	Common Stock		Additional		Comprehensive	Total
	Voting		Paid‑in	Accumulated	(Loss)	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
BALANCE—January 1, 2021	224,626,597	$23	$844,188	$(328,277)	$(9)	$515,925
Exercise of Common Stock options	163,228	—	180	—	—	180
Vesting of restricted Common Stock	56,015	—	—	—	—	—
Vesting of restricted stock units	15,265	—	—	—	—	—
Repurchase of shares for employee tax withholdings	(2,241)	—	(54)	—	—	(54)
Issuance of Common Stock for acquisitions	5,036,142	—	159,847	—	—	159,847
Stock‑based compensation expense	—	—	2,217	—	—	2,217
Vesting of Trine Founder shares	1,850,938	—	—	—	—	—
Exercise of warrants	20,690,975	2	320,567	—	—	320,569
Net loss	—	—	—	(59,108)	—	(59,108)
Other comprehensive income (loss)	—	—	—	—	(12)	(12)
BALANCE—March 31, 2021	252,436,919	$25	$1,326,945	$(387,385)	$(21)	$939,564

							Accumulated
							Other
	Legacy Convertible		Common Stock		Additional		Comprehensive	Total
	Preferred Stock		Voting		Paid‑in	Accumulated	(Loss)	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
BALANCE—January 1, 2020	100,038,109	$436,533	26,813,113	$3	$16,722	$(294,262)	$75	$(277,462)
Retroactive application of recapitalization (Note 1)	(100,038,109)	(436,533)	128,100,821	13	436,520	—	—	436,533
Adjusted balance, beginning of period	—	—	154,913,934	16	453,242	(294,262)	75	159,071
Exercise of Common Stock options	—	—	286,636	—	132	—	—	132
Vesting of restricted Common Stock	—	—	1,750,555	—	2	—	—	2
Stock‑based compensation expense	—	—	—	—	1,259	—	—	1,259
Common Stock warrants issued	—	—	—	—	124	—	—	124
Net loss	—	—	—	—	—	(21,804)	—	(21,804)
Other comprehensive income (loss)	—	—	—	—	—	—	(159)	(159)
BALANCE—March 31, 2020	—	$—	156,951,125	$16	$454,759	$(316,066)	$(84)	$138,625

See notes to condensed consolidated financial statements.

DESKTOP METAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(59,108)	$(21,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,892	2,321
Stock‑based compensation	2,217	1,259
Change in fair value of warrant liability	56,576	—
Expense related to Common Stock warrants issued	—	124
Amortization (accretion) of discount on investments	406	(22)
Amortization of debt financing cost	4	4
Provision for bad debt	72	—
Net increase in accrued interest related to marketable securities	(240)	(124)
Net unrealized (gain) loss on marketable securities	(25)	—
Deferred tax benefit	(27,921)	—
Changes in operating assets and liabilities:
Accounts receivable	(61)	752
Inventory	(2,381)	(3,238)
Prepaid expenses and other current assets	(4,276)	393
Other assets	(30)	—
Accounts payable	(3,856)	(989)
Accrued expenses and other current liabilities	(5,247)	(976)
Customer deposits	(1,234)	285
Deferred revenue	105	(339)
Change in right of use assets and lease liabilities, net	(22)	(80)
Net cash used in operating activities	(41,129)	(22,434)
Cash flows from investing activities:
Purchases of property and equipment	(262)	(1,004)
Purchase of marketable securities	(92,386)	(17,616)
Proceeds from sales and maturities of marketable securities	48,241	49,300
Cash paid for acquisition, net of cash acquired	(137,646)	—
Net cash (used in) provided by investing activities	(182,053)	30,680
Cash flows from financing activities:
Payment of issuance costs related to reverse recapitalization	(1,239)	—
Proceeds from the exercise of stock warrants	158,308	—
Payment of taxes related to net share settlement of upon vesting of restricted stock units	(54)	—
Proceeds from exercise of stock options	180	132
Net cash provided by financing activities	157,195	132
Net (decrease) increase in cash, cash equivalents, and restricted cash	(65,987)	8,378
Effect of exchange rate changes	26	—
Cash and cash equivalents at beginning of period	483,525	66,161
Restricted cash	612	612
Cash, cash equivalents, and restricted cash at end of period	$418,176	$75,151

Supplemental cash flow information:
Interest paid	$73	$107

Non‑cash investing and financing activities:
Net unrealized (gain) loss on investments	$(1)	$159
Exercise of private placement warrants	$149,904	$—
Common Stock issued for acquisitions	$159,847	$—
Additions to right of use assets and lease liabilities	$364	$—
Purchase of property and equipment included in accounts payable	$50	$—
Receivable for warrants exercised	$12,357	$—

See notes to condensed consolidated financial statements.

1. ORGANIZATION, NATURE OF BUSINESS, AND RISK AND UNCERTAINTIES

Organization and Nature of Business

Desktop Metal, Inc. is a Delaware corporation headquartered in Burlington, Massachusetts. The company was founded in 2015 with the mission of accelerating the transformation of manufacturing with an expansive portfolio of 3D printing solutions focused on the production of end-use parts. The Company designs, produces and distributes additive manufacturing solutions comprising hardware, software, materials, and services to businesses across a variety of end markets.

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

Unless otherwise indicated or the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company” and “Desktop Metal” refer to the consolidated operations of Desktop Metal, Inc. and its subsidiaries. References to “Trine” refer to the company prior to the consummation of the Business Combination and references to “Legacy Desktop Metal” refer to Desktop Metal Operating, Inc. prior to the consummation of the Business Combination.

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

Risks and Uncertainties

The Company is subject to a number of risks similar to those of other companies of similar size in its industry, including, but not limited to, the need for successful development of products, the need for additional funding, competition from substitute products and services from larger companies, protection of proprietary technology, patent litigation, dependence on key individuals, and risks associated with changes in information technology. The Company has financed its operations to date primarily with proceeds from the sale of preferred stock and the Business Combination. The Company’s long-term success is dependent upon its ability to successfully market its products and services; generate revenue; maintain or reduce its operating costs and expenses; meet its obligations; obtain additional capital when needed; and, ultimately, achieve profitable operations. Management believes that existing cash and investments as of March 31, 2021 will be sufficient to fund operating and capital expenditure requirements through at least twelve months from the date of issuance of these consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the regulations of the U.S Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The condensed consolidated financial statements include the Company’s accounts and those of its subsidiaries. In the opinion of the Company’s management, the financial information for the interim periods presented reflects all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows. The results reported in these condensed consolidated financial statements are not necessarily indicative of results that may be expected for the entire year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a disease caused by a novel strain of the coronavirus (“COVID-19”) to be a pandemic. As of March 31, 2021, the impact of the COVID-19 pandemic continues to unfold and there has been uncertainty and disruption in the global economy and financial markets. The Company has considered the COVID-19 pandemic related impacts on its estimates, as appropriate, within its consolidated financial statements and there may be changes to those estimates in future periods.

The COVID-19 pandemic, as well as the response to mitigate the spread and effects of COVID-19, may impact the Company and its customers, as well as the demand for its products and services. The impact of COVID-19 on the Company’s operational results in subsequent periods will largely depend on future developments, and cannot be accurately predicted. These developments may include, but are not limited to, new information concerning the severity of COVID-19, the degree of success of actions taken to contain or treat COVID-19 and the reactions by consumers, companies, governmental entities, and capital markets to such actions.

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the financial statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020. See the discussion of changes to certain of the Company’s accounting policies due to the acquisition of EnvisionTEC below. There have been no other changes to the Company’s significant accounting policies during the first three months of fiscal year 2021.

Foreign Currency Translation

The Company translates assets and liabilities of its foreign subsidiaries from their respective functional currencies to U.S. Dollars at the appropriate spot rates as of the balance sheet date. The functional currency of all wholly owned subsidiaries is U.S. Dollars, except for EnvisionTEC GmbH, for which it is Euros. The functional currency of the Company's operations outside the United States is generally the local currency of the country where the operations are located or U.S. Dollars. The results of operations are translated into U.S. Dollars at a monthly average rate, calculated using daily exchange rates.

Differences arising from the translation of opening balance sheets of these entities to the rate at the end of the fiscal period are recognized in Accumulated other comprehensive (loss) income. The differences arising from the translation of foreign results at the average rate are also recognized in Accumulated other comprehensive (loss) income. Such translation differences are recognized as income or expense in the period in which the Company disposes of the operations.

Transactions in foreign currencies are recorded at the approximate rate of exchange at the transaction date. Assets and liabilities resulting from these transactions are translated at the rate of exchange in effect at the balance sheet date. All such differences are recorded in Interest and other income, net in the Consolidated Statements of Operations.

Product Revenue and Service Revenue

Product revenue include sales of the Company’s additive manufacturing systems as well as sale of related accessories and consumables. These consumables are primarily comprised of materials, which are used by the 3D printers during the printing process to produce parts, as well as replacement parts for items consumed during system operations. Certain on-device software is embedded with the hardware and sold with the product bundle and is included within product revenue. Revenue from products is recognized upon transfer of control, which is generally at the point of shipment.

Services revenue consists of installation, training, and post-installation hardware and software support, as well as various software solutions the Company offers to facilitate the operation of the Company’s products. The Company offers multiple software products, which are licensed through either a cloud-based solution and/or an on-device software subscription, depending on the product. For the cloud-based solution, the Company typically provides an annual subscription that the customer does not have the right to take possession of and is renewable at expiration. The revenue from the cloud-based solution is recognized ratably over the annual term as the Company considers the services provided under the cloud-based solution to be a series of distinct performance obligations, as the Company provides continuous daily access to the cloud solution. For on-device software subscriptions, the Company typically recognizes revenue once the customer has been given access to the software. When the Company enters into development contracts, control of the development service is transferred over time, and the related revenue is recognized as services are performed.

For certain products, the Company offers customers an optional extended warranty beyond the initial warranty period. The optional extended warranty is accounted for as a service-type warranty. Extended warranty revenue is deferred and recognized on a straight-line basis over the service-type warranty period of the contract and the associated costs are recognized as incurred.

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

Due to the short-term nature of the Company’s contracts, substantially all of the outstanding performance obligations are recognized within one year.

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

Judgement is required to determine the standalone selling price (“SSP”). The transaction price is allocated to each distinct performance obligation on a relative standalone selling price basis and revenue is recognized for each performance obligation when control has passed. In most cases, the Company is able to establish SSP based on historical transaction data of the observable prices of hardware products sold separately in comparable circumstances to similar customers, observable renewal rates for software and post-installation support, and the Company’s best estimate of the selling price at which the Company would have sold the product regularly on a stand-alone basis for training and installation. The Company reassesses the SSP on a periodic basis or when facts and circumstances change.

Warranty Reserve

Substantially all of the Company’s hardware and software products are covered by a standard assurance warranty of one year within the United States and 13 months internationally, and estimated warranty obligations are recorded as an expense at the time or revenue recognition. In the event of a failure of hardware product or software covered by this warranty, the Company will repair or replace the software or hardware product. For certain products, the Company offers customers an optional extended warranty after the initial warranty period. The optional extended warranty is accounted for as a service-type warranty; therefore, costs are recognized as incurred and revenue is recognized over the service-type warranty period.

The Company’s warranty reserve reflects estimated material and labor costs for potential or actual product issues in its installed base for which the Company expects to incur an obligation. The Company periodically assesses the adequacy of the warranty reserve and adjusts the amount as necessary. If the data used to calculate the adequacy of the warranty reserve is not indicative of future requirements, additional or reduced warranty reserves may be required.

Property and Equipment

Property and equipment is stated at cost. Expenditures for repairs and maintenance are expensed as incurred. When assets are retired or disposed of, the assets and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is included in the determination of net income or loss.

Depreciation is expensed using the straight-line method over the estimated useful lives of the assets as follows:

Asset Classification	Useful Life
Equipment	2-12 years
Furniture and fixtures	3-5 years
Computer equipment	3 years
Tooling	3 years
Software	2-3 years
Leasehold improvements	Shorter of asset’s useful life or remaining life of the lease

Intangible Assets

Intangible assets consist of identifiable intangible assets, including developed technology, trade names, and customer relationships, resulting from the Company’s acquisitions. The Company evaluates definite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If indicators of impairment are present, the Company then compares the estimated undiscounted cash flows that the specific asset is expected to generate to its carrying value. If such assets are impaired, the impairment recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. To date, there have been no impairments of intangible assets. Intangible assets are amortized over their useful life.

Recently Issued Accounting Standards

Recently Adopted Accounting Guidance

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by eliminating some exceptions to the general approach in Accounting Standards Codification 740, Income Taxes. It also clarifies certain aspects of the existing guidance to promote more consistent application. This standard is effective for calendar-year public business entities in 2021 and interim periods within that year, and early adoption is permitted. The Company adopted the ASU as of January 1, 2021, which did not have a material effect on the Company’s condensed consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which eliminates the performance of Step 2 from the goodwill impairment test. In performing its annual or interim impairment testing, an entity will instead compare the fair value of the reporting unit with its carrying amount and recognize any impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. As a smaller reporting company pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended, these changes become effective for the Company on January 1, 2023. The Company is currently evaluating the potential impact of these changes on the condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses. This ASU added a new impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. The CECL model applies to most debt instruments, trade receivables, lease receivables, financial guarantee contracts, and other loan commitments. The CECL model does not have a minimum threshold for recognition of impairment losses and entities will need to measure expected credit losses on assets that have a low risk of loss. As a smaller reporting company pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as

amended, these changes become effective for the Company on January 1, 2023. The Company is currently evaluating the potential impact of these changes on the condensed consolidated financial statements.

3. ACQUISITIONS

Acquisition of EnvisionTEC

On February 16, 2021, the Company acquired EnvisionTEC US, LLC and its subsidiaries (“EnvisionTEC”) pursuant to a Purchase Agreement and Plan of Merger dated January 15, 2021. The Company expects this acquisition to create a comprehensive portfolio in additive manufacturing across metals, polymers and composites and grow distribution channels both in quantity and through the addition of a vertically-focused channel. The Company paid consideration of $143.8 million in cash and issued 5,036,142 shares of the Company’s Common Stock with a fair value of $159.8 million as of the close of business on the transaction date.

The total purchase price was allocated to the identifiable assets acquired and liabilities assumed based on the Company’s preliminary estimates of their fair values on the acquisition date. The fair values assigned to EnvisionTEC’s tangible and intangible assets and liabilities assumed, and the related deferred tax assets and liabilities, are considered preliminary and are based on the information available at the date of the acquisition. The Company is in the process of finalizing its purchase price allocation, and the tax basis of the assets and liabilities acquired. This may result in potential adjustments to the carrying value of the respective recorded assets and liabilities, establishment of certain intangible assets, revisions of useful lives of intangible assets, establishment of potential acquisition contingencies, and the determination of any residual amount that will be allocated to goodwill. Adjustments that impact the deferred tax liability recorded in the business combination, could result in an increase or decrease in the Company’s recorded valuation allowance, that will be recognized in the accompanying statement of operations.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed (in thousands):

At February 16, 2021
Assets acquired:
Cash and cash equivalents	$859
Restricted cash	5,004
Accounts receivable	2,740
Inventory	8,852
Prepaid expenses and other current assets	1,081
Restricted cash - noncurrent	285
Property and equipment	1,440
Intangible assets	137,300
Other noncurrent assets	1,801
Total assets acquired	$159,362
Liabilities assumed:
Accounts payable	$1,443
Customer deposits	2,590
Current portion of lease liability	600
Accrued expenses and other current liabilities	13,645
Liability for income taxes	480
Deferred revenue	300
Current portion of long-term debt	898
Long-term debt	285
Deferred tax liability	33,348
Lease liability, net of current portion	1,189
Total liabilities assumed	$54,778
Net assets acquired	$104,584

Goodwill	$199,056

The estimated useful lives of the identifiable intangible assets acquired is as follows:

	Gross Value	Estimated Life
Acquired technology	$77,800	7 – 12 years
Trade name	8,600	13 years
Customer relationships	50,900	10 years
Total intangible assets	$137,300

The Company believes the amount of goodwill resulting from the purchase price allocation is attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset) and the expected synergistic benefits of expanding the combined companies’ target markets both geographically and across industries. $36.6 million of the goodwill recognized is deductible for income tax purposes. The Company incurred $3.9 million of transaction costs related to this acquisition, which are included in general and administrative expenses on the unaudited condensed consolidated statements of operations.

EnvisionTEC’s results are included in the Company’s consolidated results for the period from February 16, 2021 to March 31, 2021. For this period, EnvisionTEC’s net revenues were approximately $5.4 million and net loss was approximately $1.8 million.

The following pro forma financial information is based on the historical financial statements of the Company and presents the Company’s results as if the acquisition had occurred on January 1, 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Net revenues	$14,825	$10,697
Net income	$(28,676)	$(30,943)

The pro forma financial information was computed by combining the historical financial information of the Company and EnvisionTEC along with the effects of the acquisition method of accounting for business combinations as though the companies were combined on January 1, 2020. The pro forma information does not reflect the potential benefits of cost and funding synergies, opportunities to earn additional revenues, or other factors, and therefore does not represent what the actual net revenues and net income (loss) would have been had the companies been combined as of this date.

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

The following table reconciles the elements of the Business Combination to the consolidated statement of cash flows and the consolidated statement of changes in equity for the year ended December 31, 2020:

Recapitalization
Cash – Trine's trust and cash (net of redemptions)	$305,084,695
Cash – PIPE financing	274,975,000
Less: transaction costs and advisory fees paid	(45,463,074)
Net proceeds from reverse recapitalization	534,596,621
Plus: non-cash net liabilities assumed[1]	(152,394,714)
Less: accrued transaction costs and advisory fees	(1,900,793)
Net contributions from reverse recapitalization	$380,301,114

(1)Includes $149.7 million of non-cash warrant liability assumed.

The number of shares of common stock issued immediately following the consummation of the Business Combination:

Number of Shares
Common stock, outstanding prior to Business Combination	30,015,000
Less: redemption of Trine shares	(26,049)
Common stock of Trine	29,988,951
Trine Founder Shares	5,552,812
Trine Director Shares	100,000
Shares issued in PIPE financing	27,497,500
Business Combination and PIPE financing shares	63,139,263
Legacy Desktop Metal shares (1)	161,487,334
Total shares of common stock immediately after Business Combination	224,626,597

(1) The number of Legacy Desktop Metal shares was determined from the shares of Legacy Desktop Metal shares outstanding immediately prior to the closing of the Business Combination converted at the Exchange Ratio of 1.22122. All fractional shares were rounded down.

In connection with the Business Combination, 7,403,750 Trine Founder Shares were issued. Pursuant to the Business Combination agreement, 75% of the Founder shares, or 5,552,812 shares, vested at the close of the Business Combination, with the remaining 25%, or 1,850,938 shares, vesting if the Company trades at $12.50 per share or higher for any 20 trading days within a 30-day window by the fifth anniversary of the Business Combination. The vesting criteria was met on January 8, 2021.

4. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company’s cash equivalents and short-term investments are invested in the following (in thousands):

March 31, 2021	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$413,089	$—	$—	$413,089
Total cash equivalents	413,089	—	—	413,089
U.S Treasury securities	5,000	—	—	5,000
Commercial paper	89,835	—	—	89,835
Corporate bonds	61,020	13	(21)	61,012
Total short-term investments	155,855	13	(21)	155,847
Total cash equivalents and short-term investments	$568,944	$13	$(21)	$568,936

December 31, 2020	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$75,374	$—	$—	$75,374
Money market funds	407,512	—	—	407,512
Total cash equivalents	482,886	—	—	482,886
U.S. Treasury securities	19,995	2	—	19,997
Commercial paper	43,911	—	—	43,911
Corporate bonds	47,970	—	(11)	47,959
Total short-term investments	111,876	2	(11)	111,867
Total cash equivalents and short-term investments	$594,762	$2	$(11)	$594,753

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

The following fair value hierarchy table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the inputs the Company utilized to determine such fair value (in thousands):

	March 31, 2021
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Items	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$413,089	$—	$—	$413,089
Commercial paper	—	89,835	—	89,835
Corporate bonds	—	61,012	—	61,012
U.S. Treasury securities	5,000	—	—	5,000
Other investments	—	—	3,025	3,025
Total assets	$418,089	$150,847	$3,025	$571,961

	December 31, 2020
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Items	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$407,512	$—	$—	$407,512
Commercial paper	—	119,285	—	119,285
Corporate bonds	—	47,959	—	47,959
U.S. Treasury securities	19,997	—	—	19,997
Other investments	—	—	3,000	3,000
Total assets	$427,509	$167,244	$3,000	$597,753
Liabilities:
Private placement warrants	$—	$—	$93,328	$93,328
Total liabilities	$—	$—	$93,328	$93,328

The Company has determined that the estimated fair value of its corporate bonds and commercial paper are reported as Level 2 financial assets as they are based on model-driven valuations in which all significant inputs are observable, or can be derived from or corroborated by observable market data for substantially the full term of the asset.

The other investment is reported as a Level 3 financial asset because the methodology used to develop the estimated fair value includes significant unobservable inputs reflecting management’s own assumptions, including the rights and obligations of the securities the Company holds as well as the probability of a qualified financing event, acquisition, or change in control.

The fair value of the Private Placement Warrants is estimated using the Black-Scholes option pricing model and is classified as a Level 3 financial instrument. The significant assumptions used in the model were the Company’s stock price, exercise price, expected term, volatility, interest rate, and dividend yield.

There were no transfers between fair value measure levels during the three months ended March 31, 2021 and 2020. The following table presents information about the Company’s movement in Level 3 assets measured at fair value (in thousands):

	Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$3,000	$—
Changes in fair value	25	—
Balance at end of period	$3,025	$—

The following table presents information about the Company’s movement in Level 3 liabilities measured at fair value (in thousands):

	Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$93,328	$—
Changes in fair value	56,576	—
Exercise of private placement warrants	(149,904)	—
Balance at end of period	$—	$—

6. ACCOUNTS RECEIVABLE

The components of accounts receivable are as follows (in thousands):

	March 31,	December 31,
	2021	2020
Trade receivables	$9,598	$7,016
Allowance for doubtful accounts	(364)	(500)
Total accounts receivable	$9,234	$6,516

The following table summarizes activity in the allowance for doubtful accounts (in thousands):

	March 31,	December 31,
	2021	2020
Balance at beginning of period	$500	$199
Provision for uncollectible accounts	72	377
Uncollectible accounts written off	(208)	(76)
Balance at end of period	$364	$500

7. INVENTORY

Inventory consists of the following (in thousands):

	March 31,	December 31,
	2021	2020
Raw materials	$4,927	$—
Finished goods	12,854	6,812
Work in process	3,056	2,896
Total inventory	$20,837	$9,708

8. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consists of the following (in thousands):

	March 31,	December 31,
	2021	2020
Receivable for warrants exercised	$12,357	$—
Prepaid insurance	2,948	121
Prepaid operating expenses	1,015	68
Prepaid dues and subscriptions	883	189
Prepaid taxes	474	—
Vendor prepayments	473	—
Prepaid rent	155	118
Deferred cost of goods sold	—	454
Other	352	26
Total prepaid expenses and other current assets	$18,657	$976

The Company received the outstanding proceeds from warrants exercised in April 2021.

9. PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following (in thousands):

	March 31,	December 31,
	2021	2020
Equipment	$14,532	$13,708
Furniture and fixtures	924	895
Computer equipment	1,124	1,089
Tooling	1,805	1,805
Software	1,340	1,249
Leasehold improvements	14,274	13,870
Construction in process	1,063	879
Property and equipment, gross	35,062	33,495
Less: accumulated depreciation	(22,731)	(21,335)
Total property and equipment, net	$12,331	$12,160

Depreciation and amortization expense was $1.5 million and $2.1 million for the three months ended March 31, 2021 and 2020, respectively.

10. GOODWILL & INTANGIBLE ASSETS

The carrying amount of goodwill at March 31, 2021 and 2020 was $201.3 million and $2.3 million, respectively, and has been recorded in connection with the Company’s acquisitions. The goodwill activity is as follows:

(in thousands)
Balance at December 31, 2019	$2,252
Balance at December 31, 2020	$2,252
Acquisition of EnvisionTEC	199,056
Balance at March 31, 2021	$201,308

The Company has no accumulated impairment losses on goodwill.

Intangible assets consisted of the following (in thousands):

			Accumulated	Balance
	Gross Value	Estimated Life	Amortization	March 31, 2021
Acquired technology	$87,993	5 – 12 years	$2,688	$85,305
Trade name	8,600	13 years	81	8,519
Customer relationships	50,900	10 years	621	50,279
Total intangible assets	$147,493		$3,390	$144,103

The Company recognized $2.3 million and $0.2 million of amortization expense during the three months ended March 31, 2021 and 2020, respectively. The Company expects to recognize $12.5 million of amortization expense for the remainder of 2021, and $16.7 million, $16.7 million, $16.5 million, and $16.0 million of amortization expense annually in the years ended December 31, 2022 through 2025. The weighted-average remaining amortization period is 9.3 years.

11. OTHER NONCURRENT ASSETS

The following table summarizes the Company’s components of other noncurrent assets (in thousands):

	March 31,	December 31,
	2021	2020
Other investments	$3,025	$3,000
Right of use asset	3,702	1,810
Long-term deposits	99	69
Total other noncurrent assets	$6,826	$4,879

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

12. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the Company’s components of accrued expenses and other current liabilities (in thousands):

	March 31,	December 31,
	2021	2020
Professional services	$3,519	$2,508
Compensation and benefits related	3,516	2,068
Warranty reserve	1,813	1,553
Inventory purchases	1,716	86
Income tax payable	1,405	—
Customer payable	605	—
Sales and use and franchise taxes	506	586
Franchise and royalty fees	188	159
Other	2,056	605
Total accrued expenses and other current liabilities	$15,324	$7,565

As of March 31, 2021, and December 31, 2020, the Company has recorded $1.8 million and $1.6 million, respectively, of warranty reserve within accrued expenses and other current liabilities on the condensed consolidated balance sheets. Warranty reserve consisted of the following (in thousands):

	2021	2020
Warranty reserve, at the beginning of the period	$1,553	$1,491
Warranty reserve assumed in acquisition	326	—
Additions to warranty reserve	86	346
Claims fulfilled	(152)	(284)
Warranty reserve, at the end of the period	$1,813	$1,553

13. DEBT

Term Loan—In June 2018, the Company entered into a $20 million term loan for 36 months. The loan provided $10 million immediately funded with the additional $10 million available to be drawn in up to three draws of not less than $2 million for 12 months from close of the facility. The loan is interest-only for the full 36 months with the principal due at maturity in June 2021. Interest is calculated using the Wall Street Journal Prime rate (3.25% at March 31, 2021 and 3.25% at December 31, 2020) minus 0.5%, for a rate of 2.75% at March 31, 2021 and 2.75% at December 31, 2020, payable monthly in arrears. The loan contains a cash trigger. If the Company’s cash and investments fall below $30 million, cash equal to the total amount of the outstanding debt is required to be placed in a restricted money market account. The loan also contains reporting requirements and gives the lender first priority lien on all assets.

The outstanding amount as of March 31, 2021 and December 31, 2020 was $10.0 million in both periods. The $10.0 million is due in June 2021.

PPP Loan— In connection with the acquisition of EnvisionTEC, the Company acquired $1.2 million in Paycheck Protection Program (the “PPP”) loans. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act, provides for loans to qualifying businesses. Under the terms of the CARES Act, PPP loan recipients can apply for forgiveness for all or a portion of the loan which is dependent upon the Company having initially qualified for the loan. Furthermore, the loan is subject to forgiveness to the extent loan proceeds are used for payroll costs, certain rents, utilities, and mortgage interest expense. The PPP loan has a maturity date of April 3, 2022 and an interest rate of 1%. Principal and interest are payable monthly commencing on a date determined by the lender following the determination of the amount of the PPP loan to be forgiven or potentially earlier, as determined under applicable Small Business Administration rules. The outstanding borrowings may be prepaid by the Company at any time prior to maturity with no prepayment penalties. As of March 31, 2021, the short-term loan balance is $1.0 million, and the long-term balance is $0.2 million. Subsequent to March 31, 2021, the entire loan balance has been communicated as forgiven.

Deferred Financing Costs—In connection with the term loan borrowing, the Company incurred $0.1 million of expenses, which have been recorded as deferred financing costs. The Company amortizes these costs over the life of the borrowing. During the three months ended March 31, 2021 and 2020, the Company recorded immaterial interest expense related to the amortization of the financing costs. As of March 31, 2021, and December 31, 2020, the remaining unamortized balance of deferred financing costs is immaterial, and is included as a component of current portion of long-term debt, net of deferred financing costs in the condensed consolidated balance sheets.

14. LEASES

At March 31, 2021, the Company recorded $3.7 million as a right of use asset and $4.9 million as an operating lease liability. At December 31, 2020, the Company recorded $1.8 million as a right of use asset and $3.0 million as an operating lease liability. The Company assesses its right of use asset and other lease-related assets for impairment. There were no impairments recorded related to these assets during the three months ended March 31, 2021 and the year ended December 31, 2020.

As a result of the acquisition of EnvisionTEC, the Company acquired operating, short-term, and finance leases for corporate offices, manufacturing and warehouse facilities, and machineries, increasing the Company’s right of use asset by $1.8 million. The operating leases consist of five real estate leases and six equipment leases with current terms extending from 2021 to 2024. The Company’s finance leases are immaterial as of March 31, 2021.

The Company reviews all supplier, vendor, and service provider contracts to determine whether any service arrangements contain a lease component. The Company identified two service agreements that contained an embedded lease. The agreements do not contain fixed or minimum payments, and the Company has concluded that the variable lease expense was immaterial during the three months ended March 31, 2021 and 2020, respectively.

Information about other lease-related balances is as follows (in thousands):

	March 31,
	2021	2020
Lease cost
Operating lease cost	$323	$188
Short‑term lease cost	22	—
Variable lease cost	39	10
Total lease cost	$384	$198
Other Information
Operating cash flows used in operating leases	$244	$268
Weighted‑average remaining lease term—operating leases (years)	2.9	4.0
Weighted‑average discount rate—operating leases	5.5%	7.6%

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

Future minimum lease payments under noncancelable operating leases, including immaterial future minimum lease payments under finance leases, at March 31, 2021, are as follows (in thousands):

Operating Leases
2021 (remaining 9 months)	$1,399
2022	1,862
2023	1,671
2024	370
2025	—
Total lease payments	5,302
Less amount representing interest	(415)
Total lease liability	4,887
Less current portion of lease liability	(1,639)
Lease liability, net of current portion	$3,248

As of March 31, 2021, the Company does not have material operating or finance leases that have not commenced.

15. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company may face legal claims or actions in the normal course of business. At each reporting date, the Company evaluates whether a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred the costs related to its legal proceedings. While the outcome of these claims cannot be predicted with certainty, management does not believe the outcome of any current legal proceedings will have a material adverse impact on the Company’s condensed consolidated financial statements.

Commitments

The Company has entered into legally binding agreements with certain suppliers to purchase materials used in the manufacturing of the Company’s products. As of March 31, 2021, the Company had outstanding purchase orders with contract manufacturers in the amount of $14.2 million.

The Company has also entered into licensing and royalty agreements with certain manufacturing and software companies related to the use of patented technology. Under the terms of each agreement, the Company made initial, one-time payments of up to $0.3 million and is obligated to pay a set percentage, ranging from 2.75% - 13%, of all consideration received by the Company for sales of related products and services, until the agreements are terminated. The Company’s minimum annual commitment under this contract is $0.5 million.

16. INCOME TAXES

The Company’s provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items arising in that quarter. The Company’s effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on its deferred tax assets as it is more likely than not that some or all of the Company’s deferred tax assets will not be realized as well as the partial release of the valuation allowance as part of the EnvisionTEC acquisition. During the three months ended March 31, 2021, the company recorded an income tax benefit was $27.9 million. There was no income tax benefit for the three months ended March 31, 2020.

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s consolidated financial statements and tax returns. Deferred tax assets and liabilities are determined based upon the differences between the consolidated financial statements carrying amounts and the tax bases of existing assets and liabilities and for loss and credit carryforwards, using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. The Company has provided a full valuation allowance against the net deferred tax assets as the Company has determined that it was more likely than not that the Company would not realize the benefits of federal and state net deferred tax assets.

As a result of the recent acquisition of EnvisionTEC, the Company recorded a U.S. deferred tax liability related to non-tax-deductible intangible assets recognized in the financial statements. The acquired deferred tax liability is a source of income to support recognition of the Company’s existing deferred tax assets. Accordingly, the Company recorded a $28.1 million income tax benefit for the release in the valuation allowance related to the acquired intangibles.

The Company provides reserves for potential payments of taxes to various tax authorities related to uncertain tax positions. Amounts recognized are based on a determination of whether a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be sustained on audit. The amount associated with uncertain tax positions are recorded as a component of income tax expense. As of March 31, 2021, the Company has accrued uncertain tax positions of approximately $1.2 million related to the EnvisionTEC acquisition. The amounts relate to U.S. state and foreign tax positions. Included in the balance of unrecognized tax benefits as of March 31, 2021 are amounts that, if recognized, would impact the effective tax rate. As of December 31, 2020, the Company has not identified any uncertain tax positions for which reserves would be required.

17. STOCKHOLDERS’ EQUITY

As of March 31, 2021, the Company’s authorized shares consisted of 500,000,000 shares of Class A Common Stock, $0.0001 par value (the “Common Stock”) and 50,000,000 shares of Preferred Stock, $0.0001 par value (the “Preferred Stock”).

Common Stock

Restricted Stock Agreements—During 2015, the Company issued 34,010,977 shares of Common Stock to the initial founders and certain employees of the Company at a purchase price of $0.0001 per share. These shares are fully vested.

In connection with acquisitions, the Company has issued shares of restricted stock that are considered post-combination expense and accounted for as stock-based compensation as the shares vest.

The activity for stock subject to vesting as of March 31, 2021 is as follows (shares in thousands):

	Shares Subject	Weighted-Average
	to Vesting	Purchase Price
Balance of unvested shares as of January 1, 2021	280	$0.0001
Issuance of additional shares	—	—
Vested	(56)	$0.0001
Balance of unvested shares as of March 31, 2021	224	$0.0001

At March 31, 2021, the remaining weighted-average vesting period for the stock subject to vesting was 1.0 year.

Common Stock Warrants

In May 2017, the Company entered into a strategic collaboration agreement with an investor allowing the investor’s resellers to sell and distribute the Company’s products. In consideration for this agreement, the Company agreed to issue warrants to purchase up to 2,442,440 shares of Common Stock. The investor was eligible to receive a warrant to purchase one share of Common Stock for every $35.00 in revenue generated by the Company from the investor’s resellers. Each warrant was issued at an exercise price equal to $3.34 per share (subject to appropriate adjustment in the event of a stock dividend, stock split, combination, or other similar recapitalization) and was set to expire on December 31, 2027. The Company issued no warrants during the three months ended March 31, 2021. During the three months ended March 31, 2020, the Company issued 58,761 warrants and recorded $0.1 million related to the fair value of the warrants, calculated using the Black-Scholes warrant-pricing model with the following assumptions:

Three Months Ended
March 31, 2020
Risk‑free interest rate	2%
Expected volatility	52.5%
Expected life (in years)	7.8
Expected dividend yield	—
Fair value of Common Stock	$3.34

756,498 warrants were converted to 447,938 shares of Common Stock through a cashless exercise in connection with the Business Combination.

Trine Warrants

In Trine’s initial public offering, it sold units at a price of $10.00 per unit, which consisted of one share of Common Stock, $0.0001 par value, and one-half of a redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Common Stock at a price of $11.50 per share and became exercisable as of 30 days from the date of the Business Combination. Unless earlier redeemed, the Public Warrants will expire five years from the completion of the Business Combination. The Company may redeem the outstanding Public Warrants in whole and not in part at a price of $0.01 per Public Warrant upon a minimum of 30 days’ prior written notice of redemption, and only in the event that the last sale price of the Company’s Common Stock is at least $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which notice of redemption is given. If the Company redeems the Public Warrants as described above, it will have the option to require all Public Warrant holders that wish to exercise to do so on a “cashless basis”. On February 26, 2021, the Company delivered a notice to redeem all of its outstanding Public Warrants that remain unexercised at 5:00 p.m. New York City time on March 29, 2021. During the three months ended March 31, 2021, Public Warrants for 14,840,589 shares of the Company’s Common Stock were exercised for cash, resulting in the Company receiving net proceeds of $170.7 million. On March 29, 2021, the 166,905 outstanding Public Warrants were redeemed by the Company for $0.01 per Public Warrant. As of March 31, 2021, none of the Public Warrants remain outstanding.

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

On February 24, 2020, Trine issued an unsecured promissory note (the “2020 Note”) to the Sponsor. The 2020 Note bore no interest and was repayable in full upon consummation of the Business Combination. The Sponsor had the option to convert any unpaid balance of the 2020 Note into warrants equal to the principal amount of the 2020 Note so converted divided by $1.00. Upon closing of the Business Combination, the 2020 Note was converted into a Private Placement Warrant for 1,500,000 shares of Common Stock, with an exercise price of $11.50. The terms of these warrants are identical to the terms of the Private Placement Warrants. Pursuant to the terms of the amended and restated registration rights agreement entered in connection with the Business Combination, the Sponsor had the right to have the resale of the shares of Common Stock acquired upon exercise of such warrant registered under the Securities Act. On February 4, 2021, the Company’s registration statement covering such shares became effective.

The Company’s Private Placement Warrants are classified as liabilities, and are measured at fair value through earnings. During the three months ended March 31, 2021, the Company recorded a $56.6 million loss related to the change in fair value of the Private Placement Warrants, which were remeasured through the date of each exercise, calculated using the Black-Scholes warrant pricing model with the following assumptions:

Three Months Ended
March 31, 2021
Risk‑free interest rate	0.4% – 0.6%
Expected volatility	55.0%
Expected life (in years)	4.8
Expected dividend yield	—
Fair value of Common Stock	$19.82 – 30.49
Exercise price	$11.50

During the three months ended March 31, 2021, all of the Private Placement Warrants were exercised on a cashless basis, and an aggregate of 5,850,346 shares of the Company’s Common Stock were issued in connection with these exercises. As of March 31, 2021, none of the Private Placement Warrants remain outstanding.

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

As part of the acquisition of Make Composites, Inc. (“Make”) in 2019, the Company assumed the 2018 equity incentive plan of Make (the “Make Plan”). The Make Plan allows for the award of incentive and nonqualified stock options and warrants for those employees and contractors that were hired as part of the acquisition. The Make Plan allowed for 232,304 options and warrants to be issued, which were issued in 2019, with no additional options to be issued in the future. Option awards expire 10 years from the grant date and generally vest over four years; however, vesting conditions can vary at the discretion of our Board of Directors.

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

During the three months ended March 31, 2021, the Company did not grant any options to purchase shares of Common Stock to employees. During the three months ended March 31, 2020, the Company granted options to purchase 473,624 shares of Common Stock to employees with a fair value of $0.8 million, calculated using the Black-Scholes option-pricing model with the following assumptions:

Three Months Ended
March 31, 2020
Risk‑free interest rate	0.7% – 0.9%
Expected volatility	52.7% – 52.9%
Expected life (in years)	5.9 – 6.1
Expected dividend yield	—
Fair value of Common Stock	$3.34

During the three months ended March 31, 2021, the Company did not grant any options to purchase shares of Common Stock to non-employees. During the three months ended March 31, 2020, the Company granted options to purchase 12,212 shares of Common Stock to consultants with a fair value of $0.1 million, calculated using the Black-Scholes option-pricing model with the following assumptions:

Three Months Ended
March 31, 2020
Risk‑free interest rate	0.8%
Expected volatility	54.3%
Expected life (in years)	10.0
Expected dividend yield	—
Fair value of Common Stock	$3.34

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

At March 31, 2021, the total unrecognized stock-based compensation expense related to unvested stock options aggregated $12.5 million. The costs are expected to be recognized over a weighted-average period of 3.1 years.

Total stock-based compensation expense related to all of the Company’s stock-based awards granted is reported in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$916	$713
General and administrative expense	839	237
Sales and marketing expense	345	209
Cost of sales	117	100
Total stock-based compensation expenses	$2,217	$1,259

There were 14,140,956 shares available for award under the 2020 Plan at March 31, 2021. The option activity of the Plans for the three months ended March 31, 2021, is as follows (shares in thousands):

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic Value
	Shares	per Share	(in years)	(in thousands)
Outstanding at January 1, 2021	19,553	$1.53	7.75	$306,408
Granted	—	$—
Exercised	(163)	$1.10
Forfeited/expired	(12)	$1.40
Outstanding at March 31, 2021	19,378	$1.53	7.51	$259,023
Options vested at March 31, 2021	11,044	$1.55	6.29	$147,481
Options vested or expected to vest at March 31, 2021	18,673	$1.54	7.45	$249,529

The weighted-average grant-date fair value for options granted during the three months ended March 31, 2020 was approximately $1.65. The aggregate intrinsic value of options exercised during the three months ended March 31, 2021 and 2020, was $0.1 million and $0.3 million, respectively.

Restricted Stock Units—RSUs awarded to employees and non-employees generally vest over four years from the anniversary date of the grant, with 1-year cliff vesting and monthly vesting thereafter, provided service with the Company is not terminated. The fair value of RSUs is equal to the estimated fair market value of the Company’s Common Stock on the date of grant. Total unrecognized compensation costs related to unvested RSUs at March 31, 2021 was approximately $11.6 million and is expected to be recognized over a period of 3.6 years. The total expense recognized during the three months ended March 31, 2021 was $0.8 million.

RSU activity under the 2020 Plan for the three months ended March 31, 2021 is as follows (shares in thousands):

	Shares Subject	Weighted-Average
	to Vesting	Grant Date Fair Value
Balance of unvested shares as of January 1, 2021	683	$ 8.02
Granted	250	$ 30.49
Vested	(15)	$ 8.19
Balance of unvested shares as of March 31, 2021	918	$ 14.14

19. RELATED PARTY TRANSACTIONS

As a result of the acquisition of EnvisionTEC, the Company entered into certain agreements with entities affiliated with Mr. El Siblani, a director and executive officer of the Company.

The Company is the lessee in a lease agreement with ATMRE, LLC, a leasing company, in which Mr. El Siblani is the sole member, for the Dearborn, Michigan facility utilized by EnvisionTEC. This lease extends through December 31, 2023. As of March

31, 2021, the Company recorded $0.5 million of right of use asset and lease liability. During the three months ended March 31, 2021, the Company paid immaterial lease expense to AMTRE, LLC. The Company’s annual commitment to AMTRE, LLC is $0.2 million.

The Company is the lessee in a lease agreement JES Besitzgesellschaft GmbH, a leasing company that is controlled by members of the immediate family of Mr. El Siblani, for facilities located in Gladbeck, Germany utilized by EnvisionTEC. As of March 31, 2021, the Company recorded $0.2 million of right of use asset and lease liability. During the three months ended March 31, 2021, the Company paid immaterial lease expense to JES Besitzgesellschaft GmbH. The Company’s annual commitment to JES Besitzgesellschaft GmbH is $0.1 million.

The Company is the lessee in a lease agreement with Sitraco (UK) Limited, a leasing company that is controlled by Mr. El Siblani, for an additional facility located in Gladbeck, Germany utilized by EnvisionTEC. As of March 31, 2021, the Company recorded $0.2 million of right of use asset and lease liability. During the three months ended March 31, 2021, the Company paid immaterial lease expense to Sitraco (UK) Limited. The Company’s annual commitment to Sitraco (UK) Limited is $0.1 million.

The Company has a distribution agreement with Sibco Europe Ltd., a distributor based out of the United Kingdom. Mr. El Siblani is Managing Director of and sole shareholder of Sibco Europe Ltd. The Company did not have any sales to Sibco Europe Ltd. for the period ended March 31, 2021. In addition, Sibco Europe Ltd. provides sales and marketing support for EnvisionTEC GmbH. At March 31, 2021, the Company did not have accounts receivable or accounts payable due to or from Sibco Europe Ltd.

The Company also has an agreement with E3D Technology, a wholly-owned subsidiary of Sibco Europe Ltd., for services including research and development, maintenance, and marketing services. As part of the agreement, the Company also pays a fee for overhead at the facilities where these contracted services are being performed. During the three months ended March 31, 2021, the Company paid immaterial service expense to E3D Technology.

20. SEGMENT INFORMATION

In its operation of the business, management, including the Company’s chief operating decision maker, who is also Chief Executive Officer, reviews the business as one segment. The Company currently ships its product to markets in the Americas, Europe Middle East and Africa (“EMEA”), and Asia Pacific (“APAC”). Disaggregated revenue data for those markets is as follows (in thousands):

Revenue during the three months ended March 31, 2021

	Americas	EMEA	APAC	Total
Products	$5,854	$2,526	$1,931	$10,311
Services	705	215	82	1,002
Total	$6,559	$2,741	$2,013	$11,313

Revenue during the three months ended March 31, 2020

	Americas	EMEA	APAC	Total
Products	$902	$1,528	$264	$2,694
Services	327	323	41	691
Total	$1,229	$1,851	$305	$3,385

During the three months ended March 31, 2021 and 2020, the Company recognized the following revenue from service contracts and cloud-based software licenses over time, and hardware and consumable product shipments and subscription software at a point in time (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Revenue recognized at a point in time	$10,311	$2,694
Revenue recognized over time	1,002	691
Total	$11,313	$3,385

The Company’s long-lived assets are substantially all located in the United States where the Company’s primary operations are located.

21. NET LOSS PER SHARE

The Company computes basic loss per share using net loss attributable to Common Stockholders and the weighted-average number of Common Stock shares outstanding during each period. Diluted earnings per share include shares issuable upon exercise of outstanding stock options and stock-based awards where the conversion of such instruments would be dilutive.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2021	2020
Numerator for basic and diluted net loss per share:
Net loss attributable to Common Stockholders	$(59,108)	$(21,804)
Denominator for basic and diluted net loss per share:
Weighted-average shares	238,244	156,250
Net loss per share—Basic and Diluted	$(0.25)	$(0.14)

The Company’s potential dilutive securities, which include outstanding Common Stock options, unvested restricted stock units, unvested restricted stock awards and outstanding Common Stock warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding as of March 31, 2021 and 2020, from the computation of diluted net loss per share attributable to common stockholders because including them would have an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2021	2020
Common Stock options outstanding	19,378	12,964
Unvested restricted stock units outstanding	918	—
Unvested restricted stock awards outstanding	224	3,142
Common Stock warrants outstanding	—	578
Total shares	20,520	16,684

22. SUBSEQUENT EVENTS

Subsequent to March 31, 2021, the Company entered into financing arrangements with three companies in the additive manufacturing industry. In two of the transactions, the Company received a convertible promissory note. In the other transaction, the Company received a simple agreement for future equity. The aggregate amount invested by the Company was $4.6 million.

On April 28, 2021 the Company entered into a stock subscription agreement with Galileo Acquisition Corp. (“Galileo”). Pursuant to the agreement, the Company will purchase $20.0 million of Galileo common stock upon the closing of Galileo’s announced merger transaction. The Company expects this investment to facilitate the development of a strategic partnership with Galileo’s merger target, Shapeways, Inc., to accelerate access to, and adoption of, its additive manufacturing solutions by businesses across a range of applications.

On May 7, 2021, the Company acquired Adaptive 3D Technologies, LLC and its affiliates (“Adaptive”) pursuant to a Purchase Agreement and Plan of Merger dated as of May 7, 2021. The Company paid consideration of $24.1 million in cash and issued 3,076,838 shares of the Company’s Common Stock with a fair value of $37.0 million as of the close of business on the transaction date. The acquisition will be accounted for as a business combination using the acquisition method of accounting. The Company is currently finalizing the allocation of the purchase price and expects the purchase price to be allocated primarily to goodwill and intangible assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth, trends, events, and our objectives for future operations, are forward-looking statements. The words “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “project,” “could,” “would,” “estimate,” “potential,” “continue,” “plan,” “target,” or the negative of these words or similar expressions are intended to identify forward-looking statements.

The forward-looking statements included herein are based on current expectations of management. Actual results may differ from those expressed in forward-looking statements due to additional factors, including those set forth in Item 1A. “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q. Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances, or otherwise.

You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Business Overview

Desktop Metal is pioneering a new generation of additive manufacturing technologies focused on the production of end-use parts. We offer a comprehensive portfolio of integrated additive manufacturing solutions comprising hardware, software, materials and services with support for metals, composites, polymers, ceramics, sands, and biocompatible materials. Our solutions span use cases across the product life cycle, from product development to mass production and aftermarket operations, and they address an array of industries, including automotive, aerospace, healthcare and dental, consumer products, heavy industry, general machinery and machine components and research and development.

Our growth strategy begins with a commitment to research and development. Since our founding in 2015, we have invested significant resources in research and development, including $10.9 million thus far in 2021, towards building an extensive portfolio of proprietary and differentiated technologies with a focus on making additive manufacturing an easy-to-use, economic and scalable solution. These technologies represent the cornerstones of our future product introductions and are critical to enhancing our existing offerings, and we have over 300 registered patents or pending patent applications. Our additive manufacturing platforms, which leverage these technologies for the production of end-use parts, enable businesses to address their specific goals through a range of solutions that span multiple price points, throughput levels and operating environments.

These platforms enable customers to adopt additive manufacturing across new applications where conventional manufacturing has customarily held cost and volume advantages by offering breakthrough print speeds, competitive part costs, accessible workflows and software, turnkey solutions, and support for over 225 qualified materials, the sale of which represent a recurring revenue stream from customers of our additive manufacturing systems in addition to system consumables and other services, such as installation, training and technical support. Across printers, parts and materials, we intend to continue investing resources to develop advances and new technologies that allow us to serve a broader customer base and reach new verticals, thereby expanding our addressable market and driving adoption of additive manufacturing for the volume production of end-use parts.

We leverage our core competencies in technology innovation and product development by marketing and selling our additive manufacturing solutions through a leading global distribution network, managed and augmented by our own internal sales and marketing teams. This distribution network covers over 60 countries around the world and is composed of sales professionals with decades of experience in digital manufacturing technologies. Similarly, in addition to manufacturing a subset of our additive manufacturing systems in-house, our internal manufacturing and supply chain teams work collaboratively with both our internal engineering department and third-party contract manufacturers to scale up initial prototypes for commercialization and volume commercial shipments. Together, our distribution network and manufacturing approach allow us to produce, sell and service our products at-scale in global markets and creates substantial operating leverage as we execute our strategy.

Operating Results

For the three months ended March 31, 2021, we recognized revenues of $11.3 million and used cash in operating activities of $41.1 million, and we ended the period with $572.2 million of cash, cash equivalents, and short-term investments. We incurred a net loss of $59.1 million for the three months ended March 31, 2021. In December 2020, we completed the Business Combination, receiving $534.6 million net cash proceeds, and during the first three months of 2021, the public warrants were exercised, generating $170.7 million of net cash proceeds, both of which we expect to support our operations and investments in the near term. As of March 31, 2021, we had $416.4 million in cash and cash equivalents, $155.8 million in short-term liquid investments, and current liabilities of $37.5 million.

Recent Developments

EnvisionTEC Acquisition

On February 16, 2021, pursuant to the Purchase Agreement and Plan of Merger dated January 14, 2021, we consummated the EnvisionTEC Acquisition. We paid $143.8 million in cash and issued 5,036,142 Class A common shares with a fair value of $159.8 million as of the close of business on the acquisition date. In connection with the transaction, the Company also agreed to grant restricted stock awards totaling 475,848 shares of the Company’s Common Stock to key EnvisionTEC employees. As of March 31, 2021, the Company has not completed the grant of restricted stock awards.

Desktop Health

On March 15, 2021, we announced the launch of Desktop Health, a new business focused on accelerating the growth of additive manufacturing solutions for dental, orthodontic, otolaryngology and dermatology applications. Enabled by Desktop Metal's proprietary technology infrastructure for end-use parts production, including high-speed photopolymer, metal binder jetting and bioprinting additive manufacturing technologies combined with an extensive library of advanced materials, Desktop Health's mission is to create advanced, patient-specific solutions in the medical field.

Trine Warrants

On April 12, 2021, the Staff of the SEC issued the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Staff Statement”). The Staff Statement discussed “certain features of warrants issued in SPAC transactions” that “may be common across many entities.” The Staff Statement indicated that when one or more of such features is included in a warrant, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.” The Company has concluded that the Private Placement Warrants are to be classified as a liability measured at fair value on the Company’s consolidated balance sheet upon the Business Combination on December 9, 2020, with subsequent changes in fair value reported in our statement of operations each reporting period. As of March 31, 2021, all Private Placement Warrants were exercised and there was no outstanding warrant liability.

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

Key Factors Affecting Operating Results

We believe that our performance and future success depend on many factors that present significant opportunities for us, but also pose risks and challenges, including those discussed below and in “Risk Factors” section of this Quarterly Report on Form 10-Q.

Commercial Launch of Products

Several of our products began commercial shipments in late 2020 and early 2021, with more in the late stages of development and scheduled to begin commercial shipments in 2021. Prior to commercialization, we must complete final testing and manufacturing ramp-up of these products at our third-party contract manufacturers. Any delays in successful completion of these steps may impact our ability to generate revenue from these products.

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

Pricing, Product Cost and Margins

Our comprehensive portfolio of additive manufacturing solutions spans multiple price points, materials, throughput levels, operating environments and technologies to enable customers to find the solution that achieves their specific goals. We also expect to commercialize additional previously announced products over the course of 2021. Pricing for these products may vary by region due to market‑specific supply and demand dynamics and product lifecycles, and sales of certain products have, or are expected to have, higher gross margins than others. As a result, our financial performance depends, in part, on the mix of products we sell during a given period. In addition, we are subject to price competition, and our ability to compete in key markets will depend on the success of our investments in new technologies and cost improvements as well as our ability to efficiently and reliability introduce cost‑effective additive manufacturing solutions for our customers.

Continued Investment and Innovation

We believe that we are a leader in mass production and turnkey additive manufacturing solutions, offering breakthrough technologies that enable high throughput and ease‑of‑use through our broad product portfolio. Our performance is significantly dependent on the investment we make in our research and development efforts and on our ability to be at the forefront of the additive manufacturing industry. It is essential that we continually identify and respond to rapidly evolving customer requirements, develop and introduce innovative new products, enhance existing products and generate customer demand for our solutions. We believe that investment in our additive manufacturing solutions will contribute to long‑term revenue growth, but it may adversely affect our near‑term profitability.

Results of Operations

Comparison of the three months ended March 31, 2021 and March 31, 2020

Revenue

The following table presents the revenue of each of our revenue streams, as well as the percentage of total revenue and change from the prior year.

	For the Three Months Ended March 31,
	2021		2020		Change in Revenues
(Dollars in thousands)	Revenue	% of Total	Revenue	% of Total	$	%
Products Revenue	$10,311	91%	$2,694	80%	$7,617	283%
Services Revenue	1,002	9%	691	20%	311	45%
Total Revenue	$11,313	100%	$3,385	100%	$7,928	234%

Total revenue for the three months ended March 31, 2021 and 2020 was $11.3 million and $3.4 million, respectively, an increase of $7.9 million, or 234%. The increase in total revenue was attributable to an increase in revenue from both products and services.

We sold more products during the three months ended March 31, 2021 as compared to three months ended March 31, 2020, leading to an approximately 283% increase in product revenue. This was primarily due to product revenue from EnvisionTEC following the close of this acquisition. Additionally, we shipped more units during the first quarter of 2021 compared to the first quarter of 2020. For the three months ended March 31, 2020, we experienced decreased customer demand and longer sales cycles resulting from the COVID-19 pandemic. Additionally, as a result of customer facilities closures associated with the COVID-19 pandemic, we experienced delays in shipments and installation as well as decreased utilization of our installed products, leading to a decrease in sales of consumable materials.

Services revenue increased during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily due to an increase in support and installation revenue from increased shipments during the period.

The following table presents revenue by geographic region, as well as the percentage of total revenue and change from the prior period.

	For the Three Months Ended March 31,
	2021		2020		Change in Revenues
(Dollars in thousands)	Revenue	% of Total	Revenue	% of Total	$	%
Americas	$6,559	58%	$1,229	36%	$5,330	434%
EMEA (Europe, the Middle East and Africa)	2,741	24%	1,851	55%	890	48%
APAC (Asia‑Pacific)	2,013	18%	305	9%	1,708	560%
Total Revenue	$11,313	100%	$3,385	100%	$7,928	234%

Total revenue increased due to increased product sales in the Americas, EMEA and APAC regions driven by acquisition of EnvisionTEC, diversification in our product mix, and increased customer demand during the period ended March 31, 2021. Customer demand was lower during the three months ended March 31, 2020 as a result of the COVID-19 pandemic.

Cost of Sales

Total cost of sales during March 31, 2021 and 2020 was $11.9 million and $6.2 million, respectively, an increase of $5.7 million or 92%. The increase in total cost of sales was driven primarily by an increase in product cost of sales, which resulted from greater product sales. Additionally, costs of sales increased $1.1 million due to amortization from intangible assets acquired in the EnvisionTEC acquisition that is included in cost of sales.

Gross Loss and Gross Margin

The following table presents gross loss by revenue stream, as well as change in gross loss dollars from the prior period.

	For the Three
	Months Ended
	March 31,		Change in Gross
	2021	2020	Profit

(Dollars in thousands)	Gross Profit (Loss)		$	%
Products	$(176)	$(2,347)	$2,171	93%
Services	(411)	(472)	61	13%
Total	$(587)	$(2,819)	$2,232	79%

Total gross loss during the three months ended March 31, 2021 and 2020 was $0.6 million and $2.8 million, respectively. The decrease in gross loss of $2.2 million is driven by the EnvisionTEC acquisition, as well as our more diverse product mix sold during the three months ended March 31, 2021, compared to only one product shipping during the three months ended March 31, 2020. Negative gross profit during these periods was the result of higher system costs than selling price, primarily driven by a combination of small purchase quantities for systems and consumables from our third-party contract manufacturers, resulting in higher costs, and the selection of suppliers influenced by time-to-market considerations instead of cost considerations.

The following table presents gross margin by revenue stream, as well as the change in gross margin from the prior period.

	For the Three
	Months Ended		Change in Gross
	March 31,		Margin
	2021	2020	Percentage

(Dollars in thousands)	Gross Margin		Points	%
Products	(2)%	(87)%	0.85	98%
Services	(41)%	(68)%	0.27	40%
Total	(5)%	(83)%	0.78	94%

Total gross margin for three months ended March 31, 2021 and 2020 was (5)% and (83)%, respectively. The increase in total gross margin was primarily due to the increase in gross margin from our product revenue, which resulted from a lower product cost for units shipped in the three months ended March 31, 2021 as compared to three months ended March 31, 2020.

Research and Development

Research and development expenses during the three months ended March 31, 2021 and 2020 were $10.9 million and $12.3 million, respectively, a decrease of $1.4 million, or 11%. The decrease in research and development expenses was primarily due to a $1.0 million decrease in engineering consulting and prototyping costs related to the maturation of our product development efforts. Additionally, compensation costs decreased $0.5 million as a result of a reduction in headcount due to the COVID-19 pandemic.

Sales and Marketing

Sales and marketing expenses during the three months ended March 31, 2021 and 2020 were $5.4 million and $4.5 million, respectively, an increase of $0.9 million, or 20%. The increase in sales and marketing expenses was primarily due to increased expense related to EnvisionTEC, partially offset by a reduction in tradeshow and related travel expenses and marketing headcount during the three months ended March 31, 2021 due to the COVID-19 pandemic.

General and Administrative

General and administrative expenses during the three months ended March 31, 2021 and 2020 were $13.8 million and $2.6 million, respectively, an increase of $11.2 million, or 431%. The increase in general and administrative expenses was primarily due to an increase of $7.5 million of professional fees incurred as a result of merger and acquisition activity and costs related to operating as a public company. Additionally, compensation costs increased by $1.5 million, related to hiring to support public company requirements.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability during the three months ended March 31, 2021, and 2020, were a $56.6 million loss and $0, respectively. The decrease in fair value is the result of the remeasurement of the Private Placement Warrant liability prior to the cashless exercise of the Private Placement Warrants. The warrant liability increased $56.6 million as a result of the remeasurement, which resulted in the $56.6 million loss. As of March 31, 2021, all Private Placement Warrants were exercised and there was no outstanding warrant liability.

Interest Expense

Interest expense during the three months ended March 31, 2021 and 2020 was $0.1 million in both periods.

Interest and Other Income, Net

Interest and other income, net during the three months ended March 31, 2021 and 2020 and was $0.4 million and $0.6 million, respectively, a decrease of $0.2 million, or 33%. Interest income decreased primarily due to a decrease in cash available for investment.

Income Taxes

We recorded an income tax benefit of $27.9 million during the three months ended March 31, 2021 compared to no provision for the three months ended March 31, 2020. The increase was due to the partial release of the valuation allowance related to the deferred tax liability acquired in the EnvisionTEC acquisition.

We have provided a valuation allowance for all of our deferred tax assets as a result of our historical net losses in the jurisdictions in which we operate, except for Germany. We continue to assess our future taxable income by jurisdiction based on our recent historical operating results, the expected timing of reversal of temporary differences, various tax planning strategies that we may be able to enact in future periods, the impact of potential operating changes on our business and our forecast results from operations in future periods based on available information at the end of each reporting period. To the extent that we are able to reach the conclusion that deferred tax assets are realizable based on any combination of the above factors in a single, or multiple, taxing jurisdictions, a reversal of the related portion of our existing valuation allowances may occur.

Non-GAAP Financial Information

In addition to our results determined in accordance with GAAP, we believe the below non-GAAP financial measures are useful in evaluating our operational performance. We use this non-GAAP financial information to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that this non-GAAP financial information, when taken collectively, may be helpful to investors in assessing our operating performance.

The non-GAAP financial information excludes, as applicable, stock-based compensation expense, amortization of acquired intangible assets included in cost of sales, acquisition-related and other transactional charges included in general and administrative expense, and change in fair value of warrant liability. These items are normally included in the comparable measures calculated and presented in accordance with GAAP. Our management excludes these items when evaluating our ongoing performance and/or evaluating earnings potential, and therefore excludes them when presenting non-GAAP financial measures. Management uses non-GAAP financial measures to supplement our GAAP results.

Stock-based compensation is a non-cash expense relating to stock-based awards issued to executive officers, employees, and outside directors, consisting of options and restricted stock units. We exclude this expense because it is a non-cash expense and we assess our internal operations excluding this expense and believe it facilitates comparisons to the performance of other companies in our industry.

Amortization of acquired intangible assets is a non-cash expense that is impacted by the timing and magnitude of our acquisitions. We believe the assessment of our operations excluding these costs is relevant to our assessment of internal operations and to comparisons with the performance of other companies in our industry.

Acquisition-related and other transactional charges included in general and administrative expenses are direct costs related to potential and completed acquisitions, including transaction fees, due diligence costs, severance, professional fees, and integration activities. Other transactional charges include third-party costs related to structuring unusual transactions. The occurrence and amount of these costs will vary depending on the timing and size of acquisitions. We believe excluding acquisition-related costs facilitates the comparison of our financial results to our historical operating results and to other companies in our industry.

Change in fair value of warrant liability is a non-cash gain or loss impacted by the fair value of the Private Placement Warrants. We believe the assessment of our operations excluding this activity is relevant to our assessment of internal operations and to comparisons with the performance of other companies in our industry.

We use the below non-GAAP financial measures, and we believe that they assist our investors, to make period-to-period comparisons of our operational performance because they provide a view of our operating results without items that are not, in our view, indicative of our core operating results. We believe that these non-GAAP financial measures help illustrate underlying trends in our business, and we use the measures to establish budgets and operational goals for managing our business and evaluating our performance. We believe that providing non-GAAP financial measures also affords investors a view of our operating results that may be more easily compared to the results of other companies in our industry that use similar financial measures to supplement their GAAP results.

The items excluded from the non-GAAP financial measures often have a material impact on our financial results and such items often recur. Accordingly, the non-GAAP financial measures included in this Quarterly Report on Form 10-Q should be considered in addition to, and not as a substitute for, the comparable measures prepared in accordance with GAAP. The following tables reconcile each of these non-GAAP financial measures to its most closely comparable GAAP measure in our financial statements:

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
GAAP gross margin	$(587)	$(2,819)
Stock-based compensation included in cost of sales	117	100
Amortization of acquired intangible assets included in cost of sales	1,091	—
Non-GAAP gross margin	$621	$(2,719)

GAAP operating loss	$(30,740)	$(22,278)
Stock-based compensation	2,217	1,259
Amortization of acquired intangible assets included in cost of sales	1,091	—
Amortization of acquired intangibles assets	1,208	164
Acquisition-related and other transactional charges included in general and administrative expenses	4,984	—
Non-GAAP operating loss	$(21,240)	$(20,855)

GAAP net loss	$(59,108)	$(21,804)
Stock-based compensation	2,217	1,259
Amortization of acquired intangible assets included in cost of sales	1,091	—
Amortization of acquired intangibles assets	1,208	164
Acquisition-related and other transactional charges included in general and administrative expenses	4,984	—
Change in fair value of warrant liability	56,576	—
Non-GAAP net loss	$6,968	$(20,381)

We define “EBITDA” as net loss plus net interest income, provision for income taxes, depreciation and amortization expense.

We define “Adjusted EBITDA” as EBITDA adjusted for change in fair value of warrant liability, stock-based compensation expense, warrant expense and transaction costs associated with acquisitions.

We believe that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends because it eliminates the effect of financing, capital expenditures, and non-cash expenses such as stock-based compensation and warrants, and provides investors with a means to compare our financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware when evaluating EBITDA and Adjusted EBITDA that we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of these measures, especially Adjusted EBITDA, may not be comparable to other similarly titled measures computed by other companies because not all companies calculate these measures in the same fashion.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA during the three months ended March 31, 2021 and 2020:

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Net loss attributable to common stockholders	$(59,108)	$(21,804)
Interest (income) expense, net	(42)	(478)
Income tax benefit	(27,920)	—
Depreciation and amortization	3,892	2,321
EBITDA	(83,178)	(19,961)
Change in fair value of warrant liability	56,576	—
Stock compensation expense	2,217	1,259
Warrant expense	—	139
Transaction costs associated with acquisitions	4,984	—
Adjusted EBITDA	$(19,401)	$(18,563)

Liquidity and Capital Resources

We have incurred a net loss in each of our annual periods since our inception. We incurred net losses of $59.1 million and $21.8 million during the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had $572.2 million in cash, cash equivalents, and short-term investments. As noted in the “Recent Developments” section above, we completed the Business Combination in December 2020, receiving $534.6 million net cash proceeds as a result of the transaction. Additionally, during the three months ended March 31, 2021, we received $170.7 million in net cash proceeds from the exercise of public warrants. We expect both to support our operations and investments in the near term.

Since inception, we have received cumulative net proceeds from the Business Combination and the sale of our preferred and common stock of $973.4 million to fund our operations. As of March 31, 2021, our principal sources of liquidity were our cash, cash equivalents, and short-term investments of $572.2 million which are principally invested in money market funds and fixed income instruments.

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

In April 2020, we received loan proceeds in the amount of approximately $5.4 million under the Paycheck Protection Program, or the “PPP”. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act, provides for loans to qualifying businesses. We repaid the loan in full on May 13, 2020.

In connection with the acquisition of EnvisionTEC, the Company acquired $1.2 million in PPP loans. Under the terms of the CARES Act, PPP loan recipients can apply for forgiveness for all or a portion of the loan which is dependent upon the Company having initially qualified for the loan. Furthermore, the loan is subject to forgiveness to the extent loan proceeds are used for payroll costs, certain rents, utilities, and mortgage interest expense. The PPP loan has a maturity date of April 3, 2022 and an interest rate of 1%. Principal and interest are payable monthly commencing on a date determined by the lender following the determination of the amount of the PPP loan to be forgiven or potentially earlier, as determined under applicable Small Business Administration rules. The outstanding borrowings may be prepaid by the Company at any time prior to maturity with no prepayment penalties. As of March 31, 2021, the short-term loan balance is $1.0 million, and the long-term balance is $0.2 million. Subsequent to March 31, 2021, we were notified that the entire loan balance has been forgiven.

We believe that our existing capital resources will be sufficient to support our operating plan and cash commitments for at least the next 12 months. As of March 31, 2021, we had $416.4 million in cash and cash equivalents, and $155.8 million in short-term liquid investments. This liquid asset balance significantly exceeds our current liabilities of $39.4 million as of the same date. If we anticipate that our actual results will differ from our operating plan, we believe we have sufficient capabilities to enact cost savings measures to preserve capital.

We expect net losses to continue in connection with our ongoing activities, particularly as we continue to invest in commercialization and new product development. Additionally, we may engage in future acquisitions which may require additional capital.

Cash Flows

Since inception, we have primarily used proceeds from the Business Combination, issuances of preferred stock and debt instruments to fund our operations. The following table sets forth a summary of cash flows for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
Net cash used in operating activities	$(41,129)	$(22,434)
Net cash used in investing activities	(182,053)	30,680
Net cash provided by financing activities	157,195	132
Net change in cash, cash equivalents, and restricted cash	$(65,987)	$8,378

Operating Activities

Net cash used in operating activities was $41.1 million for the three months ended March 31, 2021, primarily consisting of $59.1 million of net losses, adjusted for non-cash items, which primarily included loss on change in fair value of warrant liability of $56.6 million, depreciation and amortization expense of $3.9 million and stock-based compensation expense of $2.2 million, as well as a $17.2 million increase in cash consumed by working capital. The increase in cash consumed by working capital was primarily driven by an increase in certain assets including inventory and prepaid expenses and other current assets, alongside a decrease in certain liabilities including accounts payable, accrued expenses and other current liabilities, and customer deposits. This increase in cash consumed by working capital was partially offset by an increase in certain liabilities customer deposits.

Net cash used in operating activities was $22.4 million for the three months ended March 31, 2020, primarily consisting of $21.8 million of net losses, adjusted for certain non-cash items, which primarily included depreciation and amortization expense of $2.3 million and stock-based compensation expense of $1.3 million, as well as a $4.1 million increase in cash consumed by working capital. The increase in cash consumed by working capital was primarily driven by an increase in certain assets including inventory alongside a decrease in certain liabilities including accounts payable, accrued expenses and other current liabilities, and deferred revenue. This increase in cash consumed by working capital was partially offset by a decrease in certain assets including accounts receivable and prepaid expenses and other current assets and an increase in certain liabilities including customer deposits.

The majority of our inventory consists of finished goods. Inventory balances may fluctuate during cycles of new product launch, commercialization and planned growth of production and sales of products.

Investing Activities

Net cash used in investing activities was $182.1 million for the three months ended March 31, 2021, primarily consisting of $137.6 million net cash paid to acquire EnvisionTEC, and purchases of marketable securities of $92.4 million, offset by proceeds from sales and maturities of marketable securities of $48.2 million. We purchased $0.3 million of property and equipment.

Net cash used in investing activities was $30.7 million for the three months ended March 31, 2020, primarily consisting of purchases of marketable securities of $17.6 million, offset by proceeds from sales and maturities of marketable securities of $49.3 million, as well as purchases of property and equipment for $1.0 million.

Financing Activities

Net cash provided by financing activities was $157.2 million for the three months ended March 31, 2021, consisting primarily of proceeds from the exercise of public warrants.

Net cash provided by financing activities was $0.1 million for the three months ended December 31, 2020, consisting of proceeds from the exercise of employee stock options.

Critical Accounting Policies and Significant Estimates

Other than as described below, there were no material changes in the first three months of 2021 to the information provided under the heading “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Business Combinations

We account for business combinations using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed be recorded at their respective estimated fair values as of the acquisition date. The excess of the fair value of the purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. While we use our best estimates and judgments, our estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. We continue to collect information and reevaluate these estimates and assumptions quarterly and record any adjustments to our preliminary estimates to goodwill provided that we are within the measurement period.

The judgments made in determining the estimated fair value assigned to the assets acquired, as well as the estimated useful life of each asset, can materially impact the consolidated statements of operations of the periods subsequent to the acquisition through depreciation and amortization, and in certain instances through impairment charges, if the asset becomes impaired in the future. In determining the estimated fair value for intangible assets, we typically utilize the income approach, which discounts the projected future net cash flow using a discount rate deemed appropriate by management that reflects the risks associated with such projected future cash flow. Significant estimates and assumptions include revenue growth rates, royalty rates, discount rates, and tax amortization benefit. Determining the useful life of an intangible asset also requires judgment, as different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and do not utilize any “structured debt,” “special purpose” or similar unconsolidated entities for liquidity or financing purposes.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is included in “Note 2. Summary of Significant Accounting Policies” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks from fluctuations in interest rates, which may adversely affect our results of operations and financial condition. We seek to minimize these risks through regular operating and financing activities and, if we consider it to be appropriate, through the use of derivative financial instruments. We do not purchase, hold or sell derivative financial instruments for trading or speculative purposes. Additional information on our variable rate debt is included in “Note 13. Debt” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Interest Rate Risk

We have exposure to interest rate risk from our variable rate debt. We do not hedge our exposure to changes in interest rates. At March 31, 2021, we had $10 million in variable rate debt outstanding. A 10% change in interest rates would have an immaterial impact on annualized interest expense.

Item 4. Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act is recorded, processed, summarized and reported as and when required.

Notwithstanding these material weaknesses noted above, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America.

Changes in Internal Control Over Financial Reporting

On February 16, 2021, we completed the acquisition of EnvisionTEC. We are in the process of integrating EnvisionTEC into our system of internal control over financial reporting. Except for the material weaknesses noted above and the acquisition of EnvisionTEC, there were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time subject to various claims, lawsuits and other legal and administrative proceedings arising in the ordinary course of business. Some of these claims, lawsuits and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions or relief. We recognize provisions for claims or pending litigation when we determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertain nature of litigation, the ultimate outcome or actual cost of settlement may materially vary from estimates. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any current legal proceedings will have a material adverse impact on the Company’s condensed consolidated financial statements.

Item 1A. Risk Factors

Summary of Risk Factors

Our business is subject to numerous risks. Below is a summary of the principal factors that could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found under the heading “Risk Factors” immediately following this section and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the SEC, before making an investment decision regarding our Class A common stock.

•	We are an early-stage company with a history of losses. We have not been profitable historically and may not achieve or maintain profitability in the future.
•

As part of our growth strategy, we intend to acquire or make investments in other businesses, patents, technologies, products or services. Our efforts to do so, or our failure to do so successfully could disrupt our business and have an adverse impact on our financial condition.

•	We may experience difficulties in integrating the operations of acquired companies into our business and in realizing the expected benefits of these acquisitions.
•	We may experience significant delays in the design, production and launch of our additive manufacturing solutions, and we may be unable to successfully commercialize products on our planned timelines.

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

Risk Factors

Our business is subject to numerous risks. You should carefully consider the risks and uncertainties described below and the other information in this Quarterly Report on Form 10-Q before making an investment decision regarding our Class A common stock. Our business, financial condition, results of operations, or prospects could be materially and adversely affected if any of these risks occurs, and as a result, the market price of our Class A common stock could decline, and you could lose all or part of your investment. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below.

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

In addition, as a public company, we incur significant additional legal, accounting and other expenses that we did not incur as a private company. These increased expenditures may make it harder for us to achieve and maintain future profitability. Revenue growth and growth in our customer base may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. While we have generated revenue in the past, we have only recently begun commercial shipments of several of our announced additive manufacturing solutions, some of which are expected to generate a substantial portion of our revenue going forward, and it is difficult for us to predict our future operating results. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Quarterly Report on Form 10-Q, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. As a result, our losses may be larger than anticipated, we may incur significant losses for the foreseeable future, and we may not achieve profitability when expected, or at all, and even if we do, we may not be able to maintain or increase profitability. Furthermore, if our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from our investment in acquiring customers or expanding our operations, this could have a material adverse effect on our business, financial condition and results of operations.

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

Due to the foregoing factors, and the other risks discussed in this Quarterly Report on Form 10-Q, you should not rely on quarter-over-quarter and year-over-year comparisons of our operating results as an indicator of our future performance.

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

Risks Related to Acquisitions

As part of our growth strategy, we intend to continue to acquire or make investments in other businesses, patents, technologies, products or services. Our efforts to do so, or our failure to do so successfully, could disrupt our business and have an adverse impact on our financial condition.

As part of our business strategy, we plan to acquire or invest in other companies, patents, technologies, products or services. To the extent we seek to grow our business through acquisitions, we may not be able to successfully identify attractive acquisition opportunities or consummate any such acquisitions if we cannot reach an agreement on commercially favorable terms, if we lack sufficient resources to finance the transaction on our own and cannot obtain financing at a reasonable cost or if regulatory authorities prevent such transaction from being consummated. The identification of potential targets, negotiation with targets and due diligence may divert management’s attention from their day-to-day responsibilities and require the incurrence of related costs. In addition, competition for acquisitions in the markets in which we operate during recent years has increased, and may continue to increase, which may result in an increase in the costs of acquisitions or cause us to refrain from making certain acquisitions. We may not be able to complete future acquisitions on favorable terms, if at all.

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

We may experience difficulties in integrating the operations of acquired companies into our business and in realizing the expected benefits of these acquisitions.

Acquisition involve numerous risks, any of which could harm our business and negatively affect our financial condition and results of operations. The success of recent acquisitions will depend in part on our ability to realize the anticipated business opportunities from combining the operations of acquired companies with our business in an efficient and effective manner. These integration processes could take longer than anticipated and could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, employees or other third parties, or our ability to achieve the anticipated benefits of the acquisitions, and could harm our financial performance. If we are unable to successfully or timely integrate the operations of acquired companies with our business, we may incur unanticipated liabilities and be unable to realize the revenue growth, synergies and other anticipated benefits resulting from the acquisitions, and our business, results of operations and financial condition could be materially and adversely affected.

We have incurred significant costs in connection with the recent acquisitions. The substantial majority of these costs are non-recurring acquisition expenses. These non-recurring costs and expenses are reflected in the unaudited pro forma condensed combined financial information included in this Quarterly Report on Form 10-Q. We may incur additional costs in the integration of acquired companies, and may not achieve cost synergies and other benefits sufficient to offset the incremental costs of these acquisitions.

Risks Related to Our Business and Industry

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

We believe our success has depended, and continues to depend, on the efforts and talents of our senior management and other key personnel, including, in particular, our co-founder, chief executive officer, and chairman, Ric Fulop. Our executive team is critical to the management of our business and operations, as well as to the development of our strategy. Members of our senior management team may resign at any time. Our Chief Financial Officer resigned effective as of February 12, 2021 and we have appointed a new Chief Financial Officer. The loss of the services of any members of our senior management team, especially Mr. Fulop, could delay or prevent the successful implementation of our strategy or our commercialization of new applications for our systems or other products, or could otherwise adversely affect our ability to manage our company effectively and carry out our business plan. There is no assurance that if any senior executive leaves in the future, we will be able to rapidly replace him or her and transition smoothly towards his or her successor, without any adverse impact on our operations.

To support the continued growth of our business, we must also effectively recruit, hire, integrate, develop, motivate and retain additional new employees. High demand exists for senior management and other key personnel (including scientific, technical, engineering, financial and sales personnel) in the additive manufacturing industry, and there can be no assurance that we will be able to retain our current key personnel. We experience intense competition for qualified personnel. While we intend to continue to provide competitive compensation packages to attract and retain key personnel, some of our competitors for these employees have greater resources and more experience, making it difficult for us to compete successfully for key personnel. Moreover, new employees may not become as productive as we expect since we may face challenges in adequately integrating them into our workforce and culture. If we cannot attract and retain sufficiently qualified technical employees for our research product development activities, as well as experienced sales and marketing personnel, we may be unable to develop and commercialize new products or new applications for existing products. Furthermore, possible shortages of key personnel, including engineers, in the regions surrounding our Boston facility could require us to pay more to hire and retain key personnel, thereby increasing our costs. Since March 2020, we have had many employees working remotely to protect the health and safety of our employees, contractors, customers and visitors. We also shifted customer, industry and other stakeholder events to virtual-only experiences, and may similarly alter, postpone or cancel other events in the future. Given our limited history with remote operations, the long-term impacts are uncertain.

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

We may experience significant delays or obstacles to realizing the success of our newly-launched Desktop Health business line.

In March 2021, we launched our Desktop Health business, which aims to grow the market for our existing health-related materials and applications, including dental, and to identify, develop and/or commercialize other opportunities related to biocompatible materials and biofabrication. This business operates in a highly competitive space which may make it difficult for us to implement business plans and expectations and identify and realize opportunities. In addition, this business and its technology, products, materials and applications may be subject to strict regulatory requirements in the United States and other countries. The success of this business will also depend on our ability to attract, hire and retain qualified personnel, establish sales, marketing and distribution infrastructure, and establish and maintain supply and manufacturing relationships.

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

Although we take steps and incur significant costs to secure our information technology systems, including our computer systems, intranet and internet sites, email and other telecommunications and data networks, our security measures may not be effective, and our systems may be vulnerable to damage or interruption. Disruption to our information technology systems could result from power outages, computer and telecommunications failures, computer viruses, cyber-attack or other security breaches, catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, acts of war, terrorism and usage errors by our employees.

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

In addition to our results determined in accordance with GAAP, we believe certain non-GAAP measures may be useful in evaluating our operating performance. We present certain non-GAAP financial measures in this Quarterly Report on Form 10-Q and intend to continue to present certain non-GAAP financial measures in future filings with the SEC and other public statements. Any failure to accurately report and present our non-GAAP financial measures could cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock.

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

Because the additive manufacturing market is rapidly evolving, forecasts of market growth in this Quarterly Report on Form 10-Q may not be accurate.

Market opportunity estimates and growth forecasts included in this Quarterly Report on Form 10-Q are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The forecasts and estimates in this Quarterly Report on Form 10-Q relating to the expected size and growth of the markets for additive manufacturing technology and other markets in which we participate may prove to be inaccurate. Even if these markets experience the forecasted growth described in this Quarterly Report on Form 10-Q, we may not grow our business at similar rates, or at all. Our future growth is subject to many factors, including market adoption of our products, which is subject to many risks and uncertainties. Accordingly, the forecasts and estimates of market size and growth described in this Quarterly Report on Form 10-Q, including our estimates that the size of the total addressable market is expected to be approximately $146 billion in 2030, should not be taken as indicative of our future growth. In addition, these forecasts do not consider the impact of the current global COVID-19 pandemic, and we cannot assure you that these forecasts will not be materially and adversely affected as a result.

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

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012, as amended, or JOBS Act. As an emerging growth company, we may follow reduced disclosure requirements and do not have to make all of the disclosures that public companies that are not emerging growth companies do. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (b) the last day of the fiscal year following the fifth anniversary of the date of the completion of the initial public offering of Trine; (c) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended March 31, 2021, the registrant issued an aggregate of 163,228 shares of Class A common stock upon the exercise of stock options to employees and non-employees for aggregate consideration of approximately $0.2 million. These securities were issued in reliance on Rule 701 promulgated under the Securities Act or pursuant to Section 4(a)(2) of the Securities Act.

During the three months ended March 31, 2021, the registrant issued an aggregate of 13,024 shares of Class A common stock upon the vesting of restricted stock units held by employees and non-employees. These securities were issued in reliance on Rule 701 promulgated under the Securities Act or pursuant to Section 4(a)(2) of the Securities Act.

During the three months ended March 31, 2021, the registrant issued an aggregate of 56,015 shares of Class A common stock in consideration for the acquisition of Forust Corporation. These securities were issued pursuant to Section 4(a)(2) of the Securities Act.

All other issuances of unregistered securities by us during the three months ended March 31, 2021 have been included previously in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

The following table sets forth purchases of our common stock for the three months ended March 31, 2021:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
January 1, 2021 through January 31, 2021	2,241	$24.20	—	—
February 1, 2021 through February 28, 2021	—	$—	—	—
March 1, 2021 through March 31, 2021	—	$—	—	—
Total	2,241		—

(1) All of the shares were withheld from employees in satisfaction of minimum tax withholding obligations associated with the issuance of shares of Class A common stock in connection with acquisitions during the period.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

The exhibits listed in the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q and are incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Exhibit		Form	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of August 26, 2020, by and among the Company, Sparrow Merger Sub, Inc. and Legacy Desktop Metal	10-K	2.1	3/15/2021
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of September 11, 2020, by and among the Company, Sparrow Merger Sub, Inc. and Legacy Desktop Metal	10-K	2.2	3/15/2021
2.3	Purchase Agreement and Plan of Merger, dated as of January 15, 2021, by and among the Company, EnvisionTEC Merger Sub, Inc., EnvisionTEC US LLC, EnvisionTEC, Inc., Gulf Filtration Systems, Inc., 3dbiotics, Inc. and Ali El Siblani	8-K	2.1	1/15/2021
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)			*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)			*
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350			*
101.INS	XBRL Instance Document			*
101.SCH	XBRL Taxonomy Extension Schema Document			*
101.CAL	XBRL Taxonomy Calculation Linkbase Document			*
101.DEF	XBRL Taxonomy Definition Linkbase Document			*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document			*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)			*
*	Filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESKTOP METAL, INC.

Date: May 17, 2021	By:	/s/ Ric Fulop
Ric Fulop
Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2021	By:	/s/ James Haley
James Haley
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)