Form 10-Q
period 2021-06-30
Desktop Metal, Inc.
filed 2021-08-11
CIK 1754820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 9, 2021, there were 260,674,860 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DESKTOP METAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$188,199	$483,525
Short‑term investments	326,318	111,867
Accounts receivable	13,441	6,516
Inventory	25,407	9,708
Prepaid expenses and other current assets	7,078	976
Total current assets	560,443	612,592
Restricted cash	676	612
Property and equipment, net	13,228	12,160
Capitalized software, net	226	312
Goodwill	251,060	2,252
Intangible assets, net	178,860	9,102
Other noncurrent assets	12,210	4,879
Total Assets	$1,016,703	$641,909
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,214	$7,591
Customer deposits	2,829	1,480
Current portion of lease liability	1,983	868
Accrued expenses and other current liabilities	20,968	7,565
Deferred revenue	4,814	3,004
Current portion of contingent consideration	1,429	—
Current portion of long‑term debt, net of deferred financing costs	311	9,991
Total current liabilities	41,548	30,499
Warrant liability	—	93,328
Subscription agreement	474	—
Contingent consideration, net of current portion	4,655	—
Lease liability, net of current portion	3,959	2,157
Deferred tax liability	8,723	—
Total liabilities	59,359	125,984
Commitments and Contingences (Note 15)
Stockholders’ Equity
Preferred Stock, $0.0001 par value—authorized, 50,000,000 shares; no shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Common Stock, $0.0001 par value—500,000,000 shares authorized; 259,712,899 and 226,756,733 shares issued at June 30, 2021 and December 31, 2020, respectively, 259,545,731 and 224,626,597 shares outstanding at June 30, 2021 and December 31, 2020, respectively	26	23
Additional paid‑in capital	1,387,779	844,188
Accumulated deficit	(430,565)	(328,277)
Accumulated other comprehensive income (loss)	104	(9)
Total Stockholders’ Equity	957,344	515,925
Total Liabilities and Stockholders’ Equity	$1,016,703	$641,909

See notes to condensed consolidated financial statements

DESKTOP METAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues
Products	$17,560	$1,531	$27,871	$4,225
Services	1,417	658	2,419	1,349
Total revenues	18,977	2,189	30,290	5,574
Cost of sales
Products	15,490	9,372	25,977	14,413
Services	1,115	1,106	2,528	2,269
Total cost of sales	16,605	10,478	28,505	16,682
Gross profit/(loss)	2,372	(8,289)	1,785	(11,108)
Operating expenses
Research and development	15,651	9,827	26,509	22,167
Sales and marketing	10,894	2,958	16,343	7,452
General and administrative	13,142	2,964	26,988	5,589
In-process research and development assets acquired	10,400	—	10,400	—
Total operating expenses	50,087	15,749	80,240	35,208
Loss from operations	(47,715)	(24,038)	(78,455)	(46,316)
Change in fair value of warrant liability	—	—	(56,576)	—
Interest expense	(51)	(51)	(125)	(155)
Interest and other income, net	268	323	630	901
Loss before income taxes	(47,498)	(23,766)	(134,526)	(45,570)
Income tax benefit	4,318	—	32,238	—
Net loss	$(43,180)	$(23,766)	$(102,288)	$(45,570)
Net loss per share—basic and diluted	$(0.17)	$(0.15)	$(0.41)	$(0.29)
Weighted average shares outstanding, basic and diluted	255,097,905	158,124,160	246,717,400	157,186,939

See notes to condensed consolidated financial statements.

DESKTOP METAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss	(43,180)	(23,766)	$(102,288)	$(45,570)
Other comprehensive (loss) income, net of taxes:
Unrealized gain (loss) on available-for-sale marketable securities, net	(5)	132	(4)	(27)
Foreign currency translation adjustment	130	—	117	—
Total comprehensive loss, net of taxes of $0	(43,055)	(23,634)	$(102,175)	$(45,597)

See notes to condensed consolidated financial statements.

DESKTOP METAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share amounts)

	Three Months Ended June 30, 2021
					Accumulated
					Other
	Common Stock		Additional		Comprehensive	Total
	Voting		Paid‑in	Accumulated	(Loss)	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
BALANCE—April 1, 2021	252,436,919	$25	$1,326,945	$(387,385)	$(21)	$939,564
Exercise of Common Stock options	2,683,506	—	3,485	—	—	3,485
Vesting of restricted Common Stock	56,015	—	—	—	—	—
Vesting of restricted stock units	28,656	—	—	—	—	—
Repurchase of shares for employee tax withholdings	(6,931)	—	(91)	—	—	(91)
Issuance of Common Stock for acquisitions	4,013,196	1	49,141	—	—	49,142
Issuance of common stock for acquired in-process research and development	334,370	—	4,300	—	—	4,300
Stock‑based compensation expense	—	—	3,999	—	—	3,999
Net loss	—	—	—	(43,180)	—	(43,180)
Other comprehensive income (loss)	—	—	—	—	125	125
BALANCE—June 30, 2021	259,545,731	$26	$1,387,779	$(430,565)	$104	$957,344

	Six Months Ended June 30, 2021
					Accumulated
					Other
	Common Stock		Additional		Comprehensive	Total
	Voting		Paid‑in	Accumulated	(Loss)	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
BALANCE—January 1, 2021	224,626,597	$23	$844,188	$(328,277)	$(9)	$515,925
Exercise of Common Stock options	2,846,734	—	3,665	—	—	3,665
Vesting of restricted Common Stock	112,030	—	—	—	—	—
Vesting of restricted stock units	43,921	—	—	—	—	—
Repurchase of shares for employee tax withholdings	(9,172)	—	(145)	—	—	(145)
Issuance of Common Stock for acquisitions	9,049,338	1	208,988	—	—	208,989
Issuance of common stock for acquired in-process research and development	334,370	—	4,300	—	—	4,300
Stock‑based compensation expense	—	—	6,216	—	—	6,216
Vesting of Trine Founder shares	1,850,938	—	—	—	—	—
Exercise of warrants	20,690,975	2	320,567	—	—	320,569
Net loss	—	—	—	(102,288)	—	(102,288)
Other comprehensive income (loss)	—	—	—	—	113	113
BALANCE—June 30, 2021	259,545,731	$26	$1,387,779	$(430,565)	$104	$957,344

	Three Months Ended June 30, 2020
							Accumulated
							Other
	Legacy Convertible		Common Stock		Additional		Comprehensive	Total
	Preferred Stock		Voting		Paid‑in	Accumulated	(Loss)	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
BALANCE—April 1, 2020	100,038,109	$436,533	26,813,113	$3	$16,722	$(316,066)	$(84)	$(299,425)
Retroactive application of recapitalization (Note 1)	(100,038,109)	(436,533)	130,138,012	13	438,037	—	—	438,050
Adjusted balance, beginning of period	—	—	156,951,125	16	454,759	(316,066)	(84)	138,625
Exercise of Common Stock options	—	—	28,173	—	4	—	—	4
Vesting of restricted Common Stock	—	—	1,750,360	—	2	—	—	2
Stock‑based compensation expense	—	—	—	—	1,074	—	—	1,074
Common Stock warrants issued	—	—	—	—	87	—	—	87
Net loss	—	—	—	—	—	(23,766)	—	(23,766)
Other comprehensive income (loss)	—	—	—	—	—	—	132	132
BALANCE—June 30, 2020	—	$—	158,729,658	$16	$455,926	$(339,832)	$48	$116,158

	Six Months Ended June 30, 2020
							Accumulated
							Other
	Legacy Convertible		Common Stock		Additional		Comprehensive	Total
	Preferred Stock		Voting		Paid‑in	Accumulated	(Loss)	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
BALANCE—January 1, 2020	100,038,109	$436,533	26,813,113	$3	$16,722	$(294,262)	$75	$(277,462)
Retroactive application of recapitalization (Note 1)	(100,038,109)	(436,533)	128,100,821	13	436,520	—	—	436,533
Adjusted balance, beginning of period	—	—	154,913,934	16	453,242	(294,262)	75	159,071
Exercise of Common Stock options	—	—	314,809	—	136	—	—	136
Vesting of restricted Common Stock	—	—	3,500,915	—	4	—	—	4
Stock‑based compensation expense	—	—	—	—	2,333	—	—	2,333
Common Stock warrants issued	—	—	—	—	211	—	—	211
Net loss	—	—	—	—	—	(45,570)	—	(45,570)
Other comprehensive income (loss)	—	—	—	—	—	—	(27)	(27)
BALANCE—June 30, 2020	—	$—	158,729,658	$16	$455,926	$(339,832)	$48	$116,158

See notes to condensed consolidated financial statements.

DESKTOP METAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(102,288)	$(45,570)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,524	4,475
Stock‑based compensation	6,216	2,333
Change in fair value of warrant liability	56,576	—
Change in fair value of subscription agreement	474	—
Expense related to Common Stock warrants issued	—	43
Amortization (accretion) of discount on investments	1,304	—
Amortization of debt financing cost	9	10
Provision for bad debt	164	285
Acquired in-process research and development	10,400	—
(Gain) loss on disposal of property and equipment	(7)	10
Gain on investment, related to Make Composites, Inc.	—	120
Net increase in accrued interest related to marketable securities	(1,062)	—
Net unrealized (gain) loss on other investments	(517)	—
Deferred tax benefit	(32,535)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,584)	1,562
Inventory	(6,635)	(1,378)
Prepaid expenses and other current assets	(3,732)	1,033
Other assets	(170)	—
Accounts payable	(155)	(1,178)
Accrued expenses and other current liabilities	(5,119)	(1,074)
Customer deposits	(1,372)	(57)
Deferred revenue	693	(756)
Change in right of use assets and lease liabilities, net	(92)	(162)
Net cash used in operating activities	(71,908)	(40,304)
Cash flows from investing activities:
Purchases of property and equipment	(1,355)	(1,819)
Purchase of other investments	(3,620)	—
Purchase of marketable securities	(281,438)	(24,142)
Proceeds from sales and maturities of marketable securities	66,741	74,616
Cash paid to acquire in-process research and development	(6,050)	—
Cash paid for acquisitions, net of cash acquired	(161,837)	—
Net cash (used in) provided by investing activities	(387,559)	48,655
Cash flows from financing activities:
Proceeds from the exercise of stock options	3,665	135
Proceeds from the exercise of stock warrants	170,665	—
Payment of taxes related to net share settlement of upon vesting of restricted stock units	(145)	—
Proceeds from PPP loan	—	5,379
Repayment of PPP loan	—	(5,379)
Repayment of term loan	(10,000)	—
Net cash provided by financing activities	164,185	135
Net (decrease) increase in cash, cash equivalents, and restricted cash	(295,282)	8,486
Effect of exchange rate changes	20	—
Cash and cash equivalents at beginning of period	483,525	66,161
Restricted cash at beginning of period	612	612
Cash and cash equivalents at end of period	188,199	74,647
Restricted cash at end of period	676	612
Total cash, cash equivalents and restricted cash, end of period	$188,875	$75,259

	Six Months Ended June 30,
	2021	2020
Supplemental cash flow information:
Interest paid	$125	$182
Taxes paid	$150	$—

Non‑cash investing and financing activities:
Net unrealized loss on investments	$4	$—
Exercise of private placement warrants	$149,904	$—
Common Stock issued for acquisitions	$208,989	$—
Common Stock issued for acquisition of in-process research and development	$4,300	$—
Cash held back in acquisitions	$50	$—
Additions to right of use assets and lease liabilities	$852	$—
Purchase of property and equipment included in accounts payable	$—	$—
Purchase of property and equipment included in accrued expense	$33	$139
Contingent consideration in connection with acquisitions	$6	$—

See notes to condensed consolidated financial statements.

1. ORGANIZATION, NATURE OF BUSINESS, AND RISK AND UNCERTAINTIES

Organization and Nature of Business

Desktop Metal, Inc. is a Delaware corporation headquartered in Burlington, Massachusetts. The company was founded in 2015 with the mission of accelerating the transformation of manufacturing with an expansive portfolio of 3D printing solutions focused on the production of end-use parts. The Company designs, produces and distributes additive manufacturing solutions comprising hardware, software, materials, parts, and services to businesses across a variety of end markets.

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

Risks and Uncertainties

The Company is subject to a number of risks similar to those of other companies of similar size in its industry, including, but not limited to, the need for successful development of products, the need for additional funding, competition from substitute products and services from larger companies, protection of proprietary technology, patent litigation, dependence on key individuals, and risks associated with changes in information technology. The Company has financed its operations to date primarily with proceeds from the sale of preferred stock and the Business Combination. The Company’s long-term success is dependent upon its ability to successfully market its products and services; generate revenue; maintain or reduce its operating costs and expenses; meet its obligations; obtain additional capital when needed; and, ultimately, achieve profitable operations. Management believes that existing cash and investments as of June 30, 2021 will be sufficient to fund operating and capital expenditure requirements through at least twelve months from the date of issuance of these consolidated financial statements.

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

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a disease caused by a novel strain of the coronavirus (“COVID-19”) to be a pandemic. As of June 30, 2021, the impact of the COVID-19 pandemic continues to unfold and there has been uncertainty and disruption in the global economy and financial markets. The Company has considered the COVID-19 pandemic related impacts on its estimates, as appropriate, within its consolidated financial statements and there may be changes to those estimates in future periods.

The COVID-19 pandemic, as well as the response to mitigate the spread and effects of COVID-19, has impacted the Company and its customers, as well as the demand for its products and services. The impact of COVID-19 on the Company’s operational results in subsequent periods will largely depend on future developments, and cannot be accurately predicted. These developments may include, but are not limited to, new information concerning the severity of COVID-19, the degree of success of actions taken to contain or treat COVID-19 and the reactions by consumers, companies, governmental entities, and capital markets to such actions.

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the financial statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020. See the below discussion of changes to the Company’s policies for foreign currency translation, products revenue and services revenue, warranty reserve, intangible assets, asset acquisitions, and contingent consideration, due to 2021 business combinations and asset acquisitions. There have been no other changes to the Company’s significant accounting policies during the first six months of fiscal year 2021.

Foreign Currency Translation

The Company translates assets and liabilities of its foreign subsidiaries from their respective functional currencies to U.S. Dollars at the appropriate spot rates as of the balance sheet date. The functional currency of all wholly owned subsidiaries is U.S. Dollars, except for EnvisionTEC GmbH and Aerosint, for which it is Euros. The functional currency of the Company's operations outside the United States is generally the local currency of the country where the operations are located or U.S. Dollars. The results of operations are translated into U.S. Dollars at a monthly average rate, calculated using daily exchange rates.

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

Transactions in foreign currencies are recorded at the approximate rate of exchange at the transaction date. Assets and liabilities resulting from these transactions are translated at the rate of exchange in effect at the balance sheet date. All such differences are recorded in Interest and other income, net in the condensed consolidated statements of operations.

Products Revenue and Services Revenue

Products revenue include sales of the Company’s additive manufacturing systems as well as sale of related accessories and consumables. These consumables are primarily comprised of materials, which are used by the 3D printers during the printing process to produce parts, as well as replacement parts for items consumed during system operations. Certain on-device software is embedded with the hardware and sold with the product bundle and is included within product revenue. Revenue from products is recognized upon transfer of control, which is generally at the point of shipment.

Services revenue consists of installation, training, and post-installation hardware and software support, as well as various software solutions the Company offers to facilitate the operation of the Company’s products. The Company offers multiple software products, which are licensed through either a cloud-based solution and/or on-device software, depending on the product. For the cloud-based solution, the Company typically provides an annual subscription that the customer does not have the right to take possession of and is renewable at expiration. The revenue from the cloud-based solution is recognized ratably over the annual term as the Company considers the services provided under the cloud-based solution to be a series of distinct performance obligations, as the Company provides continuous daily access to the cloud solution. For on-device software subscriptions, the Company typically recognizes revenue once the customer has been given access to the software. When the Company enters into development contracts, control of the development service is transferred over time, and the related revenue is recognized as services are performed.

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

Judgement is required to determine the standalone selling price (“SSP”). The transaction price is allocated to each distinct performance obligation on a relative standalone selling price basis and revenue is recognized for each performance obligation when control has passed. In most cases, the Company is able to establish SSP based on historical transaction data of the observable prices of hardware products and consumables sold separately in comparable circumstances to similar customers, observable renewal rates for software and post-installation support, and the Company’s best estimate of the selling price at which the Company would have sold the product regularly on a stand-alone basis for training and installation. The Company reassesses the SSP on a periodic basis or when facts and circumstances change.

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

Asset Acquisitions

Acquisitions of assets or a group of assets that do not meet the definition of a business are accounted for as asset acquisitions using the cost accumulation method, whereby the cost of the acquisition, including certain transaction costs, is allocated to the assets acquired on the basis of relative fair values. No goodwill is recognized in an asset acquisition. Intangible assets that are acquired in an asset acquisition for use in research and development activities which have an alternative future use are capitalized as in-process research and development (“IPR&D”). Acquired IPR&D which has no alternative future use is recorded as research and development expense at acquisition.

Contingent Consideration

Contingent consideration represents potential future payments that the Company may be required to pay in the event negotiated milestones are met in connection with a business acquisition. Contingent consideration is recorded as a liability at the date of acquisition at fair value. The fair value of contingent consideration related to revenue metrics is estimated using a Monte Carlo simulation in a risk-neutral framework. Under this approach, the value of contingent consideration related to revenue metrics is calculated as the average present value of contingent consideration payments over all simulated paths. The fair value of contingent consideration related to technical developments is estimated using a scenario-based approach, which is a special case of the income approach that uses several possible future scenarios. Under this approach, the value of the technical milestone payment is calculated as the probability-weighted payment across all scenarios. Significant increases or decreases in any of the probabilities of success or changes in expected timelines for achievement of any of the revenue or technical milestones could result in a significantly higher or lower fair value of the contingent consideration liability. The fair value of the contingent consideration at each reporting date is updated by reflecting the changes in fair value reflected within research and development expenses in the Company’s condensed consolidated statements of operations.

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

3. ACQUISITIONS

2021 Acquisitions

Acquisition of EnvisionTEC

On February 16, 2021, the Company acquired EnvisionTEC US, LLC and its subsidiaries (“EnvisionTEC”) pursuant to a Purchase Agreement and Plan of Merger dated January 15, 2021. This acquisition adds a comprehensive portfolio in additive manufacturing across metals, polymers and composites and grow distribution channels both in quantity and through the addition of a vertically-focused channel. The Company paid consideration of $143.8 million in cash and issued 5,036,142 shares of the Company’s Common Stock with a fair value of $159.8 million as of the close of business on the transaction date.

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

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed (in thousands):

At February 16, 2021
Assets acquired:
Cash and cash equivalents	$859
Restricted cash	5,004
Accounts receivable	2,982
Inventory	8,852
Prepaid expenses and other current assets	1,081
Restricted cash - noncurrent	285
Property and equipment	1,440
Intangible assets	137,300
Other noncurrent assets	1,801
Total assets acquired	$159,604
Liabilities assumed:
Accounts payable	$1,443
Customer deposits	2,461
Current portion of lease liability	605
Accrued expenses and other current liabilities	13,711
Liability for income taxes	480
Deferred revenue	300
Current portion of long-term debt	898
Long-term debt	285
Deferred tax liability	32,966
Lease liability, net of current portion	1,189
Total liabilities assumed	$54,338
Net assets acquired	$105,266

Goodwill	$198,369

The estimated useful lives of the identifiable intangible assets acquired is as follows:

	Gross Value	Estimated Life
Acquired technology	$77,800	7 – 12 years
Trade name	8,600	13 years
Customer relationships	50,900	10 years
Total intangible assets	$137,300

The goodwill resulting from the purchase price allocation is attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset) and the expected synergistic benefits of expanding the combined companies’ target markets both geographically and across industries. $36.6 million of the goodwill recognized is deductible for income tax purposes. The Company incurred $4.8 million of acquisition-related and other transactional charges, including integration costs, related to this acquisition, which are included in general and administrative expenses in the condensed consolidated statements of operations.

EnvisionTEC’s results are included in the Company’s consolidated results for the period from February 16, 2021 to June 30, 2021. For this period, EnvisionTEC’s net revenues were approximately $15.7 million and net loss was approximately $4.8 million.

Acquisition of Adaptive 3D

On May 7, 2021, the Company acquired Adaptive 3D Holdings, Inc. and its affiliates (“Adaptive 3D”) pursuant to a Purchase Agreement and Plan of Merger dated as of May 7, 2021. This acquisition expands the Company’s materials library to include photopolymer elastomers. The total purchase price is $61.8 million, consisting of $24.1 million paid in cash and 3,133,276 shares of the Company’s Common Stock with a fair value of $37.7 million as of the close of business on the transaction date.

The acquisition is accounted for as a business combination using the acquisition method of accounting. The total purchase price was allocated to the identifiable assets acquired and liabilities assumed based on the Company’s preliminary estimates of their fair values on the acquisition date. The fair values assigned to Adaptive 3D’s tangible and intangible assets and liabilities assumed, and the related deferred tax assets and liabilities, are considered preliminary and are based on the information available at the date of the acquisition.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed (in thousands):

At May 7, 2021
Assets acquired:
Cash and cash equivalents	$2,852
Restricted cash	4,046
Accounts receivable	504
Inventory	305
Prepaid expenses and other current assets	462
Property and equipment	558
Intangible assets	27,300
Other noncurrent assets	654
Total assets acquired	$36,681
Liabilities assumed:
Accounts payable	$280
Customer deposits
Current portion of lease liability	151
Accrued expenses and other current liabilities	4,146
PPP loan payable	311
Deferred revenue	12
Lease liability, net of current portion	502
Deferred tax liability	4,768
Total liabilities assumed	10,170
Net assets acquired	$26,511

Goodwill	$35,265

The estimated useful lives of the identifiable intangible assets acquired is as follows:

	Gross Value	Estimated Life
Acquired technology	$27,000	14 years
Trade name	300	5 years
Total intangible assets	$27,300

The goodwill resulting from the purchase price allocation is attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset) and the expected synergistic benefits of expanding the combined companies’ target markets both geographically and across industries. The goodwill recognized is not deductible for income tax purposes. The Company incurred $0.3 million of acquisition-related and other transactional charges, including integration costs, related to this acquisition, which are included in general and administrative expenses in the condensed consolidated statements of operations.

Adaptive 3D’s results are included in the Company’s consolidated results for the period from May 7, 2021 to June 30, 2021. For this period, Adaptive 3D’s revenues were approximately $0.3 million, and its net loss was approximately $0.7 million.

Acquisition of Aerosint

On June 24, 2021, the Company entered into a Share Purchase Agreement with DM Belgium BV/SRL, Aerosint SA, the sellers named therein and representatives of such sellers (collectively “Aerosint”), pursuant to which the Company acquired all outstanding securities of Aerosint. Through this acquisition, the Company expands its portfolio of technologies with the addition of multi-material printing capabilities. The total purchase price is $17.7 million, consisting of $6.2 million paid in cash and 879,922 shares of the Company’s Common Stock with a fair value of $11.5 million as of the close of business on the transaction date. Additionally, the Company may be required to pay contingent consideration based on the achievement of revenue metrics and technical milestones over the three-year period following the transaction date, with a fair value of $6.1 million as of the transaction date.

The acquisition is accounted for as a business combination using the acquisition method of accounting. The total purchase price was allocated to the identifiable assets acquired and liabilities assumed based on the Company’s preliminary estimates of their fair values on the acquisition date. The fair values assigned to Aerosint’s tangible and intangible assets and liabilities assumed, and the related deferred tax assets and liabilities, are considered preliminary and are based on the information available at the date of the acquisition. The Company is in the process of finalizing its purchase price allocation, and the tax basis of the assets and liabilities acquired. This may result in potential adjustments to the carrying value of the respective recorded assets and liabilities, establishment of certain intangible assets, revisions of useful lives of intangible assets, establishment of potential acquisition contingencies, and the determination of any residual amount that will be allocated to goodwill. Adjustments that impact the deferred tax liability recorded in the business combination could result in an increase or decrease in the Company’s recorded valuation allowance that will be recognized in the accompanying statement of operations.

The Aerosint Acquisition included contingent consideration related to revenue metrics and technical milestones, of which $1.4 million is expected to be paid out over the next twelve months and is therefore classified as a current liability. The Company will pay up to $5.5 million of contingent consideration based on stated revenue metric, which has a fair value of $4.6 million as of the date of acquisition and as of June 30, 2021. If Aerosint reaches certain product mass production technical milestones, the Company will pay out a maximum of $2.0 million in contingent consideration, which has a fair value of $1.5 million as of the date of acquisition and as of June 30, 2021. As of the date of acquisition and as of June 30, 2021, $1.4 million of contingent consideration is recorded in current portion of contingent consideration in the consolidated balance sheet, and the remaining $4.7 million is recorded in contingent consideration, net of current portion in the condensed consolidated balance sheets.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed (in thousands):

At June 24, 2021
Assets acquired:
Cash and cash equivalents	$419
Accounts receivable	34
Inventory	166
Prepaid expenses and other current assets	697
Property and equipment	369
Intangible assets	11,726
Other noncurrent assets	336
Total assets acquired	$13,747
Liabilities assumed:
Accounts payable	$58
Customer deposits	283
Current portion of lease liability	100
Accrued expenses and other current liabilities	169
Deferred revenue	810
Current portion of contingent consideration	1,429
Lease liability, net of current portion	226
Contingent consideration, net of current portion	4,655
Deferred tax liability	3,524
Total liabilities assumed	$11,254
Net assets acquired	$2,493

Goodwill	$15,174

The estimated useful lives of the identifiable intangible assets acquired is as follows:

	Gross Value	Estimated Life
Acquired technology	$11,547	11.5 years
Trade name	179	4.5 years
Total intangible assets	$11,726

The goodwill resulting from the purchase price allocation is attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset) and the expected synergistic benefits of expanding the combined companies’ target markets both geographically and across industries. The goodwill recognized is not deductible for income tax purposes. The Company incurred $0.9 million of acquisition-related and other transactional charges, including integration costs, related to this acquisition, which are included in general and administrative expenses in the condensed consolidated statements of operations.

Aerosint’s results are included in the Company’s consolidated results for the period from June 24, 2021 to June 30, 2021. For this period, Aerosint’s revenues and net loss were immaterial.

Pro Forma Information

The following pro forma financial information is based on the historical financial statements of the Company and presents the Company’s results as if the acquisitions of EnvisionTEC, Adaptive 3D and Aerosint had occurred on January 1, 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Net revenues	$34,883	$28,974
Net income (loss)	$(108,357)	$(53,497)

The pro forma financial information was computed by combining the historical financial information of the Company and EnvisionTEC, Adaptive 3D and Aerosint along with the effects of the acquisition method of accounting for business combinations as though the companies were combined on January 1, 2020. The pro forma information does not reflect the potential benefits of cost and funding synergies, opportunities to earn additional revenues, or other factors, and therefore does not represent what the actual net revenues and net income (loss) would have been had the companies been combined as of this date.

2021 Asset Acquisition

Acquisition of Beacon Bio

On June 10, 2021, the Company acquired Beacon Bio, Inc. (“Beacon Bio”) pursuant to a Stock Purchase Agreement. The purchase price consisted of cash consideration of $6.1 million, including transaction costs of $0.2 million, and 334,370 shares of Common Stock with a fair value of $4.3 million as of the close of business on the transaction date. The cash consideration includes a simple agreement for future equity investment of $1.0 million made by the Company in advance of the acquisition that was settled in the acquisition. Beacon Bio is engaged in research and development of PhonoGraft technology. The Company concluded the arrangement did not result in the acquisition of a business, as substantially all of the fair value of the gross assets acquired was concentrated in in-process research and development for which there was no alternative future use. Therefore, the Company accounted for the arrangement as an asset acquisition. In connection with the acquisition, the Company issued additional restricted stock units to retain research and development employees and contractors of Beacon Bio through the expected term to complete the development, which vest over a service period of 3 years and are accounted for as post-combination expense.

The acquired in-process research and development asset consists of a license to commercialize the PhonoGraft technology. Due to the stage of development of this license at the date of the acquisition, significant research, development, and risk remained, and it was not yet probable that there was future economic benefit from this asset. Absent successful clinical results and regulatory approval for this asset, there was no alternative future use associated with this asset. Accordingly, the value of the asset was expensed in the condensed consolidated statements of operations and no deferred tax liability has been recorded.

2020 Acquisition

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

4. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company’s cash equivalents and short-term investments are invested in the following (in thousands):

June 30, 2021	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$180,998	$—	$—	$180,998
Total cash equivalents	180,998	—	—	180,998
Commercial paper	159,591	—	—	159,591
Corporate bonds	104,758	9	(12)	104,755
Government bonds	36,736	1	(9)	36,728
Asset-backed securities	25,246	1	(3)	25,244
Total short-term investments	326,331	11	(24)	326,318
Total cash equivalents and short-term investments	$507,329	$11	$(24)	$507,316

December 31, 2020	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$75,374	$—	$—	$75,374
Money market funds	407,512	—	—	407,512
Total cash equivalents	482,886	—	—	482,886
U.S. Treasury securities	19,995	2	—	19,997
Commercial paper	43,911	—	—	43,911
Corporate bonds	47,970	—	(11)	47,959
Total short-term investments	111,876	2	(11)	111,867
Total cash equivalents and short-term investments	$594,762	$2	$(11)	$594,753

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

The following fair value hierarchy table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the inputs the Company utilized to determine such fair value (in thousands):

	June 30, 2021
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Items	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$180,998	$—	$—	$180,998
Commercial paper	—	159,591	—	159,591
Corporate bonds	—	104,755	—	104,755
Government bonds	—	36,727	—	36,727
Asset-backed securities	—	25,245	—	25,245
Other investments	—	—	7,137	7,137
Total assets	$180,998	$326,318	$7,137	$514,453
Liabilities:
Contingent consideration	$—	$—	$6,084	$6,084
Subscription agreement	—	—	474	474
Total liabilities	$—	$—	$6,558	$6,558

	December 31, 2020
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Items	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$407,512	$—	$—	$407,512
Commercial paper	—	119,285	—	119,285
Corporate bonds	—	47,959	—	47,959
U.S. Treasury securities	19,997	—	—	19,997
Other investments	—	—	3,000	3,000
Total assets	$427,509	$167,244	$3,000	$597,753
Liabilities:
Private placement warrants	$—	$—	$93,328	$93,328
Total liabilities	$—	$—	$93,328	$93,328

The Company has determined that the estimated fair value of its corporate bonds and commercial paper are reported as Level 2 financial assets as they are based on model-driven valuations in which all significant inputs are observable, or can be derived from or corroborated by observable market data for substantially the full term of the asset.

The other investments are reported as a Level 3 financial asset because the methodology used to develop the estimated fair values includes significant unobservable inputs reflecting management’s own assumptions, including the rights and obligations of the notes the Company holds as well as the probability of a qualified financing event, acquisition, or change in control.

The subscription agreement is reported as a Level 3 investment with fair value determined using inputs including stock price, volatility assumptions, probability and timing of the transaction, and a discount for the lack of marketability determined using various models.

The fair value of the Private Placement Warrants is estimated using the Black-Scholes option pricing model and is classified as a Level 3 financial instrument. The significant assumptions used in the model were the Company’s stock price, exercise price, expected term, volatility, interest rate, and dividend yield.

The contingent consideration liability was valued using a Monte Carlo simulation in a risk-neutral framework as well as a scenario based approach (both special cases of the income approach), based on key inputs that are not all observable in the market and is classified as a Level 3 liability. The Company assess the fair value of the contingent consideration liability at each reporting period, with any subsequent changes to the fair value of the liability reflected in the condensed consolidated statement of operations until the liability is settled.

There were no transfers between fair value measure levels during the six months ended June 30, 2021 and 2020. The following table presents information about the Company’s movement in Level 3 assets measured at fair value (in thousands):

	Six Months Ended June 30,
	2021	2020
Balance at beginning of period	$3,000	$—
Additions	3,620	—
Changes in fair value	517	—
Balance at end of period	$7,137	$—

The following table presents information about the Company’s movement in Level 3 liabilities measured at fair value (in thousands):

	Six Months Ended June 30,
	2021	2020
Balance at beginning of period	$93,328	$—
Additions	6,558	—
Changes in fair value	56,576	—
Exercise of private placement warrants	(149,904)	—
Balance at end of period	$6,558	$—

6. ACCOUNTS RECEIVABLE

The components of accounts receivable are as follows (in thousands):

	June 30,	December 31,
	2021	2020
Trade receivables	$13,750	$7,016
Allowance for doubtful accounts	(309)	(500)
Total accounts receivable	$13,441	$6,516

The following table summarizes activity in the allowance for doubtful accounts (in thousands):

	June 30,	December 31,
	2021	2020
Balance at beginning of period	$500	$199
Provision for uncollectible accounts	(164)	377
Uncollectible accounts written off	(27)	(76)
Balance at end of period	$309	$500

7. INVENTORY

Inventory consists of the following (in thousands):

	June 30,	December 31,
	2021	2020
Raw materials	$5,678	$—
Work in process	4,346	2,896
Finished goods	15,383	6,812
Total inventory	$25,407	$9,708

8. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consists of the following (in thousands):

	June 30,	December 31,
	2021	2020
Prepaid insurance	1,850	121
Prepaid operating expenses	1,873	68
Prepaid dues and subscriptions	823	189
Prepaid taxes	598	—
Government grants	653	—
Escrow deposits	311	—
Prepaid rent	158	118
Deferred cost of goods sold	—	454
Other	812	26
Total prepaid expenses and other current assets	$7,078	$976

9. PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following (in thousands):

	June 30,	December 31,
	2021	2020
Equipment	$15,672	$13,708
Furniture and fixtures	1,033	895
Computer equipment	1,139	1,089
Tooling	1,805	1,805
Software	1,439	1,249
Leasehold improvements	14,564	13,870
Construction in process	1,617	879
Property and equipment, gross	37,269	33,495
Less: accumulated depreciation	(24,041)	(21,335)
Total property and equipment, net	$13,228	$12,160

Depreciation and amortization expense was $1.3 million and $2.8 million for the three and six months ended June 30, 2021, respectively. Depreciation and amortization expense was $2.1 million and $4.2 million for the three and six months ended June 30, 2020, respectively.

10. GOODWILL & INTANGIBLE ASSETS

The carrying amount of goodwill at June 30, 2021 and 2020 was $251.1 million and $2.3 million, respectively, and has been recorded in connection with the Company’s acquisitions. The goodwill activity is as follows (in thousands):

Goodwill
Balance at December 31, 2019	$2,252
Balance at December 31, 2020	$2,252
Acquisition of EnvisionTEC	198,369
Acquisition of Adaptive3D	35,265
Acquisition of Aerosint	15,174
Balance at June 30, 2021	$251,060

The Company has no accumulated impairment losses on goodwill.

Intangible assets consisted of the following (in thousands):

			Accumulated	Balance
	Gross Value	Estimated Life	Amortization	June 30, 2021
Acquired technology	$126,540	5 – 12 years	$5,514	$121,026
Trade name	9,079	13 years	251	8,828
Customer relationships	50,900	10 years	1,894	49,006
Total intangible assets	$186,519		$7,659	$178,860

The Company recognized $4.3 million and $6.6 million of amortization expense during the three and six months ended June 30, 2021, respectively. The Company recognized $0.2 million and $0.4 million of amortization expense during the three and six months ended June 30, 2020, respectively.

The weighted-average remaining amortization period is 10.0 years. Amortization of acquired technology, trade names, and customer relationships is recognized in cost of sales and research and development, research and development, and sales and marketing, respectively, in the condensed consolidated statements of operations.

11. OTHER NONCURRENT ASSETS

The following table summarizes the Company’s components of other noncurrent assets (in thousands):

	June 30,	December 31,
	2021	2020
Other investments	$7,137	$3,000
Right of use asset	4,816	1,810
Long-term deposits	135	69
Other	122	—
Total other noncurrent assets	$12,210	$4,879

During the year ended December 31, 2020, the Company made an investment in a privately held company in the form of convertible debt for $3.0 million. Under the terms of this agreement, the debt will be converted to common stock of the investee upon the closing of a qualified financing, acquisition or change in control. The full principal balance plus 3% annual interest is due in two years and does not allow voluntary prepayment. The Company has elected the fair value option for this investment and recognized an immaterial gain during the three months ended June 30, 2021, and a gain of $0.3 million during the six months ended June 30, 2021, in other income in the condensed consolidated statement of operations.

In April 2021, the Company made an investment in a privately held company by purchasing a convertible promissory note for principal amount of $1.6 million. Under the terms of this note, the debt will convert to equity securities of the applicable investee upon the closing of a qualified financing, acquisition or other change in control. The full principal balance plus 3% annual interest is due in two years and does not allow voluntary prepayment. The Company has elected the fair value option for this investment and recognized a gain of $0.2 million during the three and six months ended June 30, 2021, in other income in the condensed consolidated statements of operations.

In April 2021, the Company made an investment in a privately held company by purchasing a convertible promissory note for a principal amount of $2.0 million. Under the terms of this note, the debt will convert to cash or equity securities upon the closing of a qualified financing, acquisition or other change in control. The full principal balance plus 3% annual interest is due in five years and does not allow voluntary prepayment. The Company has elected the fair value option for this investment, and there was no change in fair value during the three months ended June 30, 2021.

12. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the Company’s components of accrued expenses and other current liabilities (in thousands):

	June 30,	December 31,
	2021	2020
Professional services	$3,897	$2,508
Compensation and benefits related	7,359	2,068
Warranty reserve	2,030	1,553
Inventory purchases	1,506	86
Income tax payable	1,331	—
Sales and use and franchise taxes	224	586
Franchise and royalty fees	227	159
Goods received payable	1,201	—
Other	3,193	605
Total accrued expenses and other current liabilities	$20,968	$7,565

As of June 30, 2021, and December 31, 2020, the Company has recorded $2.0 million and $1.6 million, respectively, of warranty reserve within accrued expenses and other current liabilities in the condensed consolidated balance sheets. Warranty reserve consisted of the following (in thousands):

	2021	2020
Warranty reserve, at the beginning of the period	$1,553	$1,491
Warranty reserve assumed in acquisition	316	—
Additions to warranty reserve	797	346
Claims fulfilled	(636)	(284)
Warranty reserve, at the end of the period	$2,030	$1,553

13. DEBT

Term Loan—In June 2018, the Company entered into a $20 million term loan for 36 months. The loan provided $10 million immediately funded with the additional $10 million available to be drawn in up to three draws of not less than $2 million for 12 months from close of the facility. The loan was interest-only for the full 36 months with the principal due at maturity in June 2021. Interest is calculated using the Wall Street Journal Prime rate (3.25% at June 30, 2021 and 3.25% at December 31, 2020) minus 0.5%, for a rate of 2.75% at June 30, 2021 and 2.75% at December 31, 2020, payable monthly in arrears. The outstanding loan was paid in full in June 2021. As of June 30, 2021, the term loan has no outstanding balance.

PPP Loan— In connection with the acquisition of EnvisionTEC, the Company acquired $1.2 million in Paycheck Protection Program (the “PPP”) loans. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act, provides for loans to qualifying businesses. Under the terms of the CARES Act, PPP loan recipients can apply for forgiveness for all or a portion of the loan which is dependent upon the Company having initially qualified for the loan. Furthermore, the loan is subject to forgiveness to the extent loan proceeds are used for payroll costs, certain rents, utilities, and mortgage interest expense. The PPP loan has a maturity date of April 3, 2022 and an interest rate of 1%. Principal and interest are payable monthly commencing on a date determined by the lender following the determination of the amount of the PPP loan to be forgiven or potentially earlier, as determined under applicable

Small Business Administration rules. The outstanding borrowings may be prepaid by the Company at any time prior to maturity with no prepayment penalties. On May 14, 2021, the outstanding loan balance was forgiven and the restricted cash that was held back from the initial purchase price in the event the loan was not forgiven was released to the seller. There is no outstanding PPP loan balance for EnvisionTEC as of June 30, 2021.

In connection with the acquisition of Adaptive 3D, the Company acquired $0.3 million in PPP loans. As of June 30, 2021, $0.3 million of the PPP loans is recorded in current portion of long-term debt, net of deferred financing costs in the condensed consolidated balance sheets. As of June 30, 2021, forgiveness of the loan has been requested and remains outstanding.

Deferred Financing Costs—In connection with the term loan borrowing, the Company incurred $0.1 million of expenses, which have been recorded as deferred financing costs. The Company amortizes these costs over the life of the borrowing. During the three months ended June 30, 2021 and 2020, the Company recorded immaterial interest expense related to the amortization of the financing costs. As of June 30, 2021, the there is no remaining unamortized balance of deferred financing costs. As of December 31, 2020, the remaining unamortized balance of deferred financing costs is immaterial, and is included as a component of current portion of long-term debt, net of deferred financing costs in the condensed consolidated balance sheets.

14. LEASES

At June 30, 2021, the Company recorded $4.8 million as a right of use asset and $5.9 million as an operating lease liability. At December 31, 2020, the Company recorded $1.8 million as a right of use asset and $3.0 million as an operating lease liability. The Company assesses its right of use asset and other lease-related assets for impairment. There were no impairments recorded related to these assets during the three and six months ended June 30, 2021 and the year ended December 31, 2020.

As a result of the acquisition of EnvisionTEC, the Company acquired operating, short-term, and finance leases for corporate offices, manufacturing and warehouse facilities, and machineries, increasing the Company’s right of use asset by $1.8 million. The operating leases consist of five real estate leases and six equipment leases with current terms extending from 2021 to 2024. The Company’s finance leases are immaterial as of June 30, 2021.

As a result of the acquisition of Adaptive 3D, the Company acquired operating leases for corporate offices, research and development, and manufacturing, increasing the Company’s right of use asset by $0.7 million. The operating leases consist of two real estate leases with current terms extending from 2024 to 2025.

As a result of the acquisition of Aerosint, the Company acquired operating leases for corporate office and lab space, as well as company cars, increasing the Company’s right of use asset by $0.4 million. The operating leases consist of one real estate lease and three leases for company cars with current terms extending through 2025.

The Company reviews all supplier, vendor, and service provider contracts to determine whether any service arrangements contain a lease component. The Company identified two service agreements that contain an embedded lease. The agreements do not contain fixed or minimum payments, and the variable lease expense was immaterial during the three and six months ended June 30, 2021 and 2020.

Information about other lease-related balances is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Lease cost
Operating lease cost	$422	$186	$745	$374
Short‑term lease cost	34	3	45	3
Variable lease cost	46	2	85	12
Total lease cost	$502	$191	$875	$389
Other Information
Operating cash flows used in operating leases	$655	$269	$899	$536
Weighted‑average remaining lease term—operating leases (years)	2.6	3.7	2.6	3.7
Weighted‑average discount rate—operating leases	5.1%	7.6%	5.1%	7.6%

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

Future minimum lease payments under noncancelable operating leases, including immaterial future minimum lease payments under finance leases, at June 30, 2021, are as follows (in thousands):

Operating Leases
2021 (remaining 6 months)	$1,114
2022	2,258
2023	2,072
2024	700
2025	192
2026	53
Total lease payments	6,389
Less amount representing interest	(447)
Total lease liability	5,942
Less current portion of lease liability	(1,983)
Lease liability, net of current portion	$3,959

As of June 30, 2021, the Company does not have material operating or finance leases that have not commenced.

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

Commitments

The Company has entered into legally binding agreements with certain suppliers to purchase materials used in the manufacturing of the Company’s products. As of June 30, 2021, the Company had outstanding purchase orders with contract manufacturers in the amount of $21.8 million which are not included in the condensed consolidated balance sheets.

The Company has also entered into licensing and royalty agreements with certain manufacturing and software companies and universities related to the use of patented technology. Under the terms of each agreement, the Company has made initial, one-time payments of $0.3 million and is obligated to pay a set percentage, ranging from 2.75% - 13%, of all consideration received by the Company for sales of related products and services, until the agreements are terminated at various dates through 2037. The Company’s aggregate minimum annual commitment under these contracts is $0.5 million. During the three and six months ended June 30, 2021 and 2020, the Company recorded immaterial licensing and royalty fees.

On April 28, 2021 the Company entered into a stock subscription agreement with Galileo Acquisition Corp. (“Galileo”). Pursuant to the agreement, the Company will purchase $20.0 million of Galileo common stock upon the closing of Galileo’s announced merger transaction. The Company expects this investment to facilitate the development of a strategic partnership with Galileo’s merger target, Shapeways, Inc., to accelerate access to, and adoption of, its additive manufacturing solutions by businesses across a range of applications. The Company recognized $0.4 million of revenue from Shapeways, Inc. during the three and six months ended June 30, 2021, and expects to enter into additional sales agreements in the future.

16. INCOME TAXES

The Company’s provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items arising in that quarter. The Company’s effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on its deferred tax assets as it is more likely than not that some or all of the Company’s deferred tax assets will not be realized as well as the partial release of the valuation allowance as part of the EnvisionTEC and Adaptive 3D acquisitions. During the three and six months ended June 30, 2021, the Company recorded an income tax benefit of $4.3 million and $32.2 million, respectively. There was no income tax benefit for the three and six months ended June 30, 2020.

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

As a result of the recent acquisitions of EnvisionTEC and Adaptive 3D, the Company recorded a U.S. deferred tax liability related to non-tax-deductible intangible assets recognized in the financial statements. The acquired deferred tax liability is a source of income to support recognition of the Company’s existing deferred tax assets. Accordingly, the Company recorded an income tax benefit of $4.3 million and $32.2 million for the release in the valuation allowance related to the acquired intangibles in the three and six months ended June 30, 2021, respectively.

The Company provides reserves for potential payments of taxes to various tax authorities related to uncertain tax positions. Amounts recognized are based on a determination of whether a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be sustained on audit. The amount associated with uncertain tax positions are recorded as a component of income tax expense. As of June 30, 2021, the Company has accrued uncertain tax positions of approximately $1.2 million related to the EnvisionTEC acquisition. The amounts relate to U.S. state and foreign tax positions.

Included in the balance of unrecognized tax benefits as of June 30, 2021 are amounts that, if recognized, would impact the effective tax rate. As of December 31, 2020, the Company has not identified any uncertain tax positions for which reserves would be required.

17. STOCKHOLDERS’ EQUITY

As of June 30, 2021, the Company’s authorized shares consisted of 500,000,000 shares of Class A Common Stock, $0.0001 par value (the “Common Stock”) and 50,000,000 shares of Preferred Stock, $0.0001 par value (the “Preferred Stock”).

Common Stock

Restricted Stock Agreements—During 2015, the Company issued 34,010,977 shares of Common Stock to the initial founders and certain employees of the Company at a purchase price of $0.0001 per share. These shares are fully vested.

In connection with prior acquisitions, the Company has issued shares of restricted stock that are considered post-combination expense and accounted for as stock-based compensation as the shares vest.

The activity for stock subject to vesting as of June 30, 2021 is as follows (shares in thousands):

	Shares Subject	Weighted-Average
	to Vesting	Purchase Price
Balance of unvested shares as of January 1, 2021	280	$0.0001
Issuance of additional shares	—	—
Vested	(112)	$0.0001
Balance of unvested shares as of June 30, 2021	168	$0.0001

At June 30, 2021, the remaining weighted-average vesting period for the stock subject to vesting was 0.7 years.

Common Stock Warrants

In May 2017, the Company entered into a strategic collaboration agreement with an investor allowing the investor’s resellers to sell and distribute the Company’s products. In consideration for this agreement, the Company agreed to issue warrants to purchase up to 2,442,440 shares of Common Stock. The investor was eligible to receive a warrant to purchase one share of Common Stock for every $35.00 in revenue generated by the Company from the investor’s resellers. Each warrant was issued at an exercise price equal to $3.34 per share (subject to appropriate adjustment in the event of a stock dividend, stock split, combination, or other similar recapitalization) and was set to expire on December 31, 2027. The Company issued no warrants during the six months ended June 30, 2021. During the six months ended June 30, 2020, the Company issued 99,960 warrants and recorded immaterial expense related to the fair value of the warrants, calculated using the Black-Scholes warrant-pricing model with the following assumptions:

Six Months Ended
June 30, 2020
Risk‑free interest rate	2.0%
Expected volatility	52.5%
Expected life (in years)	7.8
Expected dividend yield	—
Fair value of Common Stock	$3.34

756,498 warrants were converted to 447,938 shares of Common Stock through a cashless exercise in connection with the Business Combination.

Trine Warrants

In Trine’s initial public offering, it sold units at a price of $10.00 per unit, which consisted of one share of Common Stock, $0.0001 par value, and one-half of a redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Common Stock at a price of $11.50 per share and became exercisable as of 30 days from the date of the Business Combination. Unless earlier redeemed, the Public Warrants will expire five years from the completion of the Business Combination. The Company may redeem the outstanding Public Warrants in whole and not in part at a price of $0.01 per Public Warrant upon a minimum of 30 days’ prior written notice of redemption, and only in the event that the last sale price of the

Company’s Common Stock is at least $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which notice of redemption is given. If the Company redeems the Public Warrants as described above, it will have the option to require all Public Warrant holders that wish to exercise to do so on a “cashless basis”. On February 26, 2021, the Company delivered a notice to redeem all of its outstanding Public Warrants that remain unexercised at 5:00 p.m. New York City time on March 29, 2021. During 2021, Public Warrants for 14,840,589 shares of the Company’s Common Stock were exercised for cash, resulting in the Company receiving net proceeds of $170.7 million. On March 29, 2021, the 166,905 outstanding Public Warrants were redeemed by the Company for $0.01 per Public Warrant. Effective March 29, 2021, all of the Public Warrants were exercised or redeemed.

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

The Company’s Private Placement Warrants are classified as liabilities, and are measured at fair value through earnings. During the six months ended June 30, 2021, the Company recorded a $56.6 million loss related to the change in fair value of the Private Placement Warrants, which were remeasured through the date of each exercise, calculated using the Black-Scholes warrant pricing model with the following assumptions:

Six Months Ended
June 30, 2021
Risk‑free interest rate	0.4% – 0.6%
Expected volatility	55.0%
Expected life (in years)	4.8
Expected dividend yield	—
Fair value of Common Stock	$19.82 – 30.49
Exercise price	$11.50

All of the Private Placement Warrants were exercised on a cashless basis prior to March 2, 2021, and an aggregate of 5,850,346 shares of the Company’s Common Stock were issued in connection with these exercises. Effective March 2, 2021, all Private Placement Warrants were exercised.

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

The 2020 Plan allows for the award of incentive and nonqualified stock options, restricted stock, and other stock-based awards to employees, officers, directors, consultants, and advisers of the Company. The number of shares of common stock initially available for issuance under the 2020 Plan was 12,400,813 shares of common stock plus the number of shares subject to awards outstanding under the 2015 Plan that expire, lapse, terminate, or are exchanged for cash, surrendered, repurchased, or canceled without having been fully exercised or forfeited. In addition, the number of shares of common stock available for issuance under the 2020 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2030 equal to the lesser of (i) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the Board. On January 1, 2021, 11,337,837 shares were added to the plan.

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

During the three and six months ended June 30, 2021, the Company did not grant any options to purchase shares of Common Stock to employees. During the three and six months ended June 30, 2020, the Company granted options to purchase 4,182,389 and 4,656,013 shares of Common Stock to employees with fair values of $2.9 million and $3.6 million, respectively, calculated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Risk‑free interest rate	0.4% – 0.9%	0.4% – 0.9%
Expected volatility	52.7% – 54.2%	52.7% – 54.2%
Expected life (in years)	5.9 – 6.3	5.9 – 6.3
Expected dividend yield	—	—
Fair value of Common Stock	$3.34	$3.34

During the three and six months ended June 30, 2021, the Company did not grant any options to purchase shares of Common Stock to non-employees. During the three months ended June 30, 2020, the Company did not grant any options to purchase shares of Common stock to non-employees. During the six months ended June 30, 2020, the Company granted options to purchase 12,212 shares of Common Stock to consultants with a fair value of $0.1 million, calculated using the Black-Scholes option-pricing model with the following assumptions:

Six Months Ended
June 30, 2020
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

At June 30, 2021, the total unrecognized stock-based compensation expense related to unvested stock options aggregated $11.2 million. The costs are expected to be recognized over a weighted-average period of 2.9 years.

There were 21,810,237 shares available for award under the 2020 Plan at June 30, 2021. The option activity of the Plans for the six months ended June 30, 2021, is as follows (shares in thousands):

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic Value
	Shares	per Share	(in years)	(in thousands)
Outstanding at January 1, 2021	19,553	$1.53	7.75	$306,408
Granted	—	$—
Exercised	(2,846)	$1.29
Forfeited/expired	(313)	$1.43
Outstanding at June 30, 2021	16,394	$1.57	7.40	$162,737
Options vested at June 30, 2021	9,451	$1.62	6.27	$93,385
Options vested or expected to vest at June 30, 2021	15,807	$1.58	7.34	$156,825

The weighted-average grant-date fair value for options granted during the six months ended June 30, 2021 was $0.98. The aggregate intrinsic value of options exercised during the six months ended June 30, 2021 and 2020, was $37.0 million and $5.0 million, respectively.

Restricted Stock Units—RSUs awarded to employees and non-employees generally vest over four years from the anniversary date of the grant, with 1-year cliff vesting and monthly vesting thereafter, provided service with the Company is not terminated. The fair value of RSUs is equal to the estimated fair market value of the Company’s Common Stock on the date of grant. Total unrecognized compensation costs related to unvested RSUs at June 30, 2021 was approximately $67.8 million and is expected to be recognized over a period of 3.6 years. The total expense recognized during the three and six months ended June 30, 2021 was $2.7 million and $3.4 million, respectively.

RSU activity under the 2020 Plan for the six months ended June 30, 2021 is as follows (shares in thousands):

	Shares Subject	Weighted-Average
	to Vesting	Grant Date Fair Value
Balance of unvested shares as of January 1, 2021	683	$ 8.02
Granted	4,461	$ 15.38
Vested	(44)	$ 8.13
Cancelled/Forfeited	(5)	$ 7.98
Balance of unvested shares as of June 30, 2021	5,095	$ 14.52

Total stock-based compensation expense related to all of the Company’s stock-based awards granted is reported in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$1,838	$569	$2,755	$1,283
General and administrative expense	1,355	217	2,194	454
Sales and marketing expense	577	213	921	421
Cost of sales	229	75	346	175
Total stock-based compensation expenses	$3,999	$1,074	$6,216	$2,333

19. RELATED PARTY TRANSACTIONS

As a result of the acquisition of EnvisionTEC, the Company entered into certain agreements with entities affiliated with Mr. El Siblani, a director and executive officer of the Company.

The Company is the lessee in a lease agreement with ATMRE, LLC, a leasing company, in which Mr. El Siblani is the sole member, for the Dearborn, Michigan facility utilized by EnvisionTEC. This lease extends through December 31, 2023. As of June 30, 2021, the Company recorded $0.5 million of right of use asset and lease liability. During the three and six months ended June 30, 2021, the Company paid immaterial lease expense to AMTRE, LLC. The Company’s annual commitment to AMTRE, LLC is $0.2 million.

The Company is the lessee in a lease agreement JES Besitzgesellschaft GmbH, a leasing company that is controlled by members of the immediate family of Mr. El Siblani, for facilities located in Gladbeck, Germany utilized by EnvisionTEC. As of June 30, 2021, the Company recorded $0.2 million of right of use asset and lease liability. During the three and six months ended June 30, 2021, the Company paid immaterial lease expense to JES Besitzgesellschaft GmbH. The Company’s annual commitment to JES Besitzgesellschaft GmbH is $0.1 million.

The Company is the lessee in a lease agreement with Sitraco (UK) Limited, a leasing company that is controlled by Mr. El Siblani, for an additional facility located in Gladbeck, Germany utilized by EnvisionTEC. As of June 30, 2021, the Company recorded $0.2 million of right of use asset and lease liability. During the three and six months ended June 30, 2021, the Company paid immaterial lease expense to Sitraco (UK) Limited. The Company’s annual commitment to Sitraco (UK) Limited is $0.1 million.

The Company has a distribution agreement with Sibco Europe Ltd., a distributor based out of the United Kingdom. Mr. El Siblani is Managing Director of and sole shareholder of Sibco Europe Ltd. The Company did not have any sales to Sibco Europe Ltd. for the period ended June 30, 2021. In addition, Sibco Europe Ltd. provides sales and marketing support for EnvisionTEC GmbH. At June 30, 2021, the Company did not have accounts receivable or accounts payable due to or from Sibco Europe Ltd.

The Company also has an agreement with E3D Technology, a wholly-owned subsidiary of Sibco Europe Ltd., for services including research and development, maintenance, and marketing services. As part of the agreement, the Company also pays a fee for overhead at the facilities where these contracted services are being performed. During the three and six months ended June 30, 2021, the Company paid immaterial service expense to E3D Technology.

20. SEGMENT INFORMATION

In its operation of the business, management, including the Company’s chief operating decision maker, who is also Chief Executive Officer, reviews the business as one segment. The Company currently ships its product to markets in the Americas, Europe Middle East and Africa (“EMEA”), and Asia Pacific (“APAC”). Disaggregated revenue data for those markets is as follows (in thousands):

Revenue for the three months ended June 30, 2021

	Americas	EMEA	APAC	Total
Products	$10,497	$3,769	$3,294	$17,560
Services	904	381	132	1,417
Total	$11,401	$4,150	$3,426	$18,977

Revenue for the three months ended June 30, 2020

	Americas	EMEA	APAC	Total
Products	$613	$634	$284	$1,531
Services	282	333	43	658
Total	$895	$967	$327	$2,189

Revenue for the six months ended June 30, 2021

	Americas	EMEA	APAC	Total
Products	$16,350	$6,296	$5,225	$27,871
Services	1,610	596	213	2,419
Total	$17,960	$6,892	$5,438	$30,290

Revenue for the six months ended June 30, 2020

	Americas	EMEA	APAC	Total
Products	$1,515	$2,162	$548	$4,225
Services	609	656	84	1,349
Total	$2,124	$2,818	$632	$5,574

During the three and six months ended June 30, 2021 and 2020, the Company recognized the following revenue from service contracts and cloud-based software licenses over time, and hardware and consumable product shipments and subscription software at a point in time (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue recognized at a point in time	$17,560	$1,531	$27,871	$4,225
Revenue recognized over time	1,417	658	2,419	1,349
Total	$18,977	$2,189	$30,290	$5,574

The Company’s operations are principally in the United States. The locations of long-lived assets, including property, plant and equipment, net and operating lease right-of-use assets, are summarized as follows (in thousands):

	June 30,	December 31,
	2021	2020
Americas	$16,031	$12,160
EMEA	1,712	—
Total long-lived assets	$17,744	$12,160

21. NET LOSS PER SHARE

The Company computes basic loss per share using net loss attributable to Common Stockholders and the weighted-average number of Common Stock shares outstanding during each period. Diluted earnings per share include shares issuable upon exercise of outstanding stock options and stock-based awards where the conversion of such instruments would be dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Numerator for basic and diluted net loss per share:
Net loss attributable to Common Stockholders	$(43,180)	$(23,766)	$(102,288)	$(45,570)
Denominator for basic and diluted net loss per share:
Weighted-average shares	255,098	158,124	246,717	157,187
Net loss per share—Basic and Diluted	$(0.17)	$(0.15)	$(0.41)	$(0.29)

The Company’s potential dilutive securities, which include outstanding Common Stock options, unvested restricted stock units, unvested restricted stock awards and outstanding Common Stock warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding as of June 30, 2021 and 2020, from the computation of diluted net loss per share attributable to common stockholders because including them would have an anti-dilutive effect (in thousands):

	Six Months Ended June 30,
	2021	2020
Common Stock options outstanding	16,394	12,964
Unvested restricted stock units outstanding	5,095	—
Unvested restricted stock awards outstanding	168	1,317
Common Stock warrants outstanding	—	619
Total shares	21,657	14,900

22. SUBSEQUENT EVENTS

On July 2, 2021, The Company entered into a Stock Purchase Agreement with A.I.D.R.O Srl and its shareholders (“Aidro”), to purchase the issued and outstanding capital stock of Aidro; subject to customary regulatory approvals and other customary closing conditions, the acquisition is expected to close in September. The Company expects this acquisition to expand the Company’s part production capabilities and application expertise in the hydraulics industry. The aggregate purchase price for the Aidro acquisition is (i) $6.0 million in cash, with such cash amount being subject to customary adjustments based on, among other things, the amount of cash, debt and working capital at Aidro at the closing date and (ii) restricted stock units equal to a number of shares of Common Stock determined by dividing $3.2 million by the closing price of the Company’s Common Stock on the date immediately preceding the closing date, which are subject to a four year vesting period and continuing employment.

On July 30, 2021, the Company acquired Dental Arts Laboratories, Inc., pursuant to a Stock Purchase Agreement of the same date, expanding its portfolio in additive manufacturing within the healthcare industry. The aggregate purchase price was $26.3 million in cash. In connection with the acquisition, the Company also promised to grant restricted stock units equal to a number of shares of Common Stock determined by dividing $11.0 million by the closing price of the Company’s Common Stock on the date immediately preceding the closing date, which are subject to a four-year vesting period and continuing employment.

On August 11, 2021, the Company entered into an Agreement and Plan of Merger to acquire all of the outstanding shares of capital stock of The ExOne Company (“ExOne”) for a mix of cash and stock consideration initially representing $25.50 per share of ExOne common stock (the Merger). The Company expects this acquisition to accelerate the adoption of additive manufacturing for mass production applications. The merger consideration to be paid for each share of ExOne common stock is comprised of (i) $8.50 in cash and (ii) a number of shares of Class A Common Stock, par value $0.0001 per share, of the Company based on the average Company stock price at the time of the closing of the Merger. If the average Company stock price is between (or equal to) $9.70 and $7.94 per share, the initial exchange ratio of 1.9274 will be modified by multiplying such exchange ratio by the quotient of $8.82 divided by the average Company stock price. If the average Company stock price is greater than $9.70, the exchange ratio will be 1.7522. If the average Company stock price is less than $7.94, the exchange ratio will be 2.1416. If the average Company stock price is between (or equal to) $9.70 and $7.94 per share, at closing, ExOne stockholders will receive total consideration of $575 million, consisting of $192 million in cash and $383 million in shares of Company Common Stock, subject to the collar mechanism on the stock consideration component described above. Following the closing of the merger, ExOne shareholders will own between 12% and 15% of the Company’s Common Stock on a fully-diluted basis based on the number of Company shares outstanding. The cash portion of the purchase price will be financed with cash on hand at the Company and ExOne. The closing of the Merger is subject to customary conditions, including regulatory approval and approval by the stockholders of ExOne. The transaction is currently expected to close in the fourth quarter of 2021.

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

Business Overview

Desktop Metal is pioneering a new generation of additive manufacturing technologies focused on the production of end-use parts. We offer a comprehensive portfolio of integrated additive manufacturing solutions comprising hardware, software, materials, parts, and services with support for metals, composites, polymers, ceramics, sands, and biocompatible materials. Our solutions span use cases across the product life cycle, from product development to mass production and aftermarket operations, and they address an array of industries, including automotive, aerospace, healthcare and dental, consumer products, heavy industry, general machinery and machine components and research and development.

Our growth strategy begins with a commitment to research and development. Since our founding in 2015, we have invested significant resources in research and development, including $26.5 million thus far in 2021, towards building an extensive portfolio of proprietary and differentiated technologies with a focus on making additive manufacturing an easy-to-use, economic and scalable solution. These technologies represent the cornerstones of our future product introductions and are critical to enhancing our existing offerings, and we have over 300 registered patents or pending patent applications. Our additive manufacturing platforms, which leverage these technologies for the production of end-use parts, enable businesses to address their specific goals through a range of solutions that span multiple price points, throughput levels and operating environments.

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

Operating Results

For the three and six months ended June 30, 2021, we recognized revenues of $19.0 million and $30.3 million, respectively, and incurred net losses of $43.2 million and $102.3 million, respectively. For the six months ended June 30, 2020, we used cash in operating activities of $72.1 million. We ended the period with $514.5 million of cash, cash equivalents, and short-term investments. In December 2020, we completed the Business Combination, receiving $534.6 million net cash proceeds, and during the first three months of 2021, the public warrants were exercised, generating $170.7 million of net cash proceeds, both of which we expect to support our operations and investments in the near term. As of June 30, 2021, we had $188.2 million in cash and cash equivalents, $326.3 million in short-term liquid investments, and current liabilities of $41.5 million.

Recent Developments

EnvisionTEC Acquisition

On February 16, 2021, pursuant to the Purchase Agreement and Plan of Merger dated January 14, 2021, we consummated the EnvisionTEC Acquisition. We paid $143.8 million in cash and issued 5,036,142 Class A common shares with a fair value of $159.8 million as of the close of business on the acquisition date. In connection with the transaction, the Company also agreed to grant restricted stock awards totaling 475,848 shares of the Company’s Common Stock to key EnvisionTEC employees. As of June 30, 2021, the Company has not completed the grant of restricted stock awards.

Desktop Health

On March 15, 2021, we announced the launch of Desktop Health, an expanded focus on accelerating the growth of additive manufacturing solutions for dental, orthodontic, otolaryngology and dermatology applications. Enabled by Desktop Metal's proprietary technology infrastructure for end-use parts production, including high-speed photopolymer, metal binder jetting and bioprinting additive manufacturing technologies combined with an extensive library of advanced materials, Desktop Health's mission is to create advanced, patient-specific solutions in the medical field.

Trine Warrants

On April 12, 2021, the Staff of the SEC issued the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Staff Statement”). The Staff Statement discussed “certain features of warrants issued in SPAC transactions” that “may be common across many entities.” The Staff Statement indicated that when one or more of such features is included in a warrant, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.” The Company has concluded that the Private Placement Warrants are to be classified as a liability measured at fair value on the Company’s consolidated balance sheet upon the Business Combination on December 9, 2020, with subsequent changes in fair value reported in our statement of operations each reporting period. Effective March 2, 2021, all Private Placement Warrants were exercised and there was no outstanding warrant liability.

Adaptive 3D Acquisition

On May 7, 2021, we, Diamond US Merger Sub, Inc., Diamond US LLC, Adaptive 3D Holdings, Inc., or Adaptive 3D, and Fortis Advisor LLC entered into an Agreement and Plan of Merger, or the A3D Merger Agreement, pursuant to which we acquired Adaptive 3D. The total purchase price was $61.8 million, consisting of $24.1 million paid in cash and 3,133,276 Class A common shares with a fair value of $37.7 million as of the close of business on the acquisition date.

Beacon Bio Acquisition

On June 10, 2021, we entered into a Share Purchase Agreement with Beacon Bio, Inc., pursuant to which we acquired all outstanding securities of Beacon Bio, Inc. for an aggregate purchase price of $10.4 million, consisting of $6.1 million paid in cash and $4.3 million in fully vested RSUs for shares of our Class A common stock, subject to certain adjustments and contingencies.

Aerosint Acquisition

On June 24, 2021, we entered into a Share Purchase Agreement with DM Belgium BV/SRL, Aerosint SA, or Aerosint, the sellers named therein and representatives of such sellers, pursuant to which we acquired all outstanding securities of Aerosint. The total purchase price was $17.7 million, consisting of $6.2 million paid in cash and 879,922 Class A common shares with a fair value of $11.5 million as of the close of business on the acquisition date.

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

Commercial Launch of Products

Several of our products began commercial shipments in late 2020 and early 2021, with more in the late stages of development and scheduled to begin commercial shipments in 2021. Prior to commercialization, we must complete final testing and manufacturing ramp-up of these products, both in-house and at our third-party contract manufacturers. Any delays in successful completion of these steps may impact our ability to generate revenue from these products.

Adoption of our Additive Manufacturing Solutions

We believe the world is at an inflection point in the adoption of additive manufacturing solutions and that we are well-positioned to take advantage of this opportunity across an array of industries due to our proprietary technologies and global distribution capabilities. We expect that our results of operations, including revenue and gross margins, will fluctuate for the foreseeable future as businesses continue to shift away from conventional manufacturing processes towards additive manufacturing for end-use parts. Our turnkey and volume production solutions are designed to empower businesses to realize the full benefits of additive manufacturing at-scale, including geometric and design flexibility, mass customization and supply chain engineering, among others. Both the speed with which and the degree to which potential and current customers recognize these benefits and invest in our solutions will affect our financial results.

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

Acquisitions and Transaction-Related Costs

As part of our growth strategy, we intend to continue to acquire or make investments in other business, patents, technologies, products or services. Our growth relies heavily on the successful integration of acquired companies, including our ability to realize the anticipated business opportunities from combining operations in an efficient and effective manner. We expect that the results of our operations will fluctuate as we continue to integrate these businesses, and the technologies, products, and services that they offer. Additionally, our results of operations will be impacted by non-recurring transaction-related costs, including integration costs, associated with these acquisitions.

Results of Operations

Comparison of the three months ended June 30, 2021 and June 30, 2020

Revenue

The following table presents the revenue of each of our revenue streams, as well as the percentage of total revenue and change from the prior year.

	For the Three Months Ended June 30,
	2021		2020		Change in Revenues
(Dollars in thousands)	Revenue	% of Total	Revenue	% of Total	$	%
Products Revenue	$17,560	93%	$1,531	70%	$16,029	1,047%
Services Revenue	1,417	7%	658	30%	759	115%
Total Revenue	$18,977	100%	$2,189	100%	$16,788	767%

Total revenue for the three months ended June 30, 2021 and 2020 was $19.0 million and $2.2 million, respectively, an increase of $16.8 million, or 767%. The increase in total revenue was attributable to an increase in revenue from both products and services.

We sold more products during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, leading to an approximately 1,047% increase in product revenue. This was primarily the result of an increase in unit shipments across a more varied product mix during the second quarter and additional revenue in connection with acquisitions during the three months ended June 30, 2021 compared to the same period in 2020. For the three months ended June 30, 2020, we experienced decreased customer demand and longer sales cycles resulting from the COVID-19 pandemic. Additionally, as a result of customer facilities closures associated with the COVID-19 pandemic, we experienced delays in shipments and installation as well as decreased utilization of our installed products, leading to a decrease in sales of consumable materials.

Services revenue increased during the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, primarily due to an increase in support and installation revenue from increased shipments during the period.

The following table presents revenue by geographic region, as well as the percentage of total revenue and change from the prior period.

	For the Three Months Ended June 30,
	2021		2020		Change in Revenues
(Dollars in thousands)	Revenue	% of Total	Revenue	% of Total	$	%
Americas	$11,401	60%	$895	41%	$10,506	1,174%
EMEA (Europe, the Middle East and Africa)	4,150	22%	967	44%	3,183	329%
APAC (Asia‑Pacific)	3,426	18%	327	15%	3,099	948%
Total Revenue	$18,977	100%	$2,189	100%	$16,788	767%

Total revenue increased during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, due to an increase in unit shipments in all regions across a more varied product mix and additional revenue in connection with acquisitions. Overall, there was an increased customer demand during the period ended June 30, 2021. Customer demand was lower during the three months ended June 30, 2020 as a result of the COVID-19 pandemic.

Cost of Sales

Total cost of sales during the three months ended June 30, 2021 and 2020 was $16.6 million and $10.5 million, respectively, an increase of $6.1 million or 58%. The increase in total cost of sales was driven primarily by an increase in product cost of sales, which resulted from greater product sales. Additionally, cost of sales increased $2.2 million due to amortization from intangible assets acquired in the EnvisionTEC acquisition that is included in cost of sales.

Gross Loss and Gross Margin

The following table presents gross loss by revenue stream, as well as change in gross loss dollars from the prior period.

	For the Three
	Months Ended
	June 30,		Change in Gross
	2021	2020	Profit

(Dollars in thousands)	Gross Profit (Loss)		$	%
Products	$2,070	$(7,841)	$9,911	126%
Services	302	(448)	750	167%
Total	$2,372	$(8,289)	$10,661	129%

Total gross profit (loss) during the three months ended June 30, 2021 and 2020 was $2.4 million and ($8.3) million, respectively. The increase in gross profit of $10.7 million is driven by scaling revenue to improve absorption of fixed costs and a more favorable product mix sold, including products in connection with acquisitions, during the three months ended June 30, 2021, compared to the same period in 2020.

The following table presents gross margin by revenue stream, as well as the change in gross margin from the prior period.

	For the Three
	Months Ended		Change in Gross
	June 30,		Margin
	2021	2020	Percentage

(Dollars in thousands)	Gross Margin		Points	%
Products	12%	(512)%	5.24	102%
Services	21%	(68)%	0.89	131%
Total	12%	(379)%	3.91	103%

Total gross margin for the three and six months ended June 30, 2021 and 2020 was 12% and (379)%, respectively. The increase in total gross margin was primarily due to the increase in gross margin from our product revenue, which resulted from a lower product cost for units shipped in the three months ended June 30, 2021 as compared to the three months ended three and six months ended June 30, 2020. In addition, we incurred significant charges in products cost of goods sold related to obsolete inventory parts in the three months ended June 30, 2020; similar charges were not incurred in the three months ended June 30, 2021.

Research and Development

Research and development expenses during the three months ended June 30, 2021 and 2020 were $15.7 million and $9.8 million, respectively, an increase of $5.9 million, or 60%. The increase in research and development expenses was due in part to 2021 acquisitions, which added $1.7 million. Compensation costs increased $2.1 million due to headcount growth required to support new product development and existing product enhancements. Additionally, engineering consulting costs, which were lowered during the three months ended June 30, 2020 due to the COVID-19 pandemic, increased significantly as efforts continue on new product development and existing product enhancements.

Sales and Marketing

Sales and marketing expenses during the three months ended June 30, 2021 and 2020 were $10.9 million and $3.0 million, respectively, an increase of $7.9 million, or 263%. The increase in sales and marketing expenses was primarily due to increased expense related to acquired entities of $3.2 million. In addition, compensation costs increased $2.2 million due to headcount growth and higher commission expenses in line with the increase in sales. Additionally, there was growth in marketing program spend driven primarily by the commercialization of new products and related marketing efforts.

General and Administrative

General and administrative expenses during the three months ended June 30, 2021 and 2020 were $13.1 million and $3.0 million, respectively, an increase of $10.1 million, or 337%. The increase in general and administrative expenses was primarily due to $5.1 million of professional fees incurred as a result of merger and acquisition activity and costs related to operating as a public company. Additionally, compensation costs increased by $3.0 million, related to hiring to support public company requirements and director and officer insurance increased by $1.0 million as a public company.

In-Process Research and Development Assets Acquired

In-process research and development assets acquired during the three months ended June 30, 2021 were $10.2 million, compared to no expense for in-process research and development assets acquired during the three months ended June 30, 2020. The increase is attributable to the Beacon Bio acquisition, in which the company paid $10.2 million in cash and share consideration. As the acquired in-process research and development assets were deemed to have no current or alternative future use, the entire amount was recognized as expense in the consolidated statement of operations for the three months ended June 30, 2021.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability during the three months ended June 30, 2021, and 2020, were a $56.6 million loss and $0, respectively. The decrease in fair value is the result of the remeasurement of the Private Placement Warrant liability prior to the cashless exercise of the Private Placement Warrants. The warrant liability increased $56.6 million as a result of the remeasurement, which resulted in the $56.6 million loss. As of March 2, 2021, all Private Placement Warrants were exercised and there was no outstanding warrant liability.

Interest Expense

Interest expense during the three months ended June 30, 2021 and 2020 was $0.1 million in both periods.

Interest and Other Income, Net

Interest and other income, net during the three months ended  June 30, 2021 and 2020 and was $0.3 million in both periods.

Income Taxes

We recorded an income tax benefit of $4.3 million during the three months ended June 30, 2021 compared to no provision for the three months ended June 30, 2020. The increase was due to the partial release of the valuation allowance related to the deferred tax liability acquired in the Adaptive 3D acquisition.

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

Comparison of the six months ended June 30, 2021 and June 30, 2020

Revenue

The following table presents the revenue of each of our revenue streams, as well as the percentage of total revenue and change from the prior year.

	For the Six Months Ended June 30,				Change in
	2021		2020		Revenues
(Dollars in thousands)	Revenue	% of Total	Revenue	% of Total	$	%
Product Revenue	$27,871	92%	$4,225	76%	$23,646	560%
Service Revenue	2,419	8%	1,349	24%	1,070	79%
Total Revenue	$30,290	100%	$5,574	100%	$24,716	443%

Total revenue for the six months ended June 30, 2021 and June 30, 2020 was $30.3 million and $5.6 million, respectively, an increase of $24.7 million, or 443%. The increase in total revenue was attributable to an increase in revenue from both products and services.

We sold more products during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, leading to an approximately 560% increase in product revenue. This was primarily the result of an increase in unit shipments across a more varied product mix during the period and additional revenue in connection with acquisitions during the six months ended June 30, 2021 compared to the same period in 2020. For the six months ended June 30, 2020, we experienced decreased customer demand and longer sales cycles resulting from the COVID-19 pandemic. Additionally, as a result of customer facilities closures associated with the COVID-19 pandemic, we experienced delays in shipments and installation as well as decreased utilization of our installed products, leading to a decrease in sales of consumable materials.

Services revenue increased during the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, primarily due to an increase in support and installation revenue from increased shipments during the period.

The following table presents revenue by geographic region, as well as the percentage of total revenue and change from the prior period.

	For the Six Months Ended June 30,				Change in
	2021		2020		Revenues
(Dollars in thousands)	Revenue	% of Total	Revenue	% of Total	$	%
Americas	$17,960	59%	$2,124	38%	$15,836	746%
EMEA	6,892	23%	2,818	51%	4,074	145
APAC	5,438	18%	632	11%	4,806	760
Total Revenue	$30,290	100%	$5,574	100%	$24,716	443%

Total revenue increased during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, due to an increase in unit shipments in all regions across a more varied product mix and additional revenue in connection with acquisitions. Overall, there was an increased customer demand during the period ended June 30, 2021. Customer demand was lower during the three months ended June 30, 2020 as a result of the COVID-19 pandemic.

Cost of Sales

Total cost of sales during the six months ended June 30, 2021 and June 30, 2020 was $28.5 million and $16.7 million, respectively, an increase of $11.8 million or 71%. The increase in total cost of sales was driven primarily by an increase in product cost of sales, which resulted from greater product sales. Additionally, costs of sales increased $3.3 million due to amortization from intangible assets acquired in the EnvisionTEC acquisition that is included in cost of sales.

Gross Loss and Gross Margin

The following table presents gross loss by revenue stream, as well as change in gross loss dollars from the prior period.

	For the Six Months Ended June 30,		Change in Gross
	2021	2020	Profit

(Dollars in thousands)	Gross Profit (Loss)		$	%
Products	$1,894	$(10,188)	$12,082	119%
Services	(109)	(920)	811	88%
Total	$1,785	$(11,108)	$12,893	116%

Total gross profit (loss) during the six months ended June 30, 2021 and June 30, 2020 was $1.8 million and ($11.1) million, respectively. The increase in gross profit (loss) of $12.9 million is driven by scaling revenue to improve absorption of fixed overhead costs and a more favorable product mix sold, including products in connection with acquisitions, during the six months ended June 30, 2021 compared to the same period in 2020.

The following table presents gross margin by revenue stream, as well as the change in gross margin from the prior period.

			Change in Gross
	For the Six Months Ended June 30,		Margin
	2021	2020	Percentage

	Gross Margin		Points	%
Products	7%	(241)%	2.48	103%
Services	(5)%	(68)%	0.63	93%
Total	6%	(199)%	2.05	103%

Total gross margin for the six months ended June 30, 2021 and June 30, 2020 was 6% and (199)%, respectively. The increase in total gross margin was primarily due to the increase in gross margin from our product revenue, which resulted from a lower product cost for units shipped in the six months ended June 30, 2021 as compared to six months ended June 30, 2020. In addition, we incurred significant charges in product cost of goods sold related to obsolete inventory parts in the six months ended June 30, 2020; similar charges were not incurred in the six months ended June 30, 2021.

Research and Development

Research and development expenses during the six months ended June 30, 2021 and 2020 were $26.5 million and $22.2 million, respectively, an increase of $4.3 million, or 19%. The increase in research and development expenses was due in part to 2021 acquisitions, which added $2.4 million, mainly due to amortization of acquired technology. Additionally, compensation costs increased $1.6 million due to headcount growth and increased utilization of manufacturing and operations resources on engineering projects.

Sales and Marketing

Sales and marketing expenses during the six months ended June 30, 2021 and 2020 were $16.3 million and $7.5 million, respectively, an increase of $8.8 million, or 117%. The increase in sales and marketing expenses was primarily due to increased expense related to acquired entities of $4.6 million. In addition to acquisitions, compensation costs increased $2.8 million due to headcount growth and higher commissions expenses in line with the increase in sales. Additionally, there was growth in marketing program spend driven primarily by the commercialization of new products and related marketing efforts.

General and Administrative

General and administrative expenses during the six months ended June 30, 2021 and 2020 were $27.0 million and $5.6 million, respectively, an increase of $21.4 million, or 382%. The increase in general and administrative expenses was primarily due to $13.7 million of professional fees incurred as a result of merger and acquisition activity and costs related to operating as a public company.

Additionally, compensation costs increased by $4.6 million, related to hiring to support public company requirements and director and officer insurance expense increased by $2.0 million as a public company.

In-Process Research and Development Assets Acquired

In-process research and development assets acquired during the six months ended June 30, 2021 were $10.2 million, compared to no expense for in-process research and development assets acquired during the six months ended June 30, 2020. The increase is attributable to the Beacon Bio acquisition, in which the company paid $10.2 million in cash and share consideration. As the acquired in-process research and development assets were deemed to have no current or alternative future use, the entire amount was recognized as expense in the consolidated statement of operations for the three months ended June 30, 2021.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability during the six months ended June 30, 2021 and 2020, were a $56.6 million loss and $0, respectively. The decrease in fair value is the result of the remeasurement of the Private Placement Warrant liability prior to the cashless exercise of the Private Placement Warrants. The warrant liability increased $56.6 million as a result of the remeasurement, which resulted in the $56.6 million loss. As of March 2, 2021, all Private Placement Warrants were exercised and there was no outstanding warrant liability.

Interest Expense

Interest expense during the six months ended June 30, 2021 and 2020 was $0.1 million and $0.2 million, respectively, a decrease of $0.1 million. Interest expense decreased primarily due to the payoff of the term loan in June 2021.

Interest and Other Income, Net

Interest and other income, net during the six months ended June 30, 2021 and 2020 and was $0.6 million and $0.9 million, respectively, a decrease of $0.3 million, or 33%. Interest income decreased primarily due to a decrease in cash available for investment.

Income Taxes

We recorded an income tax benefit of $32.2 million during the six months ended June 30, 2021 compared to no provision for the six months ended June 30, 2020. The increase was due to the partial release of the valuation allowance related to the deferred tax liability acquired in the EnvisionTEC and Adaptive 3D acquisitions.

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

In-process research and development assets acquired are direct costs related to assets acquisitions where the intangible assets acquired were determined to have no alternative future use. This is a non-recurring expense and we believe excluding acquired in-process research and development facilitates the comparison of our financial results to our historical operating results and to other companies in our industry.

Change in fair value of investments is a non-cash gain or loss impacted by the fair value of investments. We believe the assessment of our operations excluding this activity is relevant to our assessment of internal operations and to comparisons with the performance of other companies in our industry.

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

The items excluded from the non-GAAP financial measures often have a material impact on our financial results and such items often recur. Accordingly, the non-GAAP financial measures included in this Quarterly Report on Form 10-Q should be considered in addition to, and not as a substitute for, the comparable measures prepared in accordance with GAAP. The following tables reconcile each of these non-GAAP financial measures to its most closely comparable GAAP measure in our financial statements for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
GAAP gross margin	$2,372	$(8,289)	$1,785	$(11,108)
Stock-based compensation included in cost of sales	128	52	246	152
Amortization of acquired intangible assets included in cost of sales	2,235	—	3,327	—
Non-GAAP gross margin	$4,735	$(8,237)	$5,358	$(10,956)

GAAP operating loss	$(47,715)	$(24,037)	$(78,455)	$(46,315)
Stock-based compensation	3,999	1,074	6,216	2,333
Amortization of acquired intangible assets included in cost of sales	2,235	—	3,327	—
Amortization of acquired intangibles assets	2,033	160	3,241	324
Acquisition-related and other transactional charges included in general and administrative expenses	3,329	—	8,313	—
In-process research and development assets acquired	10,198	—	10,198	—
Non-GAAP operating loss	$(25,921)	$(22,803)	$(47,160)	$(43,658)

GAAP net loss	$(43,180)	$(23,766)	$(102,288)	$(45,570)
Stock-based compensation	3,999	1,074	6,216	2,333
Amortization of acquired intangible assets included in cost of sales	2,235	—	3,327	—
Amortization of acquired intangibles assets	2,033	160	3,241	324
Acquisition-related and other transactional charges included in general and administrative expenses	3,329	—	8,313	—
In-process research and development assets acquired	10,198	—	10,198	—
Change in fair value of investments	(18)	—	(18)	—
Change in fair value of warrant liability	—	—	56,576	—
Non-GAAP net loss	$(21,404)	$(22,532)	$(14,435)	$(42,913)

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA during the six months ended:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Net loss attributable to common stockholders	$(43,180)	$(23,766)	$(102,288)	$(45,570)
Interest (income) expense, net	(140)	(185)	(182)	(663)
Income tax benefit	(4,317)	—	(32,238)	—
Depreciation and amortization	5,679	2,154	9,571	4,475
In-process research and development assets acquired	10,198	—	10,198	—
EBITDA	(31,760)	(21,797)	(114,939)	(41,758)
Change in fair value of warrant liability	—	—	56,576	—
Change in fair value of investments	(18)	—	(18)	—
Stock compensation expense	3,999	1,074	6,216	2,333
Warrant expense	—	87	—	211
Transaction costs associated with acquisitions	3,329	—	8,313	—
Adjusted EBITDA	$(24,450)	$(20,636)	$(43,852)	$(39,214)

Liquidity and Capital Resources

We have incurred a net loss in each of our annual periods since our inception. We incurred net losses of $102.3 million and $45.6 million during the six months ended June 20, 2021 and 2020, respectively. As of June 30, 2021, we had $514.5 million in cash, cash equivalents, and short-term investments. We completed the Business Combination in December 2020, receiving $534.6 million net cash proceeds as a result of the transaction. Additionally, during the six months ended June 30, 2021, we received $170.7 million in net cash proceeds from the exercise of public warrants. We expect both to support our operations and investments in the near term.

Since inception, we have received cumulative net proceeds from the Business Combination and the sale of our preferred and common stock of $973.4 million to fund our operations. As of June 30, 2021, our principal sources of liquidity were our cash, cash equivalents, and short-term investments of $514.5 million which are principally invested in money market funds and fixed income instruments.

In June 2018, we entered into a three-year, $20.0 million term loan, which provided $10.0 million immediately with the remaining principal balance available to be drawn in up to three draws of not less than $2.0 million for 12 months from close of the facility. We entered into this loan to fund capital expenditures associated with our corporate office. The loan was repaid in full in June 2021.

In April 2020, we received loan proceeds in the amount of approximately $5.4 million under the Paycheck Protection Program, or the “PPP”. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act, provides for loans to qualifying businesses. We repaid the loan in full on May 13, 2020.

In connection with the acquisition of EnvisionTEC, we acquired $1.2 million in PPP loans. Under the terms of the CARES Act, PPP loan recipients can apply for forgiveness for all or a portion of the loan which is dependent upon the Company having initially qualified for the loan. Furthermore, the loan is subject to forgiveness to the extent loan proceeds are used for payroll costs, certain rents, utilities, and mortgage interest expense. The PPP loan has a maturity date of April 3, 2022 and an interest rate of 1%. Principal and interest are payable monthly commencing on a date determined by the lender following the determination of the amount of the PPP loan to be forgiven or potentially earlier, as determined under applicable Small Business Administration rules. The outstanding borrowings may be prepaid by the Company at any time prior to maturity with no prepayment penalties. On May 14, 2021, the outstanding loan balance was communicated as forgiven. There is no outstanding PPP loan balance for EnvisionTEC as of June 30, 2021.

In connection with the acquisition of Adaptive 3D, we acquired $0.3 million in PPP loans. As of June 30, 2021, $0.3 million of the PPP loans is classified as a current liability on the consolidated balance sheet. As of June 30, 2021, forgiveness of the loan has been requested and remains outstanding.

We believe that our existing capital resources will be sufficient to support our operating plan and cash commitments for at least the next 12 months. As of June 30, 2021, we had $188.2 million in cash and cash equivalents, and $326.3 million in short-term liquid investments. This liquid asset balance significantly exceeds our current liabilities of $41.5 million as of the same date. If we anticipate that our actual results will differ from our operating plan, we believe we have sufficient capabilities to enact cost savings measures to preserve capital.

We expect net losses to continue in connection with our ongoing activities, particularly as we continue to invest in commercialization and new product development. Additionally, we may engage in future acquisitions which may require additional capital.

Cash Flows

Since inception, we have primarily used proceeds from the Business Combination, issuances of preferred stock and debt instruments to fund our operations and complete acquisitions. The following table sets forth a summary of cash flows for the six months ended June 30, 2021 and 2020:

	For the Six Months Ended
	June 30,
(Dollars in thousands)	2021	2020
Net cash used in operating activities	$(71,908)	$(40,304)
Net cash provided by (used in) investing activities	(387,559)	48,655
Net cash provided by financing activities	164,185	135
Net change in cash, cash equivalents, and restricted cash	$(295,282)	$8,486

Operating Activities

Net cash used in operating activities was $71.9 million for the six months ended June 30, 2021, primarily consisting of $102.3 million of net losses, adjusted for non-cash items, which primarily included loss on change in fair value of warrant liability of $56.6 million, gain on change in fair value of investment of $19.5 million, depreciation and amortization expense of $9.4 million and stock-based compensation expense of $6.2 million, as well as a $20.1 million increase in cash consumed by working capital. The increase in cash consumed by working capital was primarily driven by an increase in certain assets including accounts receivable, inventory and prepaid expenses and other current assets, alongside a decrease in certain liabilities including accounts payable and customer deposits. This increase in cash consumed by working capital was partially offset by an increase in certain liabilities including accrued expenses and other current liabilities and deferred revenue.

Net cash used in operating activities was $40.3 million for the six months ended June 30, 2020, primarily consisting of $45.6 million of net losses, adjusted for certain non-cash items, which primarily included depreciation and amortization expense of $4.5 million and stock-based compensation expense of $2.3 million, as well as a $1.8 million increase in cash consumed by working capital. The increase in cash consumed by working capital was primarily driven by an increase in certain assets including inventory. This increase in cash consumed by working capital was partially offset by a decrease in certain assets including accounts receivable and prepaid expenses and other current assets and an increase in certain liabilities including accounts payable, customer deposits and accrued expenses and other current liabilities.

The majority of our inventory consists of finished goods. Inventory balances may fluctuate during cycles of new product launch, commercialization and planned growth of production and sales of products.

Investing Activities

Net cash used in investing activities was $387.6 million for the six months ended June 30, 2021, primarily consisting of purchases of marketable securities of $281.4 million, offset by proceeds from sales and maturities of marketable securities of $66.7 million. We also paid $168.0 million for acquisitions, and $5.9 million to acquire in-process research and development. We purchased $3.6 million in convertible promissory notes and purchased $1.2 million of property and equipment.

Net cash used in investing activities was $48.7 million for the six months ended June 30, 2020, primarily consisting of purchases of marketable securities of $24.1 million, offset by proceeds from sales and maturities of marketable securities of $74.6 million, as well as purchases of property and equipment for $1.8 million.

Financing Activities

Net cash provided by financing activities was $164.3 million for the six months ended June 30, 2021, consisting primarily of $170.6 million in proceeds from the exercise of public warrants and $3.6 million in proceeds from the exercise of stock options, offset by the repayment of the term loan for $10.0 million.

Net cash provided by financing activities was $0.1 million for the six months ended June 30, 2020, consisting of proceeds from the exercise of employee stock options.

Critical Accounting Policies and Significant Estimates

Other than as described below, there were no material changes in the first six months of 2021 to the information provided under the heading “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks from fluctuations in interest rates and foreign currency translation, which may adversely affect our results of operations and financial condition. We seek to minimize these risks through regular operating and financing activities and, if we consider it to be appropriate, through the use of derivative financial instruments. We do not purchase, hold or sell derivative financial instruments for trading or speculative purposes.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and short-term investment portfolio. Our investment strategy is focused on preserving capital and supporting our liquidity requirements, while earning a reasonable market return. We invest in a variety of U.S. government securities, corporate debt securities, asset-backed securities, and commercial paper. The market value of our marketable securities may decline if current market interest rates rise. As of June 30, 2021, the fair value of our cash, cash equivalents, and short-term investments was $514.5 million. A 10% change in interest rates would have an immaterial impact on the fair value of our investment portfolio. Our marketable securities are recorded at fair value, and gains and losses from these securities are recognized within other comprehensive income as they occur.

Foreign Currency Risk

The majority of our operations in Europe use the local currency as the functional currency. We translate the financial statements of the operations in Europe to United States dollars and as such we are exposed to foreign currency risk. Currently, we do not use foreign currency forward contracts to manage exchange rate risk, as the amount subject to foreign currency risk is not material to our overall operations and results.

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

Changes in Internal Control Over Financial Reporting

We acquired Adaptive 3D on May 7, 2021, Beacon Bio on June 10, 2021, and Aerosint on June 24, 2021. We are in the process of integrating these acquisitions into our system of internal control over financial reporting. Except for the material weaknesses noted above and the acquisitions of Adaptive 3D, Beacon Bio, and Aerosint, there were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, as a public company, we incur significant additional legal, accounting and other expenses that we did not incur as a private company. As we acquire and integrate private companies, we will also incur additional legal, accounting and other expenses. These increased expenditures may make it harder for us to achieve and maintain future profitability. Revenue growth and growth in our customer base may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. While we have generated revenue in the past, we have only recently begun commercial shipments of several of our announced additive manufacturing solutions, some of which are expected to generate a substantial portion of our revenue going forward, and it is difficult for us to predict our future operating results. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Quarterly Report on Form 10-Q, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. As a result, our losses may be larger than anticipated, we may incur significant losses for the foreseeable future, and we may not achieve profitability when expected, or at all, and even if we do, we may not be able to maintain or increase profitability. Furthermore, if our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from our investment in acquiring customers or expanding our operations, this could have a material adverse effect on our business, financial condition and results of operations.

Our limited operating history and rapid growth makes evaluating our current business and future prospects difficult and may increase the risk of your investment.

Much of our growth has occurred in recent periods. Our limited operating history may make it difficult for you to evaluate our current business and our future prospects, as we continue to grow our business. Our ability to forecast our future operating results is subject to a number of uncertainties, including our ability to plan for and model future growth. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly evolving industries, as we continue to grow our business. If our assumptions regarding these uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, our business could suffer, and the trading price of our stock may decline. We intend to derive a substantial portion of our revenues from the sales of a number of products which began commercial shipments in late 2020, and we continue to develop additional products which are in the late stages of development and scheduled to begin commercial shipments in the second half of 2021. There are no assurances that we will be able to secure future business with customers or that such products will begin commercial shipments on our planned timelines.

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

In addition, our revenues and operating results may fluctuate from quarter-to-quarter and year-to-year due to our sales cycle and seasonality among our customers. Generally, our additive manufacturing solutions are subject to the adoption and capital expenditure cycles of our customers. As a result, we typically conduct a larger portion of our business during the fourth quarter of our fiscal year relative to the other quarters. Additionally, for our more complex solutions, which may require additional facilities investment, potential customers may spend a substantial amount of time performing internal assessments prior to making a purchase decision. This may cause us to devote significant effort in advance of a potential sale without any guarantee of receiving any related revenues. As a result, revenues and operating results for future periods are difficult to predict with any significant degree of certainty, which could lead to adverse effects on our inventory levels and overall financial condition.

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

As part of our business strategy, we are acquiring and investing in other companies, patents, technologies, products or services. To the extent we seek to grow our business through acquisitions, we may not be able to successfully identify attractive acquisition opportunities or consummate any such acquisitions if we cannot reach an agreement on commercially favorable terms, if we lack sufficient resources to finance the transaction on our own and cannot obtain financing at a reasonable cost or if regulatory authorities prevent such transaction from being consummated. The identification of potential targets, negotiation with targets and due diligence may divert management’s attention from their day-to-day responsibilities and require the incurrence of related costs. In addition, competition for acquisitions in the markets in which we operate during recent years has increased, and may continue to increase, which may result in an increase in the costs of acquisitions or cause us to refrain from making certain acquisitions. We may not be able to complete future acquisitions on favorable terms, if at all.

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

Several of our announced additive manufacturing solutions are yet to be commercially released. There are often delays in the design, testing, manufacture and commercial release of new products, and any delay in the launch of our products could materially damage our brand, business, growth prospects, financial condition and operating results. Even if we successfully complete the design, testing and manufacture for one or all of our products under development, we may fail to develop a commercially successful product on the timeline we expect for a number of reasons, including:

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

Additionally, we are building out a parts-as-a-service offering for customers, which may present similar challenges to those outlined above with respect to the design, production, and launch of new additive manufacturing solutions. In particular, we may fail to develop a commercially successful offering if we are unable to meet customer needs or industry standards, if we fail to meet customer price expectations, or if our marketing and distribution strategy proves ineffective. If we are unsuccessful in establishing such an offering, sales of our additive manufacturing solutions and our overall operating results could suffer. To date, we have not recognized any material revenues from the parts-as-a-service business model.

Our business activities may be disrupted due to the ongoing impact of the COVID-19 pandemic.

We face various risks and uncertainties related to the ongoing impact of the COVID-19 pandemic. Over the past year, the continued spread of COVID-19 has led to disruption and volatility in the global economy and capital markets, which increases the cost of capital and adversely impacts access to capital. Government-enforced travel bans and business closures around the world have significantly impacted our ability to sell, install and service our additive manufacturing systems at customers around the world. It has, and may continue to, disrupt our third-party contract manufacturers and supply chain. We currently anticipate customer payment delays for our products which could negatively impact our results of operations. We also expect some delays in installation of our products at customers’ facilities, which could lead to postponed revenue recognition for those transactions. In addition, installation delays could prevent us from achieving anticipated consumables revenues due to systems being put into operation later than expected. Furthermore, if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, facility closures, remote working or other restrictions in connection with the COVID-19 pandemic, our operations will likely be adversely impacted.

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

We use, and plan to continue using, different pricing models for different products. For example, we plan to use a hardware-as-a-service annual subscription pricing model for certain new products. Such pricing models are still relatively new to some of our customers and may not be attractive to them, especially in regions where they are less common. If customers resist such pricing models, our revenue may be adversely affected, and we may need to restructure the way in which we charge customers for our products. To date, while we have accepted orders for our Fiber solution with hardware-as-a-service annual subscription pricing, we have not recognized material revenue from such orders, or associated with our hardware-as-a-service annual subscription model in general.

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

Our business model is dependent, in part, on our ability to maintain and increase sales of our proprietary consumables and service contracts as they generate recurring revenues. Existing and future customers of our systems may not purchase our consumables or related service contracts at the rate we expect for certain product lines or at the same rate at which customers currently purchase those consumables and services. In addition, our entry-level systems focused on low-volume production generally use a lower volume of consumables relative to our volume throughput systems focused on high-volume production. If our current and future customers purchase a lower volume of our consumable materials or service contracts, or if our entry-level systems represent an increasing percentage of our future installed customer base, resulting overall in lower purchases of consumables and service contracts on average than our current installed customer base or than we expect, our recurring revenue stream relative to our total revenues would be reduced and our operating results would be adversely affected.

If demand for our products does not grow as expected, or if market adoption of additive manufacturing does not continue to develop, or develops more slowly than expected, our revenues may stagnate or decline, and our business may be adversely affected.

The industrial manufacturing market, which today is dominated by conventional manufacturing processes that do not involve 3D printing technology, is undergoing a shift towards additive manufacturing. We may not be able to develop effective strategies to raise awareness among potential customers of the benefits of additive manufacturing technologies or our products may not address the specific needs or provide the level of functionality or economics required by potential customers to encourage the continuation of this shift towards additive manufacturing. If additive manufacturing technology does not continue to gain broader market acceptance as an alternative to conventional manufacturing processes, or does so more slowly than anticipated, or if the marketplace adopts additive manufacturing technologies that differ from our technologies, we may not be able to increase or sustain the level of sales of our products, and our operating results would be adversely affected as a result.

Reservations for our Production System P-50 solution may not convert to purchase orders.

Our Production System P-50 solution is in the late stages of development, and while select early customers are operational with initial versions of this solution, commercial shipments are not scheduled to begin until the second half of 2021 and may occur later or not at all. As a result, we have accepted reservations for the Production System P-50, most of which are accompanied by a financial deposit. Given the anticipated lead times between reservations and the date of delivery of the Production System P-50s, there is a risk that customers who have placed reservations may ultimately decide not to convert such reservations into purchase orders and take delivery of their reserved Production System P-50 due to potential changes in customer preferences, competitive developments or other factors. As a result, no assurance can be made that reservations will result in the purchase of our Production System P-50s, and any such failure to convert these reservations could harm our business, prospects, financial condition and operating results.

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

In March 2021, we launched our Desktop Health business, which aims to leverage our proprietary additive manufacturing technologies and materials to grow the market for existing applications in the healthcare and dental markets and identify, develop and/or commercialize future solutions for personalized patient care spanning dentistry, orthodontics, dermatology, orthopedics, cardiology, plastic surgery and printed regenerative tissues and grafts. This business operates in a highly competitive space which may make it difficult for us to implement business plans and expectations and identify and realize opportunities. In addition, this business and its technology, products, materials and applications may be subject to strict regulatory requirements in the United States and other countries. The regulatory approval or clearance process may be lengthy and costly, and regulatory requirements may impact the timing of, or our ability to, commercialize the regulated technology, products, materials and applications. The success of this business will also depend on our ability to attract, hire and retain qualified personnel, establish sales, marketing and distribution infrastructure, and establish and maintain supply and manufacturing relationships.

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

Additionally, some of the companies we acquire may not have the same level of information technology systems which may require that we invest significant resources to get those systems to the level of security we require.

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

In addition, we may not be able to continue to obtain insurance coverage on commercially reasonable terms, or at all, our existing policies may be cancelled or otherwise terminated by the insurer, and/or the companies that we acquire may not be eligible for certain types or limits of insurance. Maintaining adequate insurance and successfully accessing insurance coverage that may be due for a claim can require a significant amount of our management’s time, and we may be forced to spend a substantial amount of money in that process.

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

For example, the possibility of an ongoing trade war between the United States and China may impact the cost of raw materials, finished products or components used in our products and our ability to sell our products in China. Other changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment could also adversely affect our business. In addition, the United Kingdom’s exit from the European Union on January 31, 2020 may result in the imposition of tariffs or other trade barriers that could have an adverse impact on our results of operation. Additionally, uncertainty surrounding this transition may have an effect on global economic conditions and the stability of global financial markets, which in turn could have a material adverse effect on our business, financial condition and results of operations. In extreme cases, we could experience interruptions in production due to the processing of customs formalities or reduced customer spending in the wake of weaker economic performance. If global economic conditions remain volatile for a prolonged period or if European economies experience further disruptions, our results of operations could be adversely affected.

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

Our revenues are derived from the sale of additive manufacturing systems and related consumables and services. We have encountered and will continue to encounter challenges experienced by growing companies in a market subject to rapid innovation and technological change. While we intend to invest substantial resources to remain on the forefront of technological development, continuing advances in additive manufacturing technology, changes in customer requirements and preferences and the emergence of new standards, regulations and certifications could adversely affect adoption of our products either generally or for particular applications. Our ability to compete in the additive manufacturing market depends, in large part, on our success in developing and introducing new additive manufacturing systems and technology, in improving our existing products and technology and qualifying new materials which our systems can support. We believe that we must continuously enhance and expand the functionality and features of our products and technologies in order to remain competitive. However, we may not be able to:

•	develop cost-effective new products and technologies that address the increasingly complex needs of prospective customers;
•	enhance our existing products and technologies;

•	respond to technological advances and emerging industry standards and certifications on a cost-effective and timely basis;
•	adequately protect our intellectual property as we develop new products and technologies;
•	identify the appropriate technology or product to which to devote our resources; or
•	ensure the availability of cash resources to fund research and development.

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

We depend on third-party contract manufacturers for the production of several of our additive manufacturing systems. While there are several potential manufacturers for most of these products, several of our products are manufactured, assembled, tested and generally packaged by a limited number of third-party manufacturers. In most cases, we rely on these manufacturers to procure components and, in some cases, subcontract engineering work. Our reliance on a limited number of contract manufacturers involves a number of risks, including:

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

Compliance with regulations for medical devices and solutions is expensive and time-consuming, and failure to obtain or maintain approvals, clearances, or compliance could impact financial projections and/or subject us to penalties or liabilities.

Our Desktop Health products and services, and its healthcare provider customers and distributors, are and will be subject to extensive federal, state, local and foreign regulations, including, without limitation, regulations with respect to approvals and clearances for products, design, manufacturing and testing, labeling, marketing, sales, quality control, and privacy. Unless an exemption applies, we must obtain clearance or approval from the Food and Drug Administration (or comparable foreign regulatory body) before a medical device or solution can be marketed or sold; this process involves significant time, effort and expense. The healthcare market overall is highly regulated and subject to frequent and sudden change. Our failure to secure clearances or approvals or comply with regulations could have an adverse impact on our business and reputation and subject us to lost research and development costs, withdrawal of clearance/approval, operating restrictions, liabilities, fines, penalties and/or litigation.

Risks Related to Intellectual Property

Third-party lawsuits and assertions alleging our infringement of patents, trade secrets or other intellectual property rights may have a significant adverse effect on our financial condition.

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

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012, as amended, or JOBS Act, through December 31, 2021. As an emerging growth company, we may follow reduced disclosure requirements and do not have to make all of the disclosures that public companies that are not emerging growth companies do. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (b) the last day of the fiscal year following the fifth anniversary of the date of the completion of the initial public offering of Trine; (c) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

As of December 31, 2021, we will no longer be able to rely on these exemptions, which could increase the costs and demands placed on our management.

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

The obligations associated with being a public company, particularly once we cease to be an “emerging growth company”, involve significant expenses and require significant resources and management attention, which may divert from our business operations.

We are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal control over financial reporting. Once we cease to be an “emerging growth company”, an attestation report on internal control over financial reporting will be required to be issued by our independent registered public accounting firm. As a result, we will incur increased legal, accounting and other expenses that we did not previously incur. Our entire management team and many of our other employees will need to devote substantial time to compliance and may not effectively or efficiently manage our transition into a public company.

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

Although we vigorously pursue favorable outcomes, we can provide no assurance as to the outcome of any current or future lawsuits or allegations, and any such actions may result in judgments against us for significant damages. Resolution of any such matters can be prolonged and costly, and the ultimate results or judgments are uncertain due to the inherent uncertainty in litigation and other proceedings. In addition, the additive manufacturing industry has been, and may continue to be, litigious, particularly with respect to intellectual property claims. Moreover, our potential liabilities are subject to change over time due to new developments, changes in settlement strategy or the impact of evidentiary requirements. Regardless of the outcome, litigation has resulted in the past, and may result in the future, in significant legal expenses and require significant attention and resources of management. As a result, any present or future litigation that may be brought against us by any third party could result in losses, damages and expenses that have a significant adverse effect on our financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended June 30, 2021, the registrant issued an aggregate of 21,861 shares of Class A common stock upon the exercise of stock options to employees and non-employees for aggregate consideration of approximately $0.2 million. These securities were issued in reliance on Rule 701 promulgated under the Securities Act or pursuant to Section 4(a)(2) of the Securities Act.

During the three months ended June 30, 2021, the registrant issued an aggregate of 34,749 shares of Class A common stock upon the vesting of restricted stock units held by employees and non-employees. These securities were issued in reliance on Rule 701 promulgated under the Securities Act or pursuant to Section 4(a)(2) of the Securities Act.

During the three months ended June 30, 2021, the registrant issued an aggregate of 4,013,198 shares of Class A common stock in consideration for the acquisitions of Adaptive 3D and Aerosint. These securities were issued pursuant to Section 4(a)(2) of the Securities Act.

All other issuances of unregistered securities by us during the three months ended June 30, 2021 have been included previously in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

The following table sets forth purchases of our common stock for the three months ended June 30, 2021:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
April 1, 2021 through April 30, 2021	2,240	$11.81	—	—
May 1, 2021 through May 31, 2021	4,691	$13.68	—	—
June 1, 2021 through June 30, 2021	—	$—	—	—
Total	6,931		—

(1) All of the shares were withheld from employees in satisfaction of minimum tax withholding obligations associated with the issuance of shares of Class A common stock in connection with acquisitions during the period.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

The exhibits listed in the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q and are incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Exhibit		Form	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of August 26, 2020, by and among the Company, Sparrow Merger Sub, Inc. and Legacy Desktop Metal	10-K	2.1	3/15/2021
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of September 11, 2020, by and among the Company, Sparrow Merger Sub, Inc. and Legacy Desktop Metal	10-K	2.2	3/15/2021
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)			*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)			*
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350			*
101.INS	Inline XBRL Instance Document			*
101.SCH	Inline XBRL Taxonomy Extension Schema Document			*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document			*
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document			*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document			*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)			*
*	Filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESKTOP METAL, INC.

Date: August 11, 2021	By:	/s/ Ric Fulop
Ric Fulop
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2021	By:	/s/ James Haley
James Haley
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)