Form 10-Q
period 2021-09-30
Desktop Metal, Inc.
filed 2021-11-15
CIK 1754820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, there were 311,014,335 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DESKTOP METAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$131,676	$483,525
Short‑term investments	292,272	111,867
Accounts receivable	22,878	6,516
Inventory	32,730	9,708
Prepaid expenses and other current assets	7,250	976
Total current assets	486,806	612,592
Restricted cash	676	612
Property and equipment, net	23,782	12,160
Capitalized software, net	179	312
Goodwill	262,343	2,252
Intangible assets, net	180,129	9,102
Other noncurrent assets	17,679	4,879
Total Assets	$971,594	$641,909
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,985	$7,591
Customer deposits	2,876	1,480
Current portion of lease liability	2,677	868
Accrued expenses and other current liabilities	20,686	7,565
Deferred revenue	5,530	3,004
Current portion of long‑term debt, net of deferred financing costs	1,030	9,991
Total current liabilities	49,784	30,499
Long-term debt, net of current portion	680	—
Warrant liability	—	93,328
Contingent consideration, net of current portion	4,528	—
Lease liability, net of current portion	7,802	2,157
Deferred tax liability	7,881	—
Other noncurrent liabilities	1,417	—
Total liabilities	72,092	125,984
Commitments and Contingences (Note 16)
Stockholders’ Equity
Preferred Stock, $0.0001 par value—authorized, 50,000,000 shares; no shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Common Stock, $0.0001 par value—500,000,000 shares authorized; 261,914,672 and 226,756,733 shares issued at September 30, 2021 and December 31, 2020, respectively, 261,567,100 and 224,626,597 shares outstanding at September 30, 2021 and December 31, 2020, respectively	26	23
Additional paid‑in capital	1,398,039	844,188
Accumulated deficit	(497,444)	(328,277)
Accumulated other comprehensive income (loss)	(1,119)	(9)
Total Stockholders’ Equity	899,502	515,925
Total Liabilities and Stockholders’ Equity	$971,594	$641,909

See notes to condensed consolidated financial statements

DESKTOP METAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues
Products	$23,949	$1,888	$51,820	$6,113
Services	1,489	639	3,908	1,988
Total revenues	25,438	2,527	55,728	8,101
Cost of sales
Products	20,450	3,732	46,427	18,145
Services	1,033	1,096	3,561	3,365
Total cost of sales	21,483	4,828	49,988	21,510
Gross profit/(loss)	3,955	(2,301)	5,740	(13,409)
Operating expenses
Research and development	19,311	9,195	45,820	31,362
Sales and marketing	13,224	2,542	29,567	9,994
General and administrative	19,833	5,415	46,821	11,004
In-process research and development assets acquired	15,181	—	25,581	—
Total operating expenses	67,549	17,152	147,789	52,360
Loss from operations	(63,594)	(19,453)	(142,049)	(65,769)
Change in fair value of warrant liability	—	—	(56,576)	—
Interest expense	(12)	(98)	(137)	(253)
Interest and other (expense) income, net	(3,796)	94	(3,166)	995
Loss before income taxes	(67,402)	(19,457)	(201,928)	(65,027)
Income tax benefit	523	—	32,761	—
Net loss	$(66,879)	$(19,457)	$(169,167)	$(65,027)
Net loss per share—basic and diluted	$(0.26)	$(0.12)	$(0.67)	$(0.41)
Weighted average shares outstanding, basic and diluted	260,555,655	159,968,300	251,467,644	158,120,826

See notes to condensed consolidated financial statements.

DESKTOP METAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net loss	(66,879)	(19,457)	$(169,167)	$(65,027)
Other comprehensive (loss) income, net of taxes:
Unrealized gain (loss) on available-for-sale marketable securities, net	(7)	(43)	(11)	(70)
Foreign currency translation adjustment	(1,216)	—	(1,099)	—
Total comprehensive loss, net of taxes of $0	(68,102)	(19,500)	$(170,277)	$(65,097)

See notes to condensed consolidated financial statements.

DESKTOP METAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share amounts)

	Three Months Ended September 30, 2021
					Accumulated
					Other
	Common Stock		Additional		Comprehensive	Total
	Voting		Paid‑in	Accumulated	(Loss)	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
BALANCE—July 1, 2021	259,545,731	$26	$1,387,779	$(430,565)	$104	$957,344
Exercise of Common Stock options	1,615,484	—	1,576	—	—	1,576
Vesting of restricted Common Stock	295,599	—	—	—	—	—
Vesting of restricted stock units	259,735	—	—	—	—	—
Net share settlement related to employee tax withholdings upon vesting of restricted stock units	(40,299)	—	(309)	—	—	(309)
Issuance of Common Stock for acquisitions	—	—	—	—	—	—
Issuance of common stock for acquired in-process research and development	—	—	—	—	—	—
Net share settlement related to employee tax withholdings upon vesting of restricted stock awards	(109,150)	—	(958)	—	—	(958)
Stock‑based compensation expense	—	—	9,951	—	—	9,951
Net loss	—	—	—	(66,879)	—	(66,879)
Other comprehensive income (loss)	—	—	—	—	(1,223)	(1,223)
BALANCE—September 30, 2021	261,567,100	$26	$1,398,039	$(497,444)	$(1,119)	$899,502

	Nine Months Ended September 30, 2021
					Accumulated
					Other
	Common Stock		Additional		Comprehensive	Total
	Voting		Paid‑in	Accumulated	(Loss)	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
BALANCE—January 1, 2021	224,626,597	$23	$844,188	$(328,277)	$(9)	$515,925
Exercise of Common Stock options	4,462,218	—	5,241	—	—	5,241
Vesting of restricted Common Stock	407,629	—	—	—	—	—
Vesting of restricted stock units	303,656	—	—	—	—	—
Net settlement of shares related to employee tax withholdings upon vesting of restricted stock units	(49,471)	—	(454)	—	—	(454)
Issuance of Common Stock for acquisitions	9,049,338	1	208,988	—	—	208,989
Issuance of common stock for acquired in-process research and development	334,370	—	4,300	—	—	4,300
Net share settlement related to employee tax withholdings upon vesting of restricted stock awards	(109,150)	—	(958)			(958)
Stock‑based compensation expense	—	—	16,167	—	—	16,167
Vesting of Trine Founder shares	1,850,938	—	—	—	—	—
Exercise of warrants	20,690,975	2	320,567	—	—	320,569
Net loss	—	—	—	(169,167)	—	(169,167)
Other comprehensive income (loss)	—	—	—	—	(1,110)	(1,110)
BALANCE—September 30, 2021	261,567,100	$26	$1,398,039	$(497,444)	$(1,119)	$899,502

	Three Months Ended September 30, 2020
							Accumulated
							Other
	Legacy Convertible		Common Stock		Additional		Comprehensive	Total
	Preferred Stock		Voting		Paid‑in	Accumulated	(Loss)	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
BALANCE—July 1, 2020	100,038,109	$436,533	29,937,631	$3	$21,254	$(339,832)	$48	$(318,527)
Retroactive application of recapitalization (Note 1)	(100,038,109)	(436,533)	128,792,027	13	434,672	—	—	434,685
Adjusted balance, beginning of period	—	—	158,729,658	16	455,926	(339,832)	48	116,158
Exercise of Common Stock options	—	—	184,447	—	131	—	—	131
Vesting of restricted Common Stock	—	—	1,751,364	—	2	—	—	2
Stock‑based compensation expense	—	—	—	—	1,895	—	—	1,895
Common Stock warrants issued	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(19,457)	—	(19,457)
Other comprehensive income (loss)	—	—	—	—	—	—	(43)	(43)
BALANCE—September 30, 2020	—	$—	160,665,469	$16	$457,954	$(359,289)	$5	$98,686

	Nine Months Ended September 30, 2020
							Accumulated
							Other
	Legacy Convertible		Common Stock		Additional		Comprehensive	Total
	Preferred Stock		Voting		Paid‑in	Accumulated	(Loss)	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
BALANCE—January 1, 2020	100,038,109	$436,533	26,813,113	$3	$16,722	$(294,262)	$75	$(277,462)
Retroactive application of recapitalization (Note 1)	(100,038,109)	(436,533)	128,100,821	13	436,520	—	—	436,533
Adjusted balance, beginning of period	—	—	154,913,934	16	453,242	(294,262)	75	159,071
Exercise of Common Stock options	—	—	499,256	—	267	—	—	267
Vesting of restricted Common Stock	—	—	5,252,279	—	6	—	—	6
Stock‑based compensation expense	—	—	—	—	4,228	—	—	4,228
Common Stock warrants issued	—	—	—	—	211	—	—	211
Net loss	—	—	—	—	—	(65,027)	—	(65,027)
Other comprehensive income (loss)	—	—	—	—	—	—	(70)	(70)
BALANCE—September 30, 2020	—	$—	160,665,469	$16	$457,954	$(359,289)	$5	$98,686

See notes to condensed consolidated financial statements.

DESKTOP METAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(169,167)	$(65,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,576	6,525
Stock‑based compensation	16,167	4,228
Change in fair value of warrant liability	56,576	—
Change in fair value of subscription agreement liability	2,920	—
Expense related to Common Stock warrants issued	—	43
Amortization (accretion) of discount on investments	2,189	34
Amortization of debt financing cost	9	14
Provision for bad debt	316	333
Acquired in-process research and development	25,581	—
(Gain) loss on disposal of property and equipment	19	10
Net increase in accrued interest related to marketable securities	(414)	162
Net unrealized loss on equity investment	1,880	—
Net unrealized gain on other investments	(639)	—
Deferred tax benefit	(32,761)	—
Change in fair value of contingent consideration	(166)	—
Changes in operating assets and liabilities:
Accounts receivable	(8,476)	2,881
Inventory	(11,067)	(1,958)
Prepaid expenses and other current assets	(3,096)	1,082
Other assets	(118)	—
Accounts payable	4,243	(5,800)
Accrued expenses and other current liabilities	(9,294)	430
Customer deposits	(1,298)	(547)
Deferred revenue	1,295	(1,094)
Change in right of use assets and lease liabilities, net	(340)	(243)
Other liabilities	6	—
Net cash used in operating activities	(110,059)	(58,927)
Cash flows from investing activities:
Purchases of property and equipment	(4,145)	(1,039)
Purchase of other investments	(3,620)	—
Purchase of equity investment	(20,000)	—
Purchase of marketable securities	(330,873)	(62,810)
Proceeds from sales and maturities of marketable securities	163,882	94,116
Cash paid to acquire in-process research and development	(21,220)	—
Cash paid for acquisitions, net of cash acquired	(191,146)	—
Net cash (used in) provided by investing activities	(407,122)	30,267
Cash flows from financing activities:
Proceeds from the exercise of stock options	5,241	255
Proceeds from the exercise of stock warrants	170,665	—
Payment of taxes related to net share settlement upon vesting of restricted stock units	(454)	—
Proceeds from PPP loan	—	5,379
Repayment of PPP loan	—	(5,379)
Repayment of term loan	(10,000)	—
Deferred financing costs paid	—	(400)
Net cash provided by (used in) financing activities	165,452	(145)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(351,729)	(28,805)
Effect of exchange rate changes	(56)	—
Cash and cash equivalents at beginning of period	483,525	66,161
Restricted cash at beginning of period	612	612

	Nine Months Ended September 30,
	2021	2020
Cash and cash equivalents at end of period	131,676	37,356
Restricted cash at end of period	676	612
Total cash, cash equivalents and restricted cash, end of period	$132,352	$37,968

Supplemental cash flow information:
Interest paid	$137	$253
Taxes paid	$150	$—

Non‑cash investing and financing activities:
Net unrealized loss on investments	$11	$—
Exercise of private placement warrants	$149,904	$—
Common Stock issued for acquisitions	$208,989	$—
Common Stock issued for acquisition of in-process research and development	$4,300	$—
Cash held back in acquisitions	$50	$—
Additions to right of use assets and lease liabilities	$891	$—
Purchase of property and equipment included in accounts payable	$77	$—
Purchase of property and equipment included in accrued expense	$33	$79
Contingent consideration in connection with acquisitions	$6,083	$—
Taxes related to net share settlement upon vesting of restricted stock awards in accrued expense	$958	$—
Forgiveness of PPP Loan	$3,376	$—

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

ExOne Business Combination

On November 12, 2021, the Company acquired The ExOne Company and its affiliates (“ExOne”) pursuant to an Agreement and Plan of Merger dated August 12, 2021. The acquisition of ExOne extends the Company’s product platforms with complementary solutions to create a comprehensive portfolio combining throughput, flexibility, and materials breadth while allowing customers to optimize production based on their specific application needs. The Company acquired all of ExOne’s outstanding common stock for an aggregate purchase price of $601.2 million, consisting of $191.4 paid in cash and 48,218,063 shares of Common Stock with a fair value of $409.8 million as of the close of business on the transaction date. The Company also granted 86,020 incentive stock options with a weighted-average exercise price of $4.47 to certain employees of ExOne in exchange for unvested ExOne stock options. The acquisition will be accounted for as a business combination using the acquisition method of accounting. The Company is currently finalizing the allocation of the purchase price and expects the purchase price to be allocated primarily to goodwill and intangible assets.

Risks and Uncertainties

The Company is subject to a number of risks similar to those of other companies of similar size in its industry, including, but not limited to, the need for successful development of products, the need for additional funding, competition from substitute products and services from larger companies, protection of proprietary technology, patent litigation, dependence on key individuals, and risks associated with changes in information technology. The Company has financed its operations to date primarily with proceeds from the sale of preferred stock and the Business Combination. The Company’s long-term success is dependent upon its ability to successfully market its products and services; generate revenue; maintain or reduce its operating costs and expenses; meet its obligations; obtain additional capital when needed; and, ultimately, achieve profitable operations. Management believes that existing cash and investments as of September 30, 2021 will be sufficient to fund operating and capital expenditure requirements through at least twelve months from the date of issuance of these consolidated financial statements.

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

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a disease caused by a novel strain of the coronavirus (“COVID-19”) to be a pandemic. As of September 30, 2021, the impact of the COVID-19 pandemic continues to unfold and there has been uncertainty and disruption in the global economy and financial markets. The Company has considered the COVID-19 pandemic related impacts on its estimates, as appropriate, within its consolidated financial statements and there may be changes to those estimates in future periods.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the financial statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020. See the below discussion of changes to the Company’s policies for foreign currency translation, products revenue and services revenue, warranty reserve, intangible assets, asset acquisitions, and contingent consideration, due to 2021 business combinations and asset acquisitions. There have been no other changes to the Company’s significant accounting policies during the first nine months of fiscal year 2021.

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

Transactions in foreign currencies are recorded at the rate of exchange at the transaction date. Assets and liabilities resulting from these transactions are translated at the rate of exchange in effect at the balance sheet date. All such differences are recorded in Interest and other income, net in the condensed consolidated statements of operations.

Products Revenue and Services Revenue

Products revenue include sales of the Company’s additive manufacturing systems, along with the sale of related accessories and consumables, as well as parts produced by the Company’s direct manufacturing solutions. Consumables are primarily comprised of materials, which are used by the 3D printers during the printing process to produce parts, as well as replacement parts for items consumed during system operations. Certain on-device software is embedded with the hardware and sold with the product bundle and is included within product revenue. Revenue from products is recognized upon transfer of control, which is generally at the point of shipment.

Services revenue consists of installation, training, and post-installation hardware and software support, various software solutions the Company offers to facilitate the operation of the Company’s products, and research and development services. The Company offers multiple software products, which are licensed through either a cloud-based solution and/or local software, depending on the product. For the cloud-based solution, which the customer does not have the right to take possession of, the Company provides an annual subscription for customer access which is renewable at expiration. The revenue from the cloud-based solution is recognized ratably over the annual term as the Company considers the services provided under the cloud-based solution to be a series of distinct performance obligations, as the Company provides continuous daily access to the cloud solution. For local software subscriptions, the Company recognizes revenue once the customer has been given access to the software.

Revenue under research and development service contracts is generally recognized over time where progress is measured in a manner that reflects the transfer of control of the promised goods or services to the customer. Depending on the facts and circumstances surrounding each research and development service contract, revenue is recognized over time using either an input measure (based on the entity’s direct costs incurred in an effort to satisfy the performance obligations) or an output measure (specifically units or parts delivered, based upon certain customer acceptance and delivery requirements).

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

The Company determines revenue recognition through the following steps:

●	Identification of the contract, or contracts, with a customer
●	Identification of the performance obligations in the contract
●	Determination of the transaction price
●	Allocation of the transaction price to the performance obligations in the contract
●	Recognition of revenue when, or as, the Company satisfies a performance obligation

Nature of Products and Services

The Company sells its products primarily through authorized resellers, independent sales agents, and its own sales force. Revenue from hardware, consumables, and produced parts is recognized upon transfer of control, which is generally at the point of shipment.

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

Significant Judgements

The Company enters into contracts with customers that can include various combinations of hardware products, software licenses, and services, which are distinct and accounted for as separate performance obligations. Products or services that are promised to a customer can be considered distinct if both of the following criteria are met: (i) the customer can benefit from the products or services either on its own or together with other readily available resources and (ii) the Company’s promise to transfer the products, software, or services to the customer is separately identifiable from other promises in the contract. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgement.

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

Grants

The Company recognizes grants or subsidies from governments and other organizations when there is reasonable assurance that the Company will comply with any conditions attached to the grant arrangement and the grant will be received. The Company evaluates the conditions of the grant as of each reporting period to ensure that the Company has reached reasonable assurance of meeting the conditions of each grant arrangement and that it is expected that the grant will be received as a result of meeting the necessary conditions. Grants are recognized in the consolidated statements of operations on a systematic basis over the periods in which the Company recognized the related costs for which the grant is intended to compensate. Specifically, when government grants are related to reimbursements for cost operating expenses, the grants are recognized as a reduction of the related expense in the consolidated statements of operations.

The Company records grant receivables in the consolidated balance sheets in prepaid expenses and other current assets or other non-current assets, depending on when the amounts are expected to be received from the government agency. Proceeds received from grants prior to expenditures being incurred are recorded as restricted cash as well as other current liabilities or other long-term liabilities, depending on when the Company expects to use the proceeds.

The Company classifies in the consolidated statements of cash flows grant proceeds received in advance of spending for qualified expenditures as a cash flow from financing activities, as the proceeds are used to assist in funding future expenditures. Grant proceeds received as reimbursements for operating expenditures previously incurred are classified in cash flows from operating activities.

Warranty Reserve

Substantially all of the Company’s hardware and software products are covered by a standard assurance warranty of one year within the United States and 13 months internationally, and estimated warranty obligations are recorded as an expense at the time of revenue recognition. In the event of a failure of hardware product or software covered by this warranty, the Company will repair or replace the software or hardware product. For certain products, the Company offers customers an optional extended warranty after the initial warranty period. The optional extended warranty is accounted for as a service-type warranty; therefore, costs are recognized as incurred and revenue is recognized over the service-type warranty period.

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

Substantially all of the Company’s produced parts are covered by standard warranties of one to five years, depending on the product. In the event a product does not meet the requested specifications or has a defect in materials or workmanship, the Company will remake or adjust the product at no additional cost within the specified warranty period. The Company’s produced parts warranty reserve is accounted for based on historical cost of rework.

Property and Equipment

Property and equipment is stated at cost. Expenditures for repairs and maintenance are expensed as incurred. When assets are retired or disposed of, the assets and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is included in the determination of net income or loss.

Depreciation is expensed using the straight-line method over the estimated useful lives of the assets as follows:

Asset Classification	Useful Life
Equipment	2-20 years
Buildings	15 years
Automobiles	2-7 years
Furniture and fixtures	3-10 years
Computer equipment	3 years
Tooling	3 years
Software	2-3 years
Leasehold improvements	Shorter of asset’s useful life or remaining life of the lease

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

Recent Accounting Guidance Not Yet Adopted

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which eliminates the performance of Step 2 from the goodwill impairment test. In performing its annual or interim impairment testing, an entity will instead compare the fair value of the reporting unit with its carrying amount and recognize any impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. As a smaller reporting company pursuant to Rule 12b-2 of the Securities

Exchange Act of 1934, as amended, these changes become effective for the Company on January 1, 2022. The Company is currently evaluating the potential impact of these changes on the condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses. This ASU added a new impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. The CECL model applies to most debt instruments, trade receivables, lease receivables, financial guarantee contracts, and other loan commitments. The CECL model does not have a minimum threshold for recognition of impairment losses and entities will need to measure expected credit losses on assets that have a low risk of loss. As a smaller reporting company pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended, these changes become effective for the Company on January 1, 2022. The Company is currently evaluating the potential impact of these changes on the condensed consolidated financial statements.

3. ACQUISITIONS

2021 Acquisitions

Acquisition of EnvisionTEC

On February 16, 2021, the Company acquired EnvisionTEC, Inc. and its subsidiaries (“EnvisionTEC”) pursuant to a Purchase Agreement and Plan of Merger dated January 15, 2021. This acquisition adds a comprehensive portfolio in additive manufacturing across metals, polymers and composites and grow distribution channels both in quantity and through the addition of a vertically-focused channel. The Company paid consideration of $143.8 million in cash and issued 5,036,142 shares of the Company’s Common Stock with a fair value of $159.8 million as of the close of business on the transaction date.

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

The acquisition date fair value of the consideration transferred is as follows (in thousands):

Total Acquisition Date Fair Value
Cash consideration	$143,788
Equity consideration	159,847
Total consideration transferred	$303,635

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed (in thousands):

At February 16, 2021
Assets acquired:
Cash and cash equivalents	$859
Restricted cash	5,004
Accounts receivable	2,982
Inventory	8,852
Prepaid expenses and other current assets	1,081
Restricted cash - noncurrent	285
Property and equipment	1,440
Intangible assets	137,300
Other noncurrent assets	1,801
Total assets acquired	$159,604
Liabilities assumed:
Accounts payable	$1,443
Customer deposits	2,461
Current portion of lease liability	605
Accrued expenses and other current liabilities	13,711
Liability for income taxes	480
Deferred revenue	300
Current portion of long-term debt	898
Long-term debt	285
Deferred tax liability	32,966
Lease liability, net of current portion	1,189
Total liabilities assumed	$54,338
Net assets acquired	$105,266

Goodwill	$198,369
Total net assets acquired	$303,635

The estimated useful lives of the identifiable intangible assets acquired is as follows:

	Gross Value	Estimated Life
Acquired technology	$77,800	7 – 12 years
Trade name	8,600	13 years
Customer relationships	50,900	10 years
Total intangible assets	$137,300

The goodwill resulting from the purchase price allocation is attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset) and the expected synergistic benefits of expanding the combined companies’ target markets both geographically and across industries. $36.6 million of the goodwill recognized is deductible for income tax purposes. The Company incurred $4.8 million of acquisition-related and other transactional charges related to this acquisition, which are included in general and administrative expenses in the condensed consolidated statements of operations.

EnvisionTEC’s results are included in the Company’s consolidated results for the period from February 16, 2021 to September 30, 2021. For this period, EnvisionTEC’s net revenues were approximately $24.2 million and net loss was approximately $8.2 million.

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

The acquisition date fair value of the consideration transferred is as follows (in thousands):

Total Acquisition Date Fair Value
Cash consideration	$24,083
Equity consideration	37,693
Total consideration transferred	$61,776

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed (in thousands):

At May 7, 2021
Assets acquired:
Cash and cash equivalents	$2,852
Restricted cash	4,046
Accounts receivable	504
Inventory	305
Prepaid expenses and other current assets	462
Property and equipment	558
Intangible assets	27,300
Other noncurrent assets	654
Total assets acquired	$36,681
Liabilities assumed:
Accounts payable	$280
Customer deposits
Current portion of lease liability	151
Accrued expenses and other current liabilities	4,146
PPP loan payable	311
Deferred revenue	12
Lease liability, net of current portion	502
Deferred tax liability	4,768
Total liabilities assumed	$10,170
Net assets acquired	$26,511

Goodwill	$35,265
Total net assets acquired	$61,776

The estimated useful lives of the identifiable intangible assets acquired is as follows:

	Gross Value	Estimated Life
Acquired technology	$27,000	14 years
Trade name	300	5 years
Total intangible assets	$27,300

The goodwill resulting from the purchase price allocation is attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset) and the expected synergistic benefits of expanding the combined companies’ target markets both geographically and across industries. The goodwill recognized is not deductible for income tax purposes. The Company incurred $0.3 million of acquisition-related and other transactional charges related to this acquisition, which are included in general and administrative expenses in the condensed consolidated statements of operations.

Adaptive 3D’s results are included in the Company’s consolidated results for the period from May 7, 2021 to September 30, 2021. For this period, Adaptive 3D’s revenues were approximately $0.6 million, and its net loss was approximately $2.8 million.

Acquisition of Aerosint

On June 24, 2021, the Company entered into a Share Purchase Agreement with DM Belgium BV/SRL, Aerosint SA, the sellers named therein and representatives of such sellers (collectively “Aerosint”), pursuant to which the Company acquired all outstanding securities of Aerosint. Through this acquisition, the Company expands its portfolio of technologies with the addition of multi-material printing capabilities. The total purchase price is $23.8 million, consisting of $6.2 million paid in cash, 879,922 shares of the Company’s Common Stock with a fair value of $11.5 million as of the close of business on the transaction date, and contingent consideration with a fair value of $6.1 million as of the acquisition date. The Company may be required to pay this contingent consideration based on the achievement of revenue metrics and technical milestones over the three-year period following the transaction date.

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

The Aerosint Acquisition included contingent consideration related to revenue metrics and technical milestones, of which $1.4 million is expected to be paid out over the next twelve months and is therefore classified as a current liability. The Company will pay up to $5.5 million of contingent consideration based on stated revenue metrics, which had a fair value of $4.6 million as of the date of acquisition, and a fair value of $4.5 million as of September 30, 2021. If Aerosint reaches certain product mass production technical milestones, the Company will pay out a maximum of $2.0 million in contingent consideration, which had a fair value of $1.5 million as of the date of acquisition, and a fair value of $1.4 million as of September 30, 2021. As of the date of acquisition, the fair value of the short-term liability was $1.4 million, and the long-term liability was $4.7 million, which the Company recorded in accrued expenses and other current liabilities and contingent consideration, net of current portion, on the condensed consolidated balance sheets. As of September 30, 2021, $1.4 million of contingent consideration is recorded in accrued expenses and other current liabilities and $4.5 million is recorded in contingent consideration, net of current portion, in the condensed consolidated balance sheets.

The acquisition date fair value of the consideration transferred is as follows (in thousands):

Total Acquisition Date Fair Value
Cash consideration	$6,220
Equity consideration	11,448
Contingent consideration	6,083
Total consideration transferred	$23,751

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed (in thousands):

At June 24, 2021
Assets acquired:
Cash and cash equivalents	$419
Accounts receivable	34
Inventory	166
Prepaid expenses and other current assets	697
Property and equipment	369
Intangible assets	11,726
Other noncurrent assets	336
Total assets acquired	$13,747
Liabilities assumed:
Accounts payable	$58
Customer deposits	283
Current portion of lease liability	100
Accrued expenses and other current liabilities	169
Deferred revenue	810
Lease liability, net of current portion	226
Deferred tax liability	2,931
Total liabilities assumed	$4,577
Net assets acquired	$9,170

Goodwill	$14,581
Total net assets acquired	$23,751

The estimated useful lives of the identifiable intangible assets acquired is as follows:

	Gross Value	Estimated Life
Acquired technology	$11,547	11.5 years
Trade name	179	4.5 years
Total intangible assets	$11,726

The goodwill resulting from the purchase price allocation is attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset) and the expected synergistic benefits of expanding the combined companies’ target markets both geographically and across industries. The goodwill recognized is not deductible for income tax purposes. The Company incurred $0.9 million of acquisition-related and other transactional charges related to this acquisition, which are included in general and administrative expenses in the condensed consolidated statements of operations.

Aerosint’s results are included in the Company’s consolidated results for the period from June 24, 2021 to September 30, 2021. For this period, Aerosint’s revenues were immaterial and net loss was $0.2 million.

Acquisition of Dental Arts Labs

On July 30, 2021, the Company acquired Dental Arts Laboratories, Inc., (“Dental Arts Labs”) pursuant to a Stock Purchase Agreement of the same date, expanding its portfolio in additive manufacturing within the healthcare and dental industry. The purchase price was $26.3 million paid in cash. The Company also issued 1,190,468 restricted stock units with a grant date fair value of $11.0 million, which are subject to a four-year vesting period and continuing employment. The Company will recognize compensation expense for these restricted stock units over the vesting period.

The acquisition is accounted for as a business combination using the acquisition method of accounting. The total purchase price was allocated to the identifiable assets acquired and liabilities assumed based on the Company’s preliminary estimates of their fair values on the acquisition date. The fair values assigned to Dental Arts Labs’ tangible and intangible assets and liabilities assumed, and the related deferred tax assets and liabilities, are considered preliminary and are based on the information available at the date of the acquisition. The Company is in the process of finalizing its purchase price allocation, and the tax basis of the assets and liabilities acquired. This may result in potential adjustments to the carrying value of the respective recorded assets and liabilities, establishment of certain intangible assets, revisions of useful lives of intangible assets, establishment of potential acquisition contingencies, and the determination of any residual amount that will be allocated to goodwill. Adjustments that impact the deferred tax liability recorded in the business combination could result in an increase or decrease in the Company’s recorded valuation allowance that will be recognized in the accompanying statement of operations.

The acquisition date fair value of the consideration transferred is as follows (in thousands):

Total Acquisition Date Fair Value
Cash consideration	$26,292
Total consideration transferred	$26,292

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed (in thousands):

At July 30, 2021
Assets acquired:
Cash and cash equivalents	$858
Accounts receivable	3,707
Inventory	2,438
Prepaid expenses and other current assets	3,853
Property and equipment	8,643
Intangible assets	5,000
Other noncurrent assets	4,636
Total assets acquired	$29,135
Liabilities assumed:
Accounts payable	$1,949
Current portion of lease liability	535
Accrued expenses and other current liabilities	1,795
Current portion of long‑term debt	3,888
Long‑term debt	3
Lease liability, net of current portion	3,762
Total liabilities assumed	$11,932
Net assets acquired	$17,203

Goodwill	$9,089
Total net assets acquired	$26,292

The estimated useful lives of the identifiable intangible assets acquired is as follows:

	Gross Value	Estimated Life
Trade name	$1,300	9.5 years
Customer relationships	3,700	10.5 years
Total intangible assets	$5,000

The goodwill resulting from the purchase price allocation is attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset) and the expected synergistic benefits of expanding the combined companies’ target markets both geographically and across industries. The goodwill recognized is deductible for income tax purposes. The Company incurred $0.6 million of acquisition-related and other transactional charges related to this acquisition, which are included in general and administrative expenses in the condensed consolidated statements of operations.

Dental Arts Labs’ results are included in the Company’s consolidated results for the period from July 30, 2021 to September 30, 2021. For this period, Dental Arts Labs’ revenues were $5.6 million and net loss was $0.4 million.

Acquisition of A.I.D.R.O.

On September 7, 2021, the Company purchased the entire corporate capital of A.I.D.R.O. Srl (“A.I.D.R.O.”) pursuant to a Stock Purchase Agreement dated July 2, 2021. This acquisition expands the Company’s parts production capabilities and application expertise in the hydraulics industry. The purchase price for the A.I.D.R.O. acquisition was $5.6 million paid in cash, of which $4.8 million was paid at closing and the remaining $0.8 million was deposited to an escrow account subsequent to September 30, 2021. The Company also issued 364,050 restricted stock units with a grant date fair value of $3.2 million, which are subject to a four-year vesting period and continuing employment. The Company will recognize compensation expense for these restricted stock units over the vesting period.

The acquisition is accounted for as a business combination using the acquisition method of accounting. The total purchase price was allocated to the identifiable assets acquired and liabilities assumed based on the Company’s preliminary estimates of their fair values on the acquisition date. The fair values assigned to A.I.D.R.O.’s tangible and intangible assets and liabilities assumed, and the related deferred tax assets and liabilities, are considered preliminary and are based on the information available at the date of the acquisition. The Company is in the process of finalizing its purchase price allocation, and the tax basis of the assets and liabilities acquired. This may result in potential adjustments to the carrying value of the respective recorded assets and liabilities, establishment of certain intangible assets, revisions of useful lives of intangible assets, establishment of potential acquisition contingencies, and the determination of any residual amount that will be allocated to goodwill. Adjustments that impact the deferred tax liability recorded in the business combination could result in an increase or decrease in the Company’s recorded valuation allowance that will be recognized in the accompanying statement of operations.

The acquisition date fair value of the consideration transferred is as follows (in thousands):

Total Acquisition Date Fair Value
Cash consideration	$5,649
Total consideration transferred	$5,649

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed (in thousands):

At September 7, 2021
Assets acquired:
Cash and cash equivalents	$855
Accounts receivable	966
Inventory	906
Prepaid expenses and other current assets	412
Property and equipment	691
Intangible assets	1,080
Other noncurrent assets	1,100
Total assets acquired	$6,010
Liabilities assumed:
Accounts payable	$1,307
Current portion of lease liability	72
Accrued expenses and other current liabilities	508
Current portion of long-term debt, net of deferred financing costs	138
Long‑term debt	764
Lease liability, net of current portion	750
Deferred tax liability	75
Other noncurrent liabilities	228
Total liabilities assumed	$3,842
Net assets acquired	$2,168

Goodwill	$3,481
Total net assets acquired	$5,649

The estimated useful lives of the identifiable intangible assets acquired is as follows:

	Gross Value	Estimated Life
Trade name	142	4 years
Customer Relationships	938	15 years
Total intangible assets	$1,080

The goodwill resulting from the purchase price allocation is attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset) and the expected synergistic benefits of expanding the combined companies’ target markets both geographically and across industries. The goodwill recognized is not deductible for income tax purposes. The Company incurred $0.4 million of acquisition-related and other transactional charges related to this acquisition, which are included in general and administrative expenses in the condensed consolidated statements of operations.

A.I.D.R.O.’s results are included in the Company’s consolidated results for the period from September 7, 2021 to September 30, 2021. For this period, A.I.D.R.O.’s revenues were $0.4 million and net income was immaterial.

Pro Forma Information

The following pro forma financial information is based on the historical financial statements of the Company and presents the Company’s results as if the acquisitions of EnvisionTEC, Adaptive 3D, Aerosint, Dental Arts Labs, and A.I.D.R.O. had occurred on January 1, 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net revenues	$84,030	$66,485
Net income (loss)	$(174,362)	$(74,476)

The pro forma financial information was computed by combining the historical financial information of the Company and EnvisionTEC, Adaptive 3D, Aerosint, Dental Arts Labs, and A.I.D.R.O. along with the effects of the acquisition method of accounting for business combinations as though the companies were combined on January 1, 2020. The pro forma information does not reflect the potential benefits of cost and funding synergies, opportunities to earn additional revenues, or other factors, and therefore does not represent what the actual net revenues and net loss would have been had the companies been combined as of this date.

2021 Asset Acquisitions

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

Acquisition of Meta Additive

On September 9, 2021, the Company acquired Meta Additive Ltd (“Meta Additive”), pursuant to a Stock Purchase Agreement of the same date. Meta Additive is engaged in research and development of binder jet printing. The purchase price consisted of cash consideration of $15.2 million, including transaction costs of $0.2 million. The Company concluded the arrangement did not result in the acquisition of a business, as substantially all of the fair value of the gross assets acquired was concentrated in in-process research and development for which there was no alternative future use. The Company accounted for the arrangement as an asset acquisition. In connection with the acquisition, the Company issued 1,101,592 restricted stock units with a fair value of $9.0 million as of the acquisition date to retain key employees of Meta Additive through the expected term to complete the development, which vest over a service period of 4 years and are accounted for as post-combination expense.

The acquired in-process research and development asset consists of the development of novel functional binders to provide advanced additive manufacturing solutions. Due to the stage of development of this technology at the date of the acquisition, significant research, development, and risk remained, and it was not yet probable that there was future economic benefit from this asset. Absent successful commercialization of this asset, there was no associated alternative future use. Accordingly, the value of the assets was expensed in the condensed consolidated statements of operations and no deferred tax liability has been recorded.

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

In connection with the execution of the definitive agreement for the Business Combination, Trine entered into separate subscription agreements (each, a “Trine Subscription Agreement”) with a number of investors (each, a “Subscriber”), pursuant to which the Subscribers agreed to purchase, and Trine agreed to sell to the Subscribers, an aggregate of 27,497,500 shares of the Company’s Common Stock, for a purchase price of $10.00 per share and an aggregate purchase price of $275 million, in a private placement pursuant to the Trine Subscription Agreements (the “PIPE financing”). The PIPE financing closed simultaneously with the consummation of the Business Combination.

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

4. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company’s cash equivalents and short-term investments are invested in the following (in thousands):

September 30, 2021	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$126,086	$—	$—	$126,086
Total cash equivalents	126,086	—	—	126,086
Commercial paper	128,825	—	—	128,825
Corporate bonds	86,913	—	(14)	86,899
Government bonds	36,524	—	(4)	36,520
Asset-backed securities	24,830	1	(3)	24,828
Total short-term investments	277,092	1	(21)	277,072
Total cash equivalents and short-term investments	$403,178	$1	$(21)	$403,158

December 31, 2020	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$75,374	$—	$—	$75,374
Money market funds	407,512	—	—	407,512
Total cash equivalents	482,886	—	—	482,886
U.S. Treasury securities	19,995	2	—	19,997
Commercial paper	43,911	—	—	43,911
Corporate bonds	47,970	—	(11)	47,959
Total short-term investments	111,876	2	(11)	111,867
Total cash equivalents and short-term investments	$594,762	$2	$(11)	$594,753

In September 2021, the Company made a $20.0 million equity investment in Shapeways Holdings, Inc. (“Shapeways”). The Company records this investment at fair value. The Company recorded an unrealized loss due to the change in fair value of the Shapeways stock of $1.9 million during the three and nine months ended September 30, 2021, in interest and other (expense) income, net in the condensed consolidated statements of operations.

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

The following fair value hierarchy table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the inputs the Company utilized to determine such fair value (in thousands):

	September 30, 2021
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Items	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$126,086	$—	$—	$126,086
Commercial paper	—	128,825	—	128,825
Corporate bonds	—	86,899	—	86,899
Government bonds	—	36,520	—	36,520
Asset-backed securities	—	24,828	—	24,828
Equity securities	—	—	15,200	15,200
Company-owned life insurance cash surrender value	—	330	—	330
Other investments	—	—	7,259	7,259
Total assets	$126,086	$277,402	$22,459	$425,947
Liabilities:
Contingent consideration	$—	$—	$5,917	$5,917
Total liabilities	$—	$—	$5,917	$5,917

	December 31, 2020
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Items	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$407,512	$—	$—	$407,512
Commercial paper	—	119,285	—	119,285
Corporate bonds	—	47,959	—	47,959
U.S. Treasury securities	19,997	—	—	19,997
Other investments	—	—	3,000	3,000
Total assets	$427,509	$167,244	$3,000	$597,753
Liabilities:
Private Placement Warrants	$—	$—	$93,328	$93,328
Total liabilities	$—	$—	$93,328	$93,328

The Company has determined that the estimated fair value of its corporate bonds and commercial paper are reported as Level 2 financial assets as they are based on model-driven valuations in which all significant inputs are observable, or can be derived from or corroborated by observable market data for substantially the full term of the asset.

The fair value of the equity investment includes market price and management assumptions around the discount for the lack or marketability due to security specific characteristics. During the three and nine months ended September 30, 2021, the Company recorded an unrealized loss on the equity investment of $1.9 million in interest and other (expense) income, net in the condensed consolidated statements of operations.

Other investments consist of investments in private companies via convertible debt instruments, which are reported as a Level 3 financial asset because the methodology used to develop the estimated fair values includes significant unobservable inputs reflecting management’s own assumptions. Assumptions used in fair valuing convertible debt instruments include the rights and obligations of the notes the Company holds as well as the probability of a qualified financing event, acquisition, or change in control. During the three and nine months ended September 30, 2021, the Company recognized gains on convertible debt instruments of $0.1 million and $0.6 million, respectively, in interest and other (expense) income, net in the condensed consolidated statements of operations.

Company-owned life insurance contracts are recorded at their cash surrender value, which approximates fair value. These assets are measured using Level 2 inputs, based on the underlying assets of the insurance policies.

The fair value of the Private Placement Warrants is estimated using the Black-Scholes option pricing model and is classified as a Level 3 financial instrument. The significant assumptions used in the model were the Company’s stock price, exercise price, expected term, volatility, interest rate, and dividend yield. During the three and nine months ended September 30, 2021, the Company recognized no gain and a gain of $56.6 million on the Private Placement Warrants. The Private Placement Warrants were all exercised as of March 2, 2021.

The contingent consideration liability was valued using a Monte Carlo simulation in a risk-neutral framework as well as a scenario based approach (both special cases of the income approach), based on key inputs that are not all observable in the market and is classified as a Level 3 liability. The Company assess the fair value of the contingent consideration liability at each reporting period, with any subsequent changes to the fair value of the liability reflected in the condensed consolidated statement of operations until the liability is settled. During the three and nine months ended September 30, 2021, the Company recognized a change in fair value of contingent consideration of $0.2 million in both periods.

There were no transfers between fair value measure levels during the nine months ended September 30, 2021 and 2020. The following table presents information about the Company’s movement in Level 3 assets measured at fair value (in thousands):

	Nine Months Ended September 30,
	2021	2020
Balance at beginning of period	$3,000	$—
Additions	23,620	—
Changes in fair value	(4,161)	—
Balance at end of period	$22,459	$—

The following table presents information about the Company’s movement in Level 3 liabilities measured at fair value (in thousands):

	Nine Months Ended September 30,
	2021	2020
Balance at beginning of period	$93,328	$—
Additions	6,558	—
Changes in fair value	59,022	—
Foreign currency translation	(167)
Exercise of private placement warrants	(149,904)	—
Disposals	(2,920)
Balance at end of period	$5,917	$—

In June 2021, the Company entered into a subscription agreement to purchase the equity investment in Shapeways, which resulted in an initial subscription agreement liability of $0.5 million. During the three months ended September 30, 2021, the Company recognized an additional loss in fair value of $2.4 million related to the subscription agreement liability, which was derecognized in September 2021 upon the purchase of the equity investment in Shapeways in September 2021.

6. ACCOUNTS RECEIVABLE

The components of accounts receivable are as follows (in thousands):

	September 30,	December 31,
	2021	2020
Trade receivables	$23,257	$7,016
Allowance for doubtful accounts	(379)	(500)
Total accounts receivable	$22,878	$6,516

The following table summarizes activity in the allowance for doubtful accounts (in thousands):

	September 30,	December 31,
	2021	2020
Balance at beginning of period	$500	$199
Provision for uncollectible accounts	(316)	377
Uncollectible accounts written off	195	(76)
Balance at end of period	$379	$500

7. INVENTORY

Inventory consists of the following (in thousands):

	September 30,	December 31,
	2021	2020
Raw materials	$9,208	$—
Work in process	5,124	2,896
Finished goods	18,398	6,812
Total inventory	$32,730	$9,708

8. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consists of the following (in thousands):

	September 30,	December 31,
	2021	2020
Prepaid operating expenses	2,388	68
Prepaid dues and subscriptions	1,360	189
Prepaid insurance	943	121
Prepaid taxes	827	—
Government grants receivable	493	—
Escrow deposits	311	—
Prepaid rent	176	118
Deferred cost of goods sold	—	454
Other	752	26
Total prepaid expenses and other current assets	$7,250	$976

9. PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2021	2020
Equipment	$22,061	$13,708
Land and buildings	3,515	—
Automobiles	840	—
Furniture and fixtures	1,399	895
Computer equipment	1,257	1,089
Tooling	1,938	1,805
Software	1,532	1,249
Leasehold improvements	15,026	13,870
Construction in process	1,916	879
Property and equipment, gross	49,484	33,495
Less: accumulated depreciation	(25,702)	(21,335)
Total property and equipment, net	$23,782	$12,160

Depreciation and amortization expense was $1.6 million and $4.4 million for the three and nine months ended September 30, 2021, respectively. Depreciation and amortization expense was $1.7 million and $5.9 million for the three and nine months ended September 30, 2020, respectively.

10. GOODWILL & INTANGIBLE ASSETS

The carrying amount of goodwill at September 30, 2021 and 2020 was $262.3 million and $2.3 million, respectively, and has been recorded in connection with the Company’s acquisitions. The goodwill activity is as follows (in thousands):

Goodwill
Balance at December 31, 2019	$2,252
Balance at December 31, 2020	$2,252
Acquisition of EnvisionTEC	198,369
Acquisition of Adaptive3D	35,265
Acquisition of Aerosint	14,581
Acquisition of Dental Arts Labs	9,089
Acquisition of A.I.D.R.O.	3,481
Foreign currency translation adjustment	(694)
Balance at September 30, 2021	$262,343

The Company has no accumulated impairment losses on goodwill.

Intangible assets consisted of the following (in thousands):

			Accumulated	Balance
	Gross Value	Estimated Life	Amortization	September 30, 2021
Acquired technology	$126,285	5 – 12 years	$8,423	$117,862
Trade name	10,515	4 – 13 years	474	10,041
Customer relationships	55,392	10 – 10.5 years	3,166	52,226
Total intangible assets	$192,192		$12,063	$180,129

The Company recognized $4.4 million and $11.0 million of amortization expense during the three and nine months ended September 30, 2021, respectively. The Company recognized $0.1 million and $0.5 million of amortization expense during the three and nine months ended September 30, 2020, respectively.

The Company expects to recognize the following amortization expense (in thousands):

Amortization
2021 (remaining 3 months)	$4,446
2022	19,099
2023	20,800
2024	21,160
2025	21,545
2026 and after	93,079
Total intangible amortization	$180,129

The weighted-average remaining amortization period is 9.7 years. Amortization of acquired technology, trade names, and customer relationships is recognized in cost of sales and research and development, research and development, and sales and marketing, respectively, in the condensed consolidated statements of operations.

11. OTHER NONCURRENT ASSETS

The following table summarizes the Company’s components of other noncurrent assets (in thousands):

	September 30,	December 31,
	2021	2020
Right of use asset	$9,635	$1,810
Long-term deposits	331	69
Company-owned life insurance cash surrender value	330	—
Other investments	7,259	3,000
Other	124	—
Total other noncurrent assets	$17,679	$4,879

During the year ended December 31, 2020, the Company made an investment in a privately held company in the form of convertible debt for $3.0 million. Under the terms of this agreement, the debt, including any accrued interest, will be converted to common stock of the investee upon the closing of a qualified financing, acquisition or change in control. The full principal balance plus 3% annual interest is due in two years and does not allow voluntary prepayment. The Company has elected the fair value option for this investment and recognized no gain or loss during the three months ended September 30, 2021, and a gain of $0.3 million during the nine months ended September 30, 2021 2021, in interest and other (expense) income, net in the condensed consolidated statement of operations.

In April 2021, the Company made an investment in a privately held company by purchasing a convertible promissory note for principal amount of $1.6 million. Under the terms of this note, the debt, including any accrued interest, will convert to equity securities of the applicable investee upon the closing of a qualified financing, acquisition or other change in control. The full principal balance plus 3% annual interest is due in two years and does not allow voluntary prepayment. The Company has elected the fair value option for this investment and recognized a gain of $0.1 million during the three months ended September 30, 2021 and a gain of $0.3 million during the nine months ended September 30, 2021, in interest and other (expense) income, net in the condensed consolidated statements of operations.

In April 2021, the Company made an investment in a privately held company by purchasing a convertible promissory note for a principal amount of $2.0 million. Under the terms of this note, the debt, including any accrued interest, will convert to cash or equity securities upon the closing of a qualified financing, acquisition or other change in control. The full principal balance plus 3% annual interest is due in five years and does not allow voluntary prepayment. The Company has elected the fair value option for this investment, and there was no change in fair value during the three and nine months ended September 30, 2021.

12. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the Company’s components of accrued expenses and other current liabilities (in thousands):

	September 30,	December 31,
	2021	2020
Compensation and benefits related	$9,689	$2,068
Professional services	2,039	2,508
Warranty reserve	2,435	1,553
Contingent consideration	1,390	—
Acquisition consideration	750	—
Inventory purchases	352	86
Franchise and royalty fees	264	159
Sales and use and franchise taxes	215	586
Income tax payable	71	—
Other	3,481	605
Total accrued expenses and other current liabilities	$20,686	$7,565

As of September 30, 2021, and December 31, 2020, the Company has recorded $2.4 million and $1.6 million, respectively, of warranty reserve within accrued expenses and other current liabilities in the condensed consolidated balance sheets. Warranty reserve consisted of the following (in thousands):

	2021	2020
Warranty reserve, at the beginning of the period	$1,553	$1,491
Warranty reserve assumed in acquisition	490	—
Additions to warranty reserve	1,390	346
Claims fulfilled	(998)	(284)
Warranty reserve, at the end of the period	$2,435	$1,553

13. DEBT

Term Loan—In June 2018, the Company entered into a $20 million term loan for 36 months. The loan provided $10 million immediately funded with the additional $10 million available to be drawn in up to three draws of not less than $2 million for 12 months from close of the facility. The loan was interest-only for the full 36 months with the principal due at maturity in June 2021. Interest is calculated using the Wall Street Journal Prime rate (3.25% at September 30, 2021 and 3.25% at December 31, 2020) minus 0.5%, for a rate of 2.75% at September 30, 2021 and 2.75% at December 31, 2020, payable monthly in arrears. The outstanding loan was paid in full in June 2021. As of September 30, 2021, the term loan has no outstanding balance.

PPP Loan— In connection with the acquisition of EnvisionTEC, the Company acquired $1.2 million in Paycheck Protection Program (the “PPP”) loans. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act, provides for loans to qualifying businesses. Under the terms of the CARES Act, PPP loan recipients can apply for forgiveness for all or a portion of the loan which is dependent upon the Company having initially qualified for the loan. Furthermore, the loan is subject to forgiveness to the extent loan proceeds are used for payroll costs, certain rents, utilities, and mortgage interest expense. The PPP loan has a maturity date of April 3, 2022 and an interest rate of 1%. Principal and interest are payable monthly commencing on a date determined by the lender following the determination of the amount of the PPP loan to be forgiven or potentially earlier, as determined under applicable Small Business Administration rules. The outstanding borrowings may be prepaid by the Company at any time prior to maturity with no prepayment penalties. On May 14, 2021, the outstanding loan balance was forgiven and the restricted cash that was held back from the initial purchase price in the event the loan was not forgiven was released to the seller. There was no outstanding PPP loan balance for EnvisionTEC as of September 30, 2021.

In connection with the acquisition of Adaptive 3D, the Company acquired $0.3 million in PPP loans. As of September 30, 2021, $0.3 million of the PPP loans is recorded in current portion of long-term debt, net of deferred financing costs in the condensed consolidated balance sheets. Subsequent to September 30, 2021, $0.3 million of the loan was forgiven, and an immaterial loan remains outstanding.

In connection with the acquisition of Dental Arts Labs, the Company acquired $3.4 million in PPP loans. On September 30, 2021, the entire balance of PPP loans was forgiven. There was no outstanding PPP loan balance for Dental Arts Labs as of September 30, 2021.

Bank Debt—In connection with the acquisition of A.I.D.R.O., the Company acquired three loans (“Bank Loans”) totaling $1.1 million in aggregate. The Bank Loans have term of 4.5 years and mature from September 2024 through September 2025, with interest rates ranging from 1.70% to 2.10%. Payments of principal and interest are made quarterly. During the three months ended September 30, 2021, the Company paid $0.2 million and as of September 30, 2021 $0.9 million remains outstanding. $0.2 million of the outstanding debt is recorded within current portion of long-term debt, net of deferred financing costs and $0.7 million is recorded within long-term debt, net of deferred financing costs in the condensed consolidated balance sheets.

Equipment Financing Agreement—In connection with the acquisition of Dental Arts Labs, the Company acquired a thirteen-month equipment financing agreement (“Financing Agreement”) in the amount of $0.5 million. The Financing Agreement provided for an advance payment of $0.5 million to secure equipment for the Company. Payments are made monthly under the Financing Agreement. During the three months ended September 30, 2021, the Company has made immaterial finance payments and the remaining balance of $0.5 million is recorded in current portion of long-term debt, net of deferred financing costs in the condensed consolidated balance sheets. The Financing Agreement will mature in June 2023.

Deferred Financing Costs—In connection with the term loan borrowing, the Company incurred $0.1 million of expenses, which have been recorded as deferred financing costs. The Company amortizes these costs over the life of the borrowing. During the three months ended September 30, 2021 and 2020, the Company recorded immaterial interest expense related to the amortization of the financing costs. As of September 30, 2021, the there is no remaining unamortized balance of deferred financing costs. As of December 31, 2020, the remaining unamortized balance of deferred financing costs is immaterial, and is included as a component of current portion of long-term debt, net of deferred financing costs in the condensed consolidated balance sheets.

14. OTHER NONCURRENT LIABILITIES

The following table summarizes the Company’s components of other noncurrent liabilities (in thousands):

	September 30,	December 31,
	2021	2020
Taxes payable	$1,188	$—
Other	229	—
Total other noncurrent liabilities	$1,417	$—

15. LEASES

At September 30, 2021, the Company recorded $9.6 million as a right of use asset and $10.4 million as an operating lease liability. At December 31, 2020, the Company recorded $1.8 million as a right of use asset and $3.0 million as an operating lease liability. The Company assesses its right of use asset and other lease-related assets for impairment. There were no impairments recorded related to these assets during the three and nine months ended September 30, 2021, and the year ended December 31, 2020.

As a result of the acquisition of EnvisionTEC, the Company acquired operating, short-term, and finance leases for corporate offices, manufacturing and warehouse facilities, and machineries, increasing the Company’s right of use asset by $1.8 million. The operating leases consist of five real estate leases and six equipment leases with current terms extending from 2021 to 2024. The Company’s finance leases are immaterial as of September 30, 2021.

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

As a result of the acquisition of Dental Arts Labs, the Company acquired operating leases for corporate office and laboratory space as well as warehouse facilities, increasing the Company’s right of use asset by $4.3 million. The operating leases consist of thirteen real estate leases with current terms extending through 2025.

As a result of the acquisition of A.I.D.R.O., the Company acquired operating and finance leases for corporate office space, research and development, and manufacturing, increasing the Company’s right of use asset by $0.9 million. The term of the finance lease extends to 2030.

The Company reviews all supplier, vendor, and service provider contracts to determine whether any service arrangements contain a lease component. The Company identified two service agreements that contain an embedded lease. The agreements do not contain fixed or minimum payments, and the variable lease expense was immaterial during the three and nine months ended September 30, 2021 and 2020.

Information about other lease-related balances is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Lease cost
Operating lease cost	$593	$187	$1,338	$561
Finance lease cost	1	—	2	—
Short‑term lease cost	37	—	82	3
Variable lease cost	46	18	131	30
Total lease cost	$677	$205	$1,553	$594
Other Information
Operating cash flows used in operating leases	$673	$269	$1,572	$805
Operating cash flows used in finance leases	2	—	4	—
Weighted‑average remaining lease term—operating leases (years)	4.8	3.5	4.8	3.5
Weighted‑average remaining lease term—finance leases (years)	8.5	—	8.5	—
Weighted‑average discount rate—operating leases	4.2%	7.6%	4.2%	7.6
Weighted‑average discount rate—finance leases	1.5%	—%	1.5%	—%

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

Future minimum lease payments under noncancelable operating leases, including immaterial future minimum lease payments under finance leases, at September 30, 2021, are as follows (in thousands):

	Operating Leases	Finance Leases
2021 (remaining 3 months)	$738	$1
2022	2,943	77
2023	2,741	78
2024	1,319	75
2025	780	75
2026 and after	2,097	484
Total lease payments	10,618	790
Less amount representing interest	(929)	—
Total lease liability	9,689	790
Less current portion of lease liability	(2,619)	(58)
Lease liability, net of current portion	$7,070	732

As of September 30, 2021, the Company has an operating lease for corporate office space of $1.2 million that has not yet commenced. This operating lease will commence in the fourth quarter of 2021 and has a lease term of 5 years.

16. COMMITMENTS AND CONTINGENCIES

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

Commitments

The Company has entered into legally binding agreements with certain suppliers to purchase materials used in the manufacturing of the Company’s products. As of September 30, 2021, the Company had outstanding purchase orders with contract manufacturers in the amount of $32.6 million which are not included in the condensed consolidated balance sheets.

The Company has also entered into licensing and royalty agreements with certain manufacturing and software companies and universities related to the use of patented technology. Under the terms of each agreement, the Company has made initial, one-time payments of $0.3 million and is obligated to pay a set percentage, ranging from 2.75% - 13%, of all consideration received by the Company for sales of related products and services, until the agreements are terminated at various dates through 2037. The Company’s aggregate minimum annual commitment under these contracts is $0.5 million. During the three and nine months ended September 30, 2021 and 2020, the Company recorded immaterial licensing and royalty fees.

17. INCOME TAXES

The Company’s provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items arising in that quarter. The Company’s effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on its deferred tax assets as it is more likely than not that some or all of the Company’s deferred tax assets will not be realized, as well as the partial release of the valuation allowance related to the EnvisionTEC and Adaptive 3D acquisitions. During the three and nine months ended September 30, 2021, the Company recorded an income tax benefit of $0.5 million and $32.8 million, respectively. There was no income tax benefit for the three and nine months ended September 30, 2020.

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

As a result of the recent acquisitions of EnvisionTEC and Adaptive 3D, the Company recorded a U.S. deferred tax liability related to non-tax-deductible intangible assets recognized in the financial statements. The acquired deferred tax liability is a source of income to support recognition of the Company’s existing deferred tax assets. Accordingly, the Company recorded an income tax benefit of $0.5 million and $32.8 million for the release of the valuation allowance related to the acquired intangibles in the three and nine months ended September 30, 2021, respectively.

The Company provides reserves for potential payments of taxes to various tax authorities related to uncertain tax positions. Amounts recognized are based on a determination of whether a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be sustained on audit. The amount associated with uncertain tax positions are recorded as a component of income tax expense. As of September 30, 2021, the Company has accrued uncertain tax positions of approximately $1.2 million related to the EnvisionTEC acquisition. The amounts relate to U.S. state and foreign tax positions.

Included in the balance of unrecognized tax benefits as of September 30, 2021 are amounts that, if recognized, would impact the effective tax rate. As of December 31, 2020, the Company has not identified any uncertain tax positions for which reserves would be required.

18. STOCKHOLDERS’ EQUITY

As of September 30, 2021, the Company’s authorized shares consisted of 500,000,000 shares of Common Stock, $0.0001 par value and 50,000,000 shares of Preferred Stock, $0.0001 par value (the “Preferred Stock”).

During 2015, the Company issued 34,010,977 shares of Common Stock to the initial founders and certain employees of the Company at a purchase price of $0.0001 per share. These shares are fully vested.

Common Stock Warrants

In May 2017, the Company entered into a strategic collaboration agreement with an investor allowing the investor’s resellers to sell and distribute the Company’s products. In consideration for this agreement, the Company agreed to issue warrants to purchase up to 2,442,440 shares of Common Stock. The investor was eligible to receive a warrant to purchase one share of Common Stock for every $35.00 in revenue generated by the Company from the investor’s resellers. Each warrant was issued at an exercise price equal to $3.34 per share (subject to appropriate adjustment in the event of a stock dividend, stock split, combination, or other similar recapitalization) and was set to expire on December 31, 2027. The Company issued no warrants during the nine months ended September 30, 2021. During the nine months ended September 30, 2020, the Company issued 399,960 warrants and recorded immaterial expense related to the fair value of the warrants, calculated using the Black-Scholes warrant-pricing model with the following assumptions:

Nine Months Ended
September 30, 2020
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

The Company’s Private Placement Warrants are classified as liabilities, and are measured at fair value through earnings. During the three months ended September 30, 2021, the Company recorded no gain or loss related to the change in fair value of the private placement warrants. During the nine months ended September 30, 2021 2021, the Company recorded a $56.6 million loss related to the change in fair value of the Private Placement Warrants, which were remeasured through the date of each exercise, calculated using the Black-Scholes warrant pricing model with the following assumptions:

Nine Months Ended
September 30, 2021
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

19. STOCK BASED COMPENSATION

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

During the three and nine months ended September 30, 2021, the Company did not grant any options to purchase shares of Common Stock to employees. During the three and nine months ended September 30, 2020, the Company granted options to purchase 2,269,131 and 6,925,144 shares of Common Stock to employees with fair values of $26.1 million and $29.8 million, respectively, calculated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Risk‑free interest rate	0.3% – 1.7%	0.3% – 1.7%
Expected volatility	52.7% – 54.2%	52.7% – 54.2%
Expected life (in years)	5.9 – 6.3	5.9 – 6.3
Expected dividend yield	—	—
Fair value of Common Stock	$3.34	$3.34

During the three and nine months ended September 30, 2021, the Company did not grant any options to purchase shares of Common Stock to non-employees. During the three months ended September 30, 2020, the Company did not grant any options to purchase shares of Common stock to non-employees. During the nine months ended September 30, 2020, the Company granted options to purchase 12,212 shares of Common Stock to non-employees with a fair value of $0.1 million, calculated using the Black-Scholes option-pricing model with the following assumptions:

Nine Months Ended
September 30, 2020
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

At September 30, 2021, the total unrecognized stock-based compensation expense related to unvested stock options aggregated $8.8 million. The costs are expected to be recognized over a weighted-average period of 2.7 years.

There were 17,933,802 shares available for award under the 2020 Plan at September 30, 2021. The option activity of the Plans for the nine months ended September 30, 2021, is as follows (shares in thousands):

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic Value
	Shares	per Share	(in years)	(in thousands)
Outstanding at January 1, 2021	19,553	$1.53	7.75	$306,408
Granted	—	$—
Exercised	(4,462)	$1.17
Forfeited/expired	(591)	$1.45
Outstanding at September 30, 2021	14,500	$1.64	7.32	$80,166
Options vested at September 30, 2021	9,062	$1.72	6.50	$49,349
Options vested or expected to vest at September 30, 2021	13,942	$1.65	7.26	$76,947

The weighted-average grant-date fair value for options granted during the nine months ended September 30, 2020 was $0.98. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2021 and 2020, was $49.6 million and $1.7 million, respectively.

Restricted Stock Units—RSUs awarded to employees and non-employees generally vest over four years from the anniversary date of the grant, with 1-year cliff vesting and monthly vesting thereafter, provided service with the Company is not terminated. The fair value of RSUs is equal to the fair market value of the Company’s Common Stock on the date of grant. Total unrecognized compensation costs related to unvested RSUs at September 30, 2021 was approximately $90.1 million and is expected to be recognized over a period of 3.5 years. The total expense recognized during the three and nine months ended September 30, 2021 was $6.7 million and $10.1 million, respectively.

RSU activity under the 2020 Plan for the nine months ended September 30, 2021 is as follows (shares in thousands):

	Shares Subject	Weighted-Average
	to Vesting	Grant Date Fair Value
Balance of unvested shares as of January 1, 2021	683	$ 8.02
Granted	7,983	$ 12.53
Vested	(304)	$ 11.63
Cancelled/Forfeited	(51)	$ 13.01
Balance of unvested shares as of September 30, 2021	8,311	$ 12.24

Restricted Stock Awards—In connection with acquisitions, the Company has issued shares of restricted stock that are considered post-combination expense and accounted for as stock-based compensation as the shares vest.

The activity for stock subject to vesting as of September 30, 2021 is as follows (shares in thousands):

	Shares Subject	Weighted-Average
	to Vesting	Grant Date Fair Value
Balance of unvested shares as of January 1, 2021	280	$ 4.08
Issuance of additional shares	476	$ 8.78
Vested	(408)	$ 6.84
Balance of unvested shares as of September 30, 2021	348	$ 7.27

At September 30, 2021, the remaining weighted-average vesting period for the stock subject to vesting was 1.8 years.

Total stock-based compensation expense related to all of the Company’s stock-based awards granted is reported in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$4,450	$893	$7,205	$2,176
General and administrative expense	3,138	616	5,332	1,070
Sales and marketing expense	1,732	294	2,653	715
Cost of sales	631	92	977	267
Total stock-based compensation expenses	$9,951	$1,895	$16,167	$4,228

20. RELATED PARTY TRANSACTIONS

As a result of the acquisition of EnvisionTEC, the Company entered into certain agreements with entities affiliated with Mr. El Siblani, a director and executive officer of the Company.

The Company is the lessee in a lease agreement with ATMRE, LLC, a leasing company, in which Mr. El Siblani is the sole member, for the Dearborn, Michigan facility utilized by EnvisionTEC. This lease extends through December 31, 2023. As of September 30, 2021, the Company recorded $0.5 million of right of use asset and lease liability. During the three and nine months ended September 30, 2021, the Company paid immaterial lease expense to AMTRE, LLC. The Company’s annual commitment to AMTRE, LLC is $0.2 million.

The Company is the lessee in a lease agreement JES Besitzgesellschaft GmbH, a leasing company that is controlled by members of the immediate family of Mr. El Siblani, for facilities located in Gladbeck, Germany utilized by EnvisionTEC. As of September 30, 2021, the Company recorded $0.2 million of right of use asset and lease liability. During the three and nine months ended September 30, 2021, the Company paid immaterial lease expense to JES Besitzgesellschaft GmbH. The Company’s annual commitment to JES Besitzgesellschaft GmbH is $0.1 million.

The Company is the lessee in a lease agreement with Sitraco (UK) Limited, a leasing company that is controlled by Mr. El Siblani, for an additional facility located in Gladbeck, Germany utilized by EnvisionTEC. As of September 30, 2021, the Company recorded $0.2 million of right of use asset and lease liability. During the three and nine months ended September 30, 2021, the Company paid immaterial lease expense to Sitraco (UK) Limited. The Company’s annual commitment to Sitraco (UK) Limited is $0.1 million.

The Company has a distribution agreement with Sibco Europe Ltd., a distributor based out of the United Kingdom. Mr. El Siblani is Managing Director of and sole shareholder of Sibco Europe Ltd. The Company did not have any sales to Sibco Europe Ltd. for the period ended September 30, 2021. In addition, Sibco Europe Ltd. provides sales and marketing support for EnvisionTEC GmbH. At September 30, 2021, the Company did not have accounts receivable or accounts payable due to or from Sibco Europe Ltd.

The Company also has an agreement with E3D Technology, a wholly-owned subsidiary of Sibco Europe Ltd., for services including research and development, maintenance, and marketing services. As part of the agreement, the Company also pays a fee for overhead at the facilities where these contracted services are being performed. During the three and nine months ended September 30, 2021, the Company paid immaterial service expense to E3D Technology.

As a result of the acquisition of Dental Arts Labs, the Company assumed certain lease agreements with a related party for facilities in Peoria, Illinois used for research and development and administrative purposes. As of September 30, 2021, the Company recorded $3.7 million of right of use asset and lease liability. During the three and nine months ended September 30, 2021, the Company paid lease expense of $0.1 million to the related party. The Company’s annual commitment related to these lease agreements is $0.6 million.

21. SEGMENT INFORMATION

In its operation of the business, management, including the Company’s chief operating decision maker, who is also Chief Executive Officer, reviews the business as one segment. The Company currently ships its product to markets in the Americas, Europe Middle East and Africa (“EMEA”), and Asia Pacific (“APAC”). Disaggregated revenue data for those markets is as follows (in thousands):

Revenue for the three months ended September 30, 2021

	Americas	EMEA	APAC	Total
Products	$17,556	$5,031	$1,362	$23,949
Services	1,005	327	157	1,489
Total	$18,561	$5,358	$1,519	$25,438

Revenue for the three months ended September 30, 2020

	Americas	EMEA	APAC	Total
Products	$857	$249	$782	$1,888
Services	353	232	54	639
Total	$1,210	$481	$836	$2,527

Revenue for the nine months ended September 30, 2021

	Americas	EMEA	APAC	Total
Products	$33,907	$11,326	$6,587	$51,820
Services	2,615	923	370	3,908
Total	$36,522	$12,249	$6,957	$55,728

Revenue for the nine months ended September 30, 2020

	Americas	EMEA	APAC	Total
Products	$2,372	$2,411	$1,330	$6,113
Services	962	888	138	1,988
Total	$3,334	$3,299	$1,468	$8,101

During the three and nine months ended September 30, 2021 and 2020, the Company recognized the following revenue from service contracts and cloud-based software licenses over time, and hardware and consumable product shipments and subscription software at a point in time (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue recognized at a point in time	$23,949	$1,888	$51,820	$6,113
Revenue recognized over time	1,489	639	3,908	1,988
Total	$25,438	$2,527	$55,728	$8,101

The Company’s operations are principally in the United States. The locations of long-lived assets, including property, plant and equipment, net and operating lease right-of-use assets, are summarized as follows (in thousands):

	September 30,	December 31,
	2021	2020
Americas	$29,625	$12,160
EMEA	3,763	—
Total long-lived assets	$33,388	$12,160

22. NET LOSS PER SHARE

The Company computes basic loss per share using net loss attributable to Common Stockholders and the weighted-average number of Common Stock shares outstanding during each period. Diluted earnings per share include shares issuable upon exercise of outstanding stock options and stock-based awards where the conversion of such instruments would be dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Numerator for basic and diluted net loss per share:
Net loss attributable to Common Stockholders	$(66,879)	$(19,457)	$(169,167)	$(65,027)
Denominator for basic and diluted net loss per share:
Weighted-average shares	260,556	159,968	251,468	158,121
Net loss per share—Basic and Diluted	$(0.26)	$(0.12)	$(0.67)	$(0.41)

The Company’s potential dilutive securities, which include outstanding Common Stock options, unvested restricted stock units, unvested restricted stock awards and outstanding Common Stock warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding as of September 30, 2021 and 2020, from the computation of diluted net loss per share attributable to common stockholders because including them would have an anti-dilutive effect (in thousands):

	Nine Months Ended September 30,
	2021	2020
Common Stock options outstanding	14,500	12,964
Unvested restricted stock units outstanding	8,311	—
Unvested restricted stock awards outstanding	348	1,317
Common Stock warrants outstanding	—	619
Total shares	23,159	14,900

23. SUBSEQUENT EVENTS

On October 14, 2021, the Company acquired Larry Brewer Dental Lab, Inc. (“Brewer Dental”), pursuant to a Stock Purchase Agreement of the same date, expanding its portfolio in additive manufacturing within the healthcare and dental industry. The purchase price was $7.5 million paid in cash. The Company also issued 252,096 restricted stock units with a grant date fair value of $1.8 million, which are subject to a four-year vesting period and continuing employment. The Company will recognize compensation expense for these restricted stock units over the vesting period.

On October 29, 2021, the Company acquired May Dental Lab, Inc. (“May Dental”), pursuant to a Limited Liability Interest Purchase Agreement of the same date, expanding its portfolio in additive manufacturing within the healthcare and dental industry. The aggregate purchase price was $12.5 million paid in cash. The Company also issued 357,642 restricted stock units with a grant date fair value of $2.5 million, which are subject to a four-year vesting period and continuing employment. The Company will recognize compensation expense for these restricted stock units over the vesting period.

On November 4, 2021, the Audit Committee of the Board of Directors engaged a third party to conduct an independent internal investigation as a result of a whistleblower complaint relating to, among other matters, manufacturing and product compliance practices and procedures with respect to a subset of its photopolymer equipment and materials at its EnvisionTec US LLC facility in Dearborn, Michigan. While the investigation remains on-going, the Company has taken initial actions, including implementing changes in the management of and procedures associated with manufacturing the applicable products. Based on the investigation to date, the Company does not believe the matters involved will have a material impact on the Company, its financial statements or its business.

On November 5, 2021, Ali El Siblani notified the Company of his intent to resign as a member of the Company’s Board of Directors and as an employee of the Company in his role as Chief Executive Officer of EnvisionTec US LLC. The decision of Mr. Siblani was not the result of any disagreement relating to the Company’s operations, policies or practices.

As of November 12, 2021, based on compliance issues with certain shipments of EnvisionTEC’s Flexcera dental resins and its PCA4000 curing box, the Company has determined that it will notify the FDA and consult with them on the appropriate voluntary market action with respect to these products. The Company does not expect the costs of any such market action to have a material impact on its financial statements.

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

Our growth strategy begins with a commitment to research and development. Since our founding in 2015, we have invested significant resources in research and development, including $45.8 million thus far in 2021, towards building an extensive portfolio of proprietary and differentiated technologies with a focus on making additive manufacturing an easy-to-use, economic and scalable solution. These technologies represent the cornerstones of our future product introductions and are critical to enhancing our existing offerings, and we have over 300 registered patents or pending patent applications. Our additive manufacturing platforms, which leverage these technologies for the production of end-use parts, enable businesses to address their specific goals through a range of solutions that span multiple price points, throughput levels and operating environments.

These platforms enable customers to adopt additive manufacturing across new applications where conventional manufacturing has customarily held cost and volume advantages by offering breakthrough print speeds, competitive part costs, accessible workflows and software, turnkey solutions, and support for over 250 qualified materials, the sale of which represent a recurring revenue stream from customers of our additive manufacturing systems in addition to system consumables and other services, such as installation, training and technical support. Across printers, parts and materials, we intend to continue investing resources to develop advances and new technologies that allow us to serve a broader customer base and reach new verticals, thereby expanding our addressable market and driving adoption of additive manufacturing for the volume production of end-use parts.

We leverage our core competencies in technology innovation and product development by marketing and selling our additive manufacturing solutions through a leading global distribution network, managed and augmented by our own internal sales and marketing teams. This distribution network covers over 65 countries around the world and is composed of sales professionals with decades of experience in digital manufacturing technologies. Similarly, in addition to manufacturing a subset of our additive manufacturing systems in-house, our internal manufacturing and supply chain teams work collaboratively with both our internal engineering department and third-party contract manufacturers to scale up initial prototypes for commercialization and volume commercial shipments. Together, our distribution network and manufacturing approach allow us to produce, sell and service our products at-scale in global markets and creates substantial operating leverage as we execute our strategy.

Operating Results

For the three and nine months ended September 30, 2021, we recognized revenues of $25.4 million and $55.9 million, respectively, and incurred net losses of $66.9 million and $169.2 million, respectively. For the nine months ended September 30, 2021, we used cash in operating activities of $110.1 million. We ended the period with $423.9 million of cash, cash equivalents, and short-term investments. In December 2020, we completed the Business Combination, receiving $534.6 million net cash proceeds, and during the first three months of 2021, the public warrants were exercised, generating $170.7 million of net cash proceeds, both of which we expect to support our operations and investments in the near term. As of September 30, 2021, we had $131.7 million in cash and cash equivalents, $292.3 million in short-term liquid investments, and current liabilities of $49.8 million.

Recent Developments

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

Trine Warrants

On April 12, 2021, the Staff of the SEC issued the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)”, or the Staff Statement”. The Staff Statement discussed “certain features of warrants issued in SPAC transactions” that “may be common across many entities.” The Staff Statement indicated that when one or more of such features is included in a warrant, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.” The Company has concluded that the Private Placement Warrants are to be classified as a liability measured at fair value on the Company’s consolidated balance sheet upon the Business Combination on December 9, 2020, with subsequent changes in fair value reported in our statement of operations each reporting period. Effective March 2, 2021, all Private Placement Warrants were exercised and there was no outstanding warrant liability.

Acquisitions

EnvisionTEC Acquisition

On February 16, 2021, pursuant to the Purchase Agreement and Plan of Merger dated January 14, 2021, we consummated the EnvisionTEC Acquisition. We paid $143.8 million in cash and issued 5,036,142 shares of our Class A Common Stock, or Common Stock, with a fair value of $159.8 million as of the close of business on the acquisition date. In connection with the transaction, the Company also granted restricted stock awards totaling 475,848 shares of Common Stock, with a fair value of $4.2 million, to key EnvisionTEC employees in August 2021, which are subject to a three-year vesting period and continued employment.

Adaptive 3D Acquisition

On May 7, 2021, we, Diamond US Merger Sub, Inc., Diamond US LLC, Adaptive 3D Holdings, Inc., or Adaptive 3D, and Fortis Advisor LLC entered into an Agreement and Plan of Merger, or the A3D Merger Agreement, pursuant to which we acquired Adaptive 3D. The total purchase price was $61.8 million, consisting of $24.1 million paid in cash and 3,133,276 shares of Common Stock with a fair value of $37.7 million as of the close of business on the acquisition date.

Beacon Bio Acquisition

On June 10, 2021, we and Beacon Bio, Inc. entered into a Share Purchase Agreement pursuant to which we acquired all outstanding securities of Beacon Bio, Inc. The aggregate purchase price was $10.4 million, consisting of $6.1 million paid in cash and fully vested restricted stock units with an acquisition date fair value of $4.3 million, subject to certain adjustments and contingencies.

Aerosint Acquisition

On June 24, 2021, we, DM Belgium BV/SRL, Aerosint SA, or Aerosint, and the sellers named therein and representatives of such sellers, entered into a Share Purchase Agreement pursuant to which we acquired all outstanding shares of Aerosint. The total purchase price was $23.8 million, consisting of $6.2 million paid in cash, 879,922 shares of our Common Stock with a fair value of $11.5 million as of the close of business on the acquisition date and contingent consideration with a fair value of $6.1 million as of the acquisition date.

Dental Arts Labs Acquisition

On July 30, 2021, we and Dental Arts Laboratories, Inc., or Dental Arts Labs, entered into a Stock Purchase Agreement of the same date, pursuant to which we acquired all outstanding shares of Dental Arts Labs. The purchase price was $26.3 million paid in cash. The Company also issued 1,190,468 restricted stock units with a grant date fair value of $11.0 million, which are subject to a four-year vesting period and continuing employment.

A.I.D.R.O. Acquisition

On September 7, 2021, we purchased the issued and outstanding capital stock of A.I.D.R.O. Srl and its shareholders, or A.I.D.R.O., pursuant to a Stock Purchase Agreement dated July 2, 2021. The purchase price was $5.6 million paid in cash. The Company also issued 364,050 restricted stock units with a grant date fair value of $3.2 million, which are subject to a four-year vesting period and continuing employment.

Meta Additive Acquisition

On September 9, 2021, we and Meta Additive Ltd, or Meta Additive, entered into a Stock Purchase Agreement of the same date, pursuant to which we acquired Meta Additive. The purchase price consisted of cash consideration of $15.2 million, including transaction costs of $0.1 million. In connection with the acquisition, the Company issued 1,101,592 restricted stock units with a fair value of $9.0 million as of the acquisition date, which are subject to a four-year vesting period and continuing employment.

ExOne Acquisition

On November 12, 2021, we acquired The ExOne Company, or ExOne, pursuant to an Agreement and Plan of Merger dated August 12, 2021. The purchase price consisted of cash consideration of $191.4 million and 48,218,063 shares of our Common Stock with a fair value of $409.8 million as of the close of business on the transaction date.

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

The COVID-19 pandemic has caused us to experience several adverse impacts, including extended sales cycles to close new orders for our products, delays in shipping and installing orders due to closed facilities and travel limitations and delays in collecting accounts receivable. The rapid development and uncertainty of the impacts of the COVID-19 pandemic precludes any prediction as to the ultimate adverse impact of the COVID-19 pandemic on our business. However, the COVID-19 pandemic, and the measures taken to contain it, present material uncertainty and risk with respect to our performance and financial results. In particular, businesses across an array of vertical markets are temporarily reducing capital expenditure budgets globally as they seek to preserve liquidity to ensure the longevity of their own operations, which in turn may lead to reductions in purchases of our additive manufacturing solutions. Further, office closures may prevent organizations from reaching typical utilizations of our additive manufacturing solutions, resulting in reductions in purchases of consumable materials and produced parts. Additionally, the COVID-19 pandemic may contribute to facility closures at our third-party contract manufacturers and key suppliers, causing delays and disruptions in product manufacturing, which could affect our ability to ship products purchased by our customers in a timely manner. Disruptions in the capital markets as a result of the COVID-19 pandemic may also adversely affect our business if these impacts continue for a prolonged period and we need additional liquidity.

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

Pricing, Product Cost and Margins

Our comprehensive portfolio of additive manufacturing solutions spans multiple price points, materials, throughput levels, operating environments and technologies to enable customers to find the solution that achieves their specific goals. We also expect to commercialize additional previously announced products over the course of 2021. Pricing for these products may vary by region due to market‑specific supply and demand dynamics and product lifecycles, and sales of certain products have, or are expected to have, higher gross margins than others. As a result, our financial performance depends, in part, on the mix of products we sell during a given period. In addition, our financial performance depends on the portion of our parts-as-a-service, or produced parts, revenue supplied using additive manufacturing processes, which may enable higher gross margins and operational efficiencies as compared to conventional manufacturing technologies. We are also subject to price competition, and our ability to compete in key markets will depend on the success of our investments in new technologies and cost improvements as well as our ability to efficiently and reliability introduce cost‑effective additive manufacturing solutions for our customers.

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

Results of Operations

Comparison of the three months ended September 30, 2021 and September 30, 2020

Revenue

The following table presents the revenue of each of our revenue streams, as well as the percentage of total revenue and change from the prior year.

	For the Three Months Ended September 30,
	2021		2020		Change in Revenues
(Dollars in thousands)	Revenue	% of Total	Revenue	% of Total	$	%
Products Revenue	$23,949	94%	$1,888	75%	$22,061	1,168%
Services Revenue	1,489	6%	639	25%	850	133%
Total Revenue	$25,438	100%	$2,527	100%	$22,911	907%

Total revenue for the three months ended September 30, 2021 and 2020 was $25.4 million and $2.5 million, respectively, an increase of $22.9 million, or 907%. The increase in total revenue was attributable to an increase in revenue from both products and services.

We sold more products during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, leading to an approximately 1,175% increase in product revenue. This was primarily the result of an increase in unit shipments across a more varied product mix during the second quarter and additional revenue in connection with acquisitions during the three months ended September 30, 2021 compared to the same period in 2020. For the three months ended September 30, 2020, we experienced decreased customer demand and longer sales cycles resulting from the COVID-19 pandemic. Additionally, as a result of customer facilities closures associated with the COVID-19 pandemic, we experienced delays in shipments and installation as well as decreased utilization of our installed products, leading to a decrease in sales of consumable materials.

Services revenue increased during the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, primarily due to an increase in support and installation revenue from increased shipments during the period and additional revenue in connection with acquisitions.

The following table presents revenue by geographic region, as well as the percentage of total revenue and change from the prior period.

	For the Three Months Ended September 30,
	2021		2020		Change in Revenues
(Dollars in thousands)	Revenue	% of Total	Revenue	% of Total	$	%
Americas	$18,561	73%	$1,210	48%	$17,351	1,434%
EMEA (Europe, the Middle East and Africa)	5,358	21%	481	19%	4,877	1,014%
APAC (Asia‑Pacific)	1,519	6%	836	33%	683	82%
Total Revenue	$25,438	100%	$2,527	100%	$22,911	907%

Total revenue increased during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, due to an increase in unit shipments in all regions across a more varied product mix and additional revenue in connection with acquisitions. Overall, there was an increased customer demand during the period ended September 30, 2021. Customer demand was lower during the three months ended September 30, 2020 as a result of the COVID-19 pandemic.

Cost of Sales

Total cost of sales during the three months ended September 30, 2021 and 2020 was $21.5 million and $4.8 million, respectively, an increase of $16.7 million or 348%. The increase in total cost of sales was driven primarily by an increase in product cost of sales, which resulted from greater product sales. Additionally, cost of sales increased $2.5 million due to amortization from intangible assets acquired through acquisitions that are included in cost of sales.

Gross Loss and Gross Margin

The following table presents gross loss by revenue stream, as well as change in gross loss dollars from the prior period.

	For the Three
	Months Ended
	September 30,		Change in Gross
	2021	2020	Profit

(Dollars in thousands)	Gross Profit (Loss)		$	%
Products	$3,499	$(1,844)	$5,343	290%
Services	456	(457)	913	200%
Total	$3,955	$(2,301)	$6,256	272%

Total gross profit (loss) during the three months ended September 30, 2021 and 2020 was $4.0 million and ($2.3) million, respectively. The increase in gross profit of $6.3 million is driven by increased revenue compared to fixed costs and a more favorable product mix sold, including products in connection with acquisitions, during the three months ended September 30, 2021, compared to the same period in 2020.

The following table presents gross margin by revenue stream, as well as the change in gross margin from the prior period.

	For the Three
	Months Ended		Change in Gross
	September 30,		Margin
	2021	2020	Percentage

(Dollars in thousands)	Gross Margin		Points	%
Products	15%	(98)%	1.13	115%
Services	31%	(72)%	1.03	143%
Total	16%	(91)%	1.07	118%

Total gross margin for the three months ended September 30, 2021 and 2020 was 16% and (91)%, respectively. The increase in total gross margin was primarily due to the increase in gross margin from our product revenue, which resulted from a lower product cost for units shipped in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. In addition, increased revenue compared to fixed costs in cost of sales, which contributed to gross margin improvement. The increase in gross margin was offset by a one-time acquisition accounting impact of inventory fair value step up being recognized through earnings, which decreased gross margin by 2%.

Research and Development

Research and development expenses during the three months ended September 30, 2021 and 2020 were $19.3 million and $9.2 million, respectively, an increase of $10.1 million, or 110%. The increase in research and development expenses was due in part to 2021 acquisitions, which added $2.6 million. Compensation costs increased $5.4 million due to headcount growth, of which $3.6 million relates to equity compensation and $1.8 million relates to payroll costs, to support new product development and existing product enhancements. Additionally, engineering consulting costs, which were lowered during the three months ended September 30, 2020 due to the COVID-19 pandemic, increased significantly as efforts continue on new product development and existing product enhancements.

Sales and Marketing

Sales and marketing expenses during the three months ended September 30, 2021 and 2020 were $13.2 million and $2.5 million, respectively, an increase of $10.7 million, or 428%. The increase in sales and marketing expenses was primarily due to increased expense related to acquired entities of $2.5 million. In addition, compensation costs increased $4.0 million, of which $1.5 million relates to equity compensation costs and $2.5 million relates to payroll costs, due to headcount growth and higher commission expenses in line with the increase in sales. Additionally, there was growth in marketing program spend driven primarily by the commercialization of new products and related marketing efforts.

General and Administrative

General and administrative expenses during the three months ended September 30, 2021 and 2020 were $19.8 million and $5.4 million, respectively, an increase of $14.4 million, or 267%. The increase in general and administrative expenses was primarily due to $5.6 million of professional fees incurred as a result of merger and acquisition activity and related integration costs. Additionally, compensation costs increased by $4.3 million, of which $2.5 million relates to equity compensation and $1.8 relates to payroll costs, related to hiring to support public company requirements and director and officer insurance increased by $1.0 million as a public company.

In-Process Research and Development Assets Acquired

In-process research and development assets acquired during the three months ended September 30, 2021 were $15.2 million, compared to no expense for in-process research and development assets acquired during the three months ended September 30, 2020. The increase is primarily attributable to the Meta Additive acquisition, in which the company paid $15.2 million in cash, inclusive of transaction costs. As the acquired in-process research and development assets were deemed to have no current or alternative future use, the entire amount was recognized as expense in the consolidated statement of operations for the three months ended September 30, 2021.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability during the three months ended September 30, 2021, and 2020, were a $56.6 million loss and $0, respectively. The decrease in fair value is the result of the remeasurement of the Private Placement Warrant liability prior to the cashless exercise of the Private Placement Warrants. The warrant liability increased $56.6 million as a result of the remeasurement, which resulted in the $56.6 million loss. As of March 2, 2021, all Private Placement Warrants were exercised and there was no outstanding warrant liability.

Interest Expense

Interest expense during the three months ended September 30, 2021 and 2020 was $0.0 million and $0.1 million, respectively. Interest expense decreased primarily due to the payoff of the term loan in June 2021.

Interest and Other Income, Net

Interest and other income, net during the three months ended September 30, 2021 and 2020 and was ($3.8) million and $0.1 million, respectively. The decrease during the three months ended September 30, 2021 is attributable to a loss on the equity investment, partially offset by an unrealized gain on notes receivable.

Income Taxes

We recorded an income tax benefit of $0.5 million during the three months ended September 30, 2021 compared to no provision for the three months ended September 30, 2020. The increase was due to acquired entity operations during the three months ended September 30, 2021.

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

Comparison of the nine months ended September 30, 2021 and September 30, 2020

Revenue

The following table presents the revenue of each of our revenue streams, as well as the percentage of total revenue and change from the prior year.

	For the Nine Months Ended September 30,				Change in
	2021		2020		Revenues
(Dollars in thousands)	Revenue	% of Total	Revenue	% of Total	$	%
Product Revenue	$51,820	93%	$6,113	75%	$45,707	748%
Service Revenue	3,908	7%	1,988	25%	1,920	97%
Total Revenue	$55,728	100%	$8,101	100%	$47,627	588%

Total revenue for the nine months ended September 30, 2021 and September 30, 2020 was $55.7 million and $8.1 million, respectively, an increase of $47.6 million, or 588%. The increase in total revenue was attributable to an increase in revenue from both products and services.

We sold more products during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, leading to an approximately 750% increase in product revenue. This was primarily the result of an increase in unit shipments across a more varied product mix during the period and additional revenue in connection with acquisitions during the nine months ended September 30, 2021 compared to the same period in 2020. For the nine months ended September 30, 2020, we experienced decreased customer demand and longer sales cycles resulting from the COVID-19 pandemic. Additionally, as a result of customer facilities closures associated with the COVID-19 pandemic, we experienced delays in shipments and installation as well as decreased utilization of our installed products, leading to a decrease in sales of consumable materials.

Services revenue increased during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, primarily due to an increase in support and installation revenue from increased shipments during the period.

The following table presents revenue by geographic region, as well as the percentage of total revenue and change from the prior period.

	For the Nine Months Ended September 30,				Change in
	2021		2020		Revenues
(Dollars in thousands)	Revenue	% of Total	Revenue	% of Total	$	%
Americas	$36,522	66%	$3,334	41%	$33,188	995%
EMEA	12,249	22%	3,299	41%	8,950	271
APAC	6,957	12%	1,468	18%	5,489	374
Total Revenue	$55,728	100%	$8,101	100%	$47,627	588%

Total revenue increased during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, due to an increase in unit shipments in all regions across a more varied product mix and additional revenue in connection with acquisitions. Overall, there was an increased customer demand during the period ended September 30, 2021. Customer demand was lower during the nine months ended September 30, 2020 as a result of the COVID-19 pandemic.

Cost of Sales

Total cost of sales during the nine months ended September 30, 2021 and September 30, 2020 was $50.0 million and $21.5 million, respectively, an increase of $28.5 million or 133%. The increase in total cost of sales was driven primarily by an increase in product cost of sales, which resulted from greater product sales. Additionally, costs of sales increased $5.8 million due to amortization from intangible assets acquired through acquisitions that are included in cost of sales.

Gross Loss and Gross Margin

The following table presents gross loss by revenue stream, as well as change in gross loss dollars from the prior period.

	For the Nine Months Ended September 30,		Change in Gross
	2021	2020	Profit

(Dollars in thousands)	Gross Profit (Loss)		$	%
Products	$5,393	$(12,032)	$17,425	145%
Services	347	(1,377)	1,724	125%
Total	$5,740	$(13,409)	$19,149	143%

Total gross profit (loss) during the nine months ended September 30, 2021 and September 30, 2020 was $5.7 million and ($13.4) million, respectively. The increase in gross profit (loss) of $19.1 million is driven by increased revenue to compared to fixed costs and a more favorable product mix sold, including products in connection with acquisitions, during the nine months ended September 30, 2021 compared to the same period in 2020.

The following table presents gross margin by revenue stream, as well as the change in gross margin from the prior period.

			Change in Gross
	For the Nine Months Ended September 30,		Margin
	2021	2020	Percentage

	Gross Margin		Points	%
Products	10%	(197)%	2.07	105%
Services	9%	(69)%	0.78	113%
Total	10%	(166)%	1.76	106%

Total gross margin for the nine months ended September 30, 2021 and September 30, 2020 was 10% and (166)%, respectively. The increase in total gross margin was primarily due to the increase in gross margin from our product revenue, which resulted from a lower product cost for units shipped in the nine months ended September 30, 2021 as compared to nine months ended September 30, 2020. In addition, we incurred significant charges in product cost of goods sold related to obsolete inventory parts in the nine months ended September 30, 2020; similar charges were not incurred in the nine months ended September 30, 2021.

Research and Development

Research and development expenses during the nine months ended September 30, 2021 and 2020 were $45.8 million and $31.4 million, respectively, an increase of $14.4 million, or 46%. The increase in research and development expenses was due in part to 2021 acquisitions, which added $5.1 million, mainly due to amortization of acquired technology. Additionally, compensation costs increased $6.9 million, of which $5.0 million relates to equity compensation and $1.9 million relates to payroll costs, due to headcount growth. Finally, engineering consulting costs increased due to continued investments in new product development.

Sales and Marketing

Sales and marketing expenses during the nine months ended September 30, 2021 and 2020 were $29.6 million and $10.0 million, respectively, an increase of $19.6 million, or 196%. The increase in sales and marketing expenses was primarily due to increased expense related to acquired entities of $7.1 million. In addition to acquisitions, compensation costs increased $6.5 million, of which $1.9 million relates to equity compensation costs and $4.6 million relates to payroll costs, due to headcount growth and higher commissions expenses in line with the increase in sales. Additionally, there was growth in marketing program spend driven primarily by the commercialization of new products and related marketing efforts.

General and Administrative

General and administrative expenses during the nine months ended September 30, 2021 and 2020 were $46.8 million and $11.0 million, respectively, an increase of $35.8 million, or 325%. The increase in general and administrative expenses was primarily due to $13.7 million of professional fees incurred as a result of merger and acquisition activity and costs related to operating as a public company. Additionally, compensation costs increased by $8.9 million, of which $4.3 million relates to equity compensation and $4.6 million relates to payroll costs, related to hiring to support public company requirements . Finally, director and officer insurance expense increased by $3.0 million as a public company.

In-Process Research and Development Assets Acquired

In-process research and development assets acquired during the nine months ended September 30, 2021 were $25.6 million, compared to no expense for in-process research and development assets acquired during the nine months ended September 30, 2020. The increase is attributable to the Beacon Bio and Meta Additive acquisitions, in which we paid $25.6 million in cash and share consideration, inclusive of transaction costs. As the acquired in-process research and development assets were deemed to have no current or alternative future use, the entire amount was recognized as expense in the consolidated statement of operations for the three months ended September 30, 2021.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability during the nine months ended September 30, 2021 and 2020, were a $56.6 million loss and $0, respectively. The decrease in fair value is the result of the remeasurement of the Private Placement Warrant liability prior to the cashless exercise of the Private Placement Warrants. The warrant liability increased $56.6 million as a result of the remeasurement, which resulted in the $56.6 million loss. As of March 2, 2021, all Private Placement Warrants were exercised and there was no outstanding warrant liability.

Interest Expense

Interest expense during the nine months ended September 30, 2021 and 2020 was $0.1 million and $0.2 million, respectively, a decrease of $0.1 million. Interest expense decreased primarily due to the payoff of the term loan in June 2021.

Interest and Other Income, Net

Interest and other income, net during the nine months ended September 30, 2021 and 2020 and was ($3.2) million and $1.0 million, respectively, a decrease of $4.2 million, or 420%. Interest income decreased primarily due to a loss on the equity investment, partially offset by an unrealized gain on notes receivable.

Income Taxes

We recorded an income tax benefit of $32.8 million during the nine months ended September 30, 2021 compared to no provision for the nine months ended September 30, 2020. The increase was due to the partial release of the valuation allowance related to the deferred tax liability acquired in the EnvisionTEC and Adaptive 3D acquisitions.

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

Change in fair value of investments is a non-cash gain or loss impacted by the change in fair value of convertible debt instruments and the equity investment. We believe the assessment of our operations excluding this activity is relevant to our assessment of internal operations and to comparisons with the performance of other companies in our industry.

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

The items excluded from the non-GAAP financial measures often have a material impact on our financial results and such items often recur. Accordingly, the non-GAAP financial measures included in this Quarterly Report on Form 10-Q should be considered in addition to, and not as a substitute for, the comparable measures prepared in accordance with GAAP. The following tables reconcile each of these non-GAAP financial measures to its most closely comparable GAAP measure in our financial statements for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
GAAP gross margin	$3,955	$(2,301)	$5,740	$(13,409)
Stock-based compensation included in cost of sales	341	68	587	220
Amortization of acquired intangible assets included in cost of sales	2,515	—	5,841	—
Non-GAAP gross margin	$6,811	$(2,233)	$12,168	$(13,189)

GAAP operating loss	$(63,594)	$(19,453)	$(142,049)	$(65,769)
Stock-based compensation	9,951	1,894	16,167	4,227
Amortization of acquired intangible assets included in cost of sales	2,515	—	5,841	—
Amortization of acquired intangible assets included in operating expenses	2,089	160	5,330	484
Acquisition-related and other transactional charges included in general and administrative expenses	5,675	—	13,786	—
In-process research and development assets acquired	15,181	—	25,581	—
Non-GAAP operating loss	$(28,183)	$(17,399)	$(75,344)	$(61,058)

GAAP net loss	$(66,879)	$(19,457)	$(169,167)	$(65,027)
Stock-based compensation	9,951	1,894	16,167	4,227
Amortization of acquired intangible assets included in cost of sales	2,515	—	5,841	—
Amortization of acquired intangible assets included in operating expenses	2,089	160	5,330	484
Acquisition-related and other transactional charges included in general and administrative expenses	5,675	—	13,786	—
In-process research and development assets acquired	15,181	—	25,581	—
Change in fair value of investments	4,204	—	4,186	—
Change in fair value of warrant liability	—	—	56,576	—
Non-GAAP net loss	$(27,264)	$(17,403)	$(41,700)	$(60,316)

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA during the three and nine months ended September 30, 2021:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Net loss attributable to common stockholders	$(66,879)	$(19,457)	$(169,167)	$(65,027)
Interest (income) expense, net	(104)	12	(286)	(651)
Income tax benefit	(523)	—	(32,761)	—
Depreciation and amortization	6,488	2,050	15,576	6,525
In-process research and development assets acquired	15,181	—	25,581	—
EBITDA	(45,837)	(17,395)	(161,057)	(59,153)
Change in fair value of warrant liability	—	—	56,576	—
Change in fair value of investments	4,204	—	4,186	—
Stock compensation expense	9,951	1,895	16,167	4,228
Warrant expense	—	—	—	211
Transaction costs associated with acquisitions	5,675	—	13,786	—
Adjusted EBITDA	$(26,007)	$(15,500)	$(70,342)	$(54,714)

Liquidity and Capital Resources

We have incurred a net loss in each of our annual periods since our inception. We incurred net losses of $169.2 million and $65.0 million during the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had $423.9 million in cash, cash equivalents, and short-term investments. We completed the Business Combination in December 2020, receiving $534.6 million net cash proceeds as a result of the transaction. Additionally, during the nine months ended September 30, 2021, we received $170.7 million in net cash proceeds from the exercise of public warrants. We expect both to support our operations and investments in the near term.

Since inception, we have received cumulative net proceeds from the Business Combination and the sale of our preferred and common stock of $973.4 million to fund our operations. As of September 30, 2021, our principal sources of liquidity were our cash, cash equivalents, and short-term investments of $423.9 million which are principally invested in money market funds and fixed income instruments.

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

In connection with the acquisition of EnvisionTEC, we acquired $1.2 million in PPP loans. Under the terms of the CARES Act, PPP loan recipients can apply for forgiveness for all or a portion of the loan which is dependent upon the Company having initially qualified for the loan. Furthermore, the loan is subject to forgiveness to the extent loan proceeds are used for payroll costs, certain rents, utilities, and mortgage interest expense. The PPP loan has a maturity date of April 3, 2022 and an interest rate of 1%. Principal and interest are payable monthly commencing on a date determined by the lender following the determination of the amount of the PPP loan to be forgiven or potentially earlier, as determined under applicable Small Business Administration rules. The outstanding borrowings may be prepaid by the Company at any time prior to maturity with no prepayment penalties. On May 14, 2021, the outstanding loan balance was communicated as forgiven. There was no outstanding PPP loan balance for EnvisionTEC as of September 30, 2021.

In connection with the acquisition of Adaptive 3D, we acquired $0.3 million in PPP loans. As of September 30, 2021, $0.3 million of the PPP loans is classified as a current liability on the consolidated balance sheet. Subsequent to September 30, 2021, $0.3 million of the loan was forgiven, and an immaterial loan remains outstanding.

In connection with the acquisition of Dental Arts Labs, we acquired $3.4 million in PPP loans. On September 30, 2021, the entire balance of PPP loans was forgiven. There was no outstanding PPP loan balance for Dental Arts Labs as of September 30, 2021.

In connection with the acquisition of Dental Arts Labs, we acquired a thirteen-month equipment financing agreement, or the Financing Agreement, in the amount of $0.5 million. The Financing Agreement provides for an advance payment of $0.5 million to secure equipment. Payments are made monthly under the Financing Agreement. As of September 30, 2021, we had made immaterial payments on the Financing Agreement. The Financing Agreement will mature in June 2023.

In connection with the acquisition of A.I.D.R.O., we acquired three loans, the Bank Loans, totaling $1.1 million in aggregate. The Bank Loans have term of 4.5 years and mature from September 2024 through September 2025, with interest rates ranging from 1.70% to 2.10%. Payments of principal and interest are made quarterly. As of September 30, 2021, we had paid $0.2 million and $0.9 million remains outstanding.

We believe that our existing capital resources will be sufficient to support our operating plan and cash commitments for at least the next 12 months. As of September 30, 2021, we had $131.7 million in cash and cash equivalents, and $292.3 million in short-term liquid investments. This liquid asset balance significantly exceeds our current liabilities of $49.8 million as of the same date. If we anticipate that our actual results will differ from our operating plan, we believe we have sufficient capabilities to enact cost savings measures to preserve capital.

We expect net losses to continue in connection with our ongoing activities, particularly as we continue to invest in commercialization and new product development. Additionally, we may engage in future acquisitions which may require additional capital.

Cash Flows

Since inception, we have primarily used proceeds from the Business Combination, issuances of preferred stock and debt instruments to fund our operations and complete acquisitions. The following table sets forth a summary of cash flows for the nine months ended September 30, 2021 and 2020:

	For the Nine Months Ended
	September 30,
(Dollars in thousands)	2021	2020
Net cash used in operating activities	$(110,059)	$(58,927)
Net cash (used in) provided by investing activities	(407,122)	30,267
Net cash provided by (used in) financing activities	165,452	(145)
Net change in cash, cash equivalents, and restricted cash	$(351,729)	$(28,805)

Operating Activities

Net cash used in operating activities was $110.1 million for the nine months ended September 30, 2021, primarily consisting of $169.2 million of net losses, adjusted for non-cash items, which primarily included loss on change in fair value of warrant liability of $56.6 million, acquisition of in-process research and development of $25.6 million, depreciation and amortization expense of $15.6 million and stock-based compensation expense of $16.2 million, as well as a $33.8 million increase in cash consumed by working capital. The increase in cash consumed by working capital was primarily driven by an increase in certain assets including accounts receivable, inventory and prepaid expenses and other current assets, alongside a decrease in certain liabilities including accounts payable, customer deposits, and deferred revenue. This increase in cash consumed by working capital was partially offset by a decrease in certain assets including prepaid expenses and other current assets and an increase in certain liabilities including accrued expenses and other current liabilities.

Net cash used in operating activities was $58.9 million for the nine months ended September 30, 2020, primarily consisting of $65.0 million of net losses, adjusted for certain non-cash items, which primarily included depreciation and amortization expense of $6.2 million and stock-based compensation expense of $4.2 million, as well as a $5.0 million increase in cash consumed by working capital. The increase in cash consumed by working capital was primarily driven by an increase in certain assets including inventory and a decrease in certain liabilities including accounts payable, inventory, and deferred revenue. This increase in cash consumed by working capital was partially offset by a decrease in certain assets including accounts receivable and prepaid expenses and other current assets and an increase in certain liabilities including accrued expenses and other current liabilities.

Investing Activities

Net cash used in investing activities was $407.1 million for the nine months ended September 30, 2021, primarily consisting of purchases of marketable securities of $330.9 million, offset by proceeds from sales and maturities of marketable securities of $163.9 million. We also paid $191.9 million for acquisitions, and $21.2 million to acquire in-process research and development, net of cash acquired. We invested $20.0 million in an equity investment and $3.6 million in other investments, and purchased $4.1 million of property and equipment.

Net cash provided by investing activities was $30.3 million for the nine months ended September 30, 2020, primarily consisting of proceeds from sales and maturities of marketable securities of $94.1 million, partially offset by purchases of marketable securities of $62.8 million, as well as purchases of property and equipment for $1.0 million.

Financing Activities

Net cash provided by financing activities was $165.5 million for the nine months ended September 30, 2021, consisting primarily of $170.6 million in proceeds from the exercise of public warrants and $5.2 million in proceeds from the exercise of stock options, offset by the repayment of the term loan for $10.0 million.

Net cash used in financing activities was $0.1 million for the September 30, 2020, consisting primarily of deferred financing costs paid of $0.4 million, partially offset by $0.3 million in proceeds from the exercise of stock options of proceeds from the exercise of stock options.

Critical Accounting Policies and Significant Estimates

Other than as described below, there were no material changes in the first nine months of 2021 to the information provided under the heading “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K/A for the year ended December 31, 2020.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and short-term investment portfolio. Our investment strategy is focused on preserving capital and supporting our liquidity requirements, while earning a reasonable market return. We invest in a variety of U.S. government securities, corporate debt securities, asset-backed securities, and commercial paper. The market value of our marketable securities may decline if current market interest rates rise. As of September 30, 2021, the fair value of our cash, cash equivalents, and short-term investments was $423.9 million. A 10% change in interest rates would have an immaterial impact on the fair value of our investment portfolio. Our marketable securities are recorded at fair value, and gains and losses from these securities are recognized within other comprehensive income as they occur.

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

We are focused on designing and implementing effective internal controls measures to improve our evaluation of disclosure controls and procedures, including internal control over financial reporting, and remediate the material weaknesses. In order to remediate these material weaknesses, we have taken and plan to take the following actions:

●	the hiring and continued hiring of additional accounting, finance and legal resources with public company experience; and
●	implementation of additional review controls and processes requiring timely account reconciliation and analyses of certain transactions and accounts.

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

Changes in Internal Control Over Financial Reporting

We acquired Dental Arts Labs on July 30, 2021, A.I.D.R.O. on September 7, 2021, and Meta Additive on September 9, 2021. We are in the process of integrating these acquisitions, as well as EnvisionTEC, into our system of internal control over financial reporting. Except for the material weaknesses noted above and the acquisitions of Dental Arts Labs, A.I.D.R.O. and Meta Additive, there were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

●	We are an early-stage company with a history of losses. We have not been profitable historically and may not achieve or maintain profitability in the future.
●	As part of our growth strategy, we intend to acquire or make investments in other businesses, patents, technologies, products or services. Our efforts to do so, or our failure to do so successfully could disrupt our business and have an adverse impact on our financial condition.
●	We may experience difficulties in integrating the operations of acquired companies into our business and in realizing the expected benefits of these acquisitions.
●	We may experience significant delays in the design, production and launch of our additive manufacturing solutions, and we may be unable to successfully commercialize products on our planned timelines.
●	If demand for our products does not grow as expected, or if market adoption of additive manufacturing does not continue to develop, or develops more slowly than expected, our revenues may stagnate or decline, and our business may be adversely affected.
●	The additive manufacturing industry in which we operate is characterized by rapid technological change, which requires us to continue to develop new products and innovations to meet constantly evolving customer demands and which could adversely affect market adoption of our products.
●	Future sales, or the perception of future sales, of our Class A common stock by us or our existing stockholders in the public market could cause the market price for our Class A common stock to decline.

●	We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make our Class A common stock less attractive to investors.

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

Our operating results and financial condition fluctuate from quarter-to-quarter and year-to-year and are likely to continue to vary due to a number of factors, many of which will not be within our control. Both our business and the additive manufacturing industry are changing and evolving rapidly, and our historical operating results may not be useful in predicting our future operating results. If our operating results do not meet the guidance that we provide to the marketplace or the expectations of securities analysts or investors, the market price of our Class A common stock will likely decline. Fluctuations in our operating results and financial condition may be due to a number of factors, including:

●	the degree of market acceptance of our products and services;
●	our ability to compete with competitors and new entrants into our markets;
●	the mix of products and services that we sell during any period;
●	the timing of our sales and deliveries of our products to customers;
●	the geographic distribution of our sales;
●	changes in our pricing policies or those of our competitors, including our response to price competition;
●	changes in the amount that we spend to develop and manufacture new products or technologies;
●	changes in the amounts that we spend to promote our products and services;
●	changes in the cost of satisfying our warranty obligations and servicing our installed customer base;
●	expenses and/or liabilities resulting from litigation;
●	delays between our expenditures to develop and market new or enhanced solutions and the generation of revenue from those solutions;
●	unforeseen liabilities or difficulties in integrating our acquisitions or newly acquired businesses;
●	disruptions to our information technology systems or our third-party contract manufacturers;
●	general economic and industry conditions that effect customer demand;
●	the impact of the COVID-19 pandemic on our customers, suppliers, manufacturers and operations; and
●	changes in accounting rules and tax laws.

In addition, our revenues and operating results may fluctuate from quarter-to-quarter and year-to-year due to our sales cycle and seasonality among our customers. Generally, our additive manufacturing solutions are subject to the adoption and capital expenditure cycles of our customers. As a result, we typically conduct a larger portion of our business during the fourth quarter of our fiscal year relative to the other quarters. Additionally, for our more complex solutions, which may require customers to make additional facilities investment, potential customers may spend a substantial amount of time performing internal assessments prior to making a purchase decision. This may cause us to devote significant effort in advance of a potential sale without any guarantee of receiving any related revenues. As a result, revenues and operating results for future periods are difficult to predict with any significant degree of certainty, which could lead to adverse effects on our inventory levels and overall financial condition.

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

Risks Related to Acquisitions

The failure to successfully integrate the businesses and operations of Desktop Metal and ExOne in the expected time frame may adversely affect the combined company’s future results.

In November 2021, we acquired The ExOne Company, or ExOne, pursuant to an Agreement and Plan of Merger dated August 12, 2021, or the ExOne Acquisition. We and ExOne have operated independently and there can be no assurances that the businesses can be integrated successfully. It is possible that the integration process could result in the loss of key Desktop Metal or ExOne employees, the loss of customers, the disruption of our ongoing businesses, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs and an overall integration process that takes longer than originally anticipated. Specifically, the following issues, among others, must be addressed in integrating the operations of Desktop Metal and ExOne in order to realize the anticipated benefits of the ExOne Acquisition so the combined company performs as expected:

●	combining the companies’ operations and corporate functions;
●	combining the businesses of Desktop Metal and ExOne and meeting the capital requirements of the combined company, in a manner that permits the combined company to achieve any cost savings or other synergies anticipated to result from the ExOne Acquisition, the failure of which would result in the anticipated benefits of the ExOne Acquisition not being realized in the time frame currently anticipated or at all;
●	integrating personnel from the two companies, especially in the COVID-19 environment which has required many Desktop Metal employees and a portion of ExOne employees to work remotely in many locations;
●	integrating and unifying the offerings and services available to customers;
●	identifying and eliminating redundant and underperforming functions and assets;
●	harmonizing the companies’ operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;

●	maintaining existing agreements with customers, suppliers, distributors and vendors, avoiding delays in entering into new agreements with prospective customers, suppliers, distributors and vendors, and leveraging relationships with such third parties for the benefit of the combined company;
●	addressing possible differences in business backgrounds, corporate cultures and management philosophies;
●	consolidating the companies’ administrative and information technology infrastructure;
●	coordinating distribution and marketing efforts;
●	coordinating geographically dispersed organizations; and
●	effecting actions that may be required in connection with obtaining regulatory or other governmental approvals.

In addition, at times the attention of certain our management may be focused on the integration of the businesses of the two companies and diverted from day-to-day business operations or other opportunities that may have been beneficial to us, which may disrupt our ongoing business.

Following the ExOne Acquisition, we may not be able to retain customers, suppliers or distributors, or customers, suppliers or distributors may seek to modify contractual relationships with us, which could have an adverse effect on our business and operations. Third parties may terminate or alter existing contracts or relationships with Desktop Metal or ExOne.

As a result of the ExOne Acquisition, the combined company may experience impacts on relationships with customers, suppliers and distributors that may harm our business and results of operations. Certain customers, suppliers or distributors may seek to terminate or modify contractual obligations whether or not contractual rights are triggered as a result of the ExOne Acquisition. There can be no guarantee that customers, suppliers and distributors will remain with or continue to have a relationship with the combined company or do so on the same or similar contractual terms. If any customers, suppliers or distributors seek to terminate or modify contractual obligations or discontinue the relationship with the combined company, then our business and results of operations may be harmed. Furthermore, we will not have long-term arrangements with many of the significant suppliers to the combined company. If suppliers were to seek to terminate or modify an arrangement with us, then the combined company may be unable to procure necessary supplies from other suppliers in a timely and efficient manner and on acceptable terms, or at all.

Prior to the closing of the ExOne Acquisition, Desktop Metal and ExOne also each had contracts with vendors, landlords, licensors and other business partners which may contain consent requirements or limitations applicable to such contracts as result of the ExOne Acquisition. If these consents cannot be obtained, the combined company may suffer a loss of potential future revenue, incur costs and lose rights that may be material to our business.

The ExOne Acquisition may not be accretive, and may be dilutive, to our earnings per share, which may negatively affect the market price of our Class A common stock.

We currently anticipate that the ExOne Acquisition will be initially dilutive to our forecasted earnings per share on a standalone basis. This expectation is based on preliminary estimates, which may materially change. We may also have additional transaction-related costs, may fail to realize all of the benefits anticipated in the ExOne Acquisition or may be subject to other factors that affect preliminary estimates or our ability to realize operational efficiencies or other anticipated synergies. Any of these factors could cause a decrease in our earnings per share or decrease or delay the expected effect of the ExOne Acquisition and contribute to a decrease in the price of our Class A common stock.

Our future results following the ExOne Acquisition may be adversely impacted if we do not effectively manage our expanded operations.

As a result of the ExOne Acquisition, the size of our business is significantly larger than prior to the acquisition. Our ability to successfully manage this expanded business will depend, in part, upon management’s ability to implement an effective integration of the two companies and its ability to manage a combined business with significantly larger size and scope with the associated increased costs and complexity. Our management may not be successful, and we may not realize the expected operating efficiencies, cost savings and other benefits that were anticipated from the ExOne Acquisition.

As part of our growth strategy, we intend to continue to acquire or make investments in other businesses, patents, technologies, products or services. Our efforts to do so, or our failure to do so successfully, could disrupt our business and have an adverse impact on our financial condition.

As part of our business strategy, we are acquiring and investing in other companies, patents, technologies, products and/or services. To the extent we seek to grow our business through acquisitions, we may not be able to successfully identify attractive acquisition opportunities or consummate any such acquisitions if we cannot reach an agreement on commercially favorable terms, if we lack sufficient resources to finance the transaction on our own and cannot obtain financing at a reasonable cost or if regulatory authorities prevent such transaction from being consummated. The identification of potential targets, negotiation with targets and due diligence may divert management’s attention from their day-to-day responsibilities and require the incurrence of related costs. In addition, competition for acquisitions in the markets in which we operate during recent years has increased, and may continue to increase, which may result in an increase in the costs of acquisitions or cause us to refrain from making certain acquisitions. We may not be able to complete future acquisitions on favorable terms, if at all.

If we do complete future acquisitions, we cannot assure you that they will ultimately strengthen our competitive position or that they will be viewed positively by customers, financial markets or investors. Furthermore, future acquisitions could pose numerous additional risks to our operations, including:

●	diversion of management’s attention from their day-to-day responsibilities;
●	unanticipated costs or liabilities associated with the acquisition;
●	incurrence of acquisition-related costs, which would be recognized as a current period expense;
●	problems integrating the purchased business, products or technologies;
●	challenges in achieving strategic objectives, cost savings and other anticipated benefits;
●	inability to maintain relationships with key customers, suppliers, vendors and other third parties on which the purchased business relies;
●	the difficulty of incorporating acquired technology and rights into our platform and of maintaining quality and security standards consistent with our brand;
●	difficulty in maintaining controls, procedures and policies during the transition and integration;
●	challenges in integrating the new workforce and the potential loss of key employees, particularly those of the acquired business; and
●	use of substantial portions of our available cash or the incurrence of debt to consummate the acquisition.

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

Several of our announced additive manufacturing solutions are yet to be commercially released. There are often delays in the design, testing, manufacture and commercial release of new products, and any delay in the launch of our products could materially damage our brand, business, growth prospects, financial condition and operating results. Even if we successfully complete the design, testing and manufacture for one or all of our products under development, we may fail to develop a commercially successful product on the timeline we expect for a number of reasons, including:

●	misalignment between the products and customer needs;
●	lack of innovation of the product;
●	failure of the product to perform in accordance with the customer’s industry standards;
●	ineffective distribution and marketing;
●	delay in obtaining any required regulatory approvals;
●	unexpected production costs; or
●	release of competitive products.

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

We may experience significant delays or other obstacles in the design, production, launch and/or maintenance of produced parts offerings, and we may be unable to successfully commercialize said offerings.

We are building out a produced parts offering for customers, and produced parts is an existing offering of some of our recently-acquired businesses, which may present similar challenges to those outlined above with respect to the design, production, and launch of new additive manufacturing solutions. We have a limited history operating in the direct manufacturing and produced parts businesses, and as a result we may face challenges in delivering parts that meet customer specifications, both on time and cost-effectively. Additionally, our produced parts in the healthcare and dental industry may be subject to regulatory approvals and controls, which may delay the design, production or launch of products. Further, we may experience delays or challenges in designing, developing or selling produced parts. In particular, for produced parts, we may fail to develop a commercially successful offering if we are unable to meet customer needs or industry standards, if we fail to meet customer price expectations, or if our marketing and distribution strategy proves ineffective. If we are unsuccessful in establishing such an offering, sales of our additive manufacturing solutions and our overall operating results could suffer.

Our business activities may be disrupted due to the ongoing impact of the COVID-19 pandemic.

We face various risks and uncertainties related to the ongoing impact of the COVID-19 pandemic, including the delta variant, recent resurgences, public health measures and related government-imposed restrictions. The COVID-19 pandemic has led to disruption and volatility in the global economy and capital markets, which increases the cost of capital and adversely impacts access to capital. Government-enforced travel bans and business closures around the world have significantly impacted our ability to sell, install and service our additive manufacturing systems at customers around the world. It has, and may continue to, disrupt our third-party contract manufacturers and supply chain. We currently anticipate customer payment delays for our products which could negatively impact our results of operations. We also expect some delays in installation of our products at customers’ facilities, which could lead to postponed revenue recognition for those transactions. In addition, installation delays could prevent us from achieving anticipated consumables revenues due to systems being put into operation later, or at lower utilization, than expected. Furthermore, if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, facility closures, remote working or other restrictions in connection with the COVID-19 pandemic, our operations will likely be adversely impacted.

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

Our financial performance may be affected by the mix of products and services we sell during a given period. Our products are sold, and will continue to be sold, at different price points. Sales of certain of our products have, or are expected to have, higher gross margins than others. If our product mix shifts too far into lower gross margin products, and we are not able to sufficiently reduce the engineering, production and other costs associated with those products or substantially increase the sales of our higher gross margin products, our profitability could be reduced. Additionally, the introduction of new products or services may further heighten quarterly fluctuations in gross profit and gross profit margins due to manufacturing ramp-up and start-up costs. We may experience significant quarterly fluctuations in gross profit margins or operating income or loss due to the impact of the mix of products, channels or geographic areas in which we sell our products from period to period. Our financial performance also depends on the portion of our produced parts revenue supplied using additive manufacturing processes, which may enable higher gross margins and operational efficiencies as compared to conventional manufacturing technologies.

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

Our Production System P-50 solution is in the late stages of development, and while select early customers are operational with initial versions of this solution, commercial shipments are not scheduled to begin until the fourth quarter of 2021 and may occur later or not at all. As a result, we have accepted reservations for the Production System P-50, most of which are accompanied by a financial deposit. Given the anticipated lead times between reservations and the date of delivery of the Production System P-50s, there is a risk that customers who have placed reservations may ultimately decide not to convert such reservations into purchase orders and take delivery of their reserved Production System P-50 due to potential changes in customer preferences, competitive developments or other factors. As a result, no assurance can be made that reservations will result in the purchase of our Production System P-50s, and any such failure to convert these reservations could harm our business, prospects, financial condition and operating results.

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

Departing employees’ knowledge of our business and industry can be extremely difficult to replace and provides their future employers with a competitive advantage. Where applicable law permits, we generally enter into non-competition agreements with our employees. These agreements prohibit our employees from competing directly with us or working for our competitors or clients while they work for us, and in some cases, for a limited period after they cease working for us. We may be unable to enforce these agreements under the laws of the jurisdictions in which our employees work, and it may be difficult for us to restrict our competitors from benefiting from the expertise that our former employees or consultants developed while working for us. If we cannot demonstrate that our legally protectable interests will be harmed, we may be unable to prevent our competitors from benefiting from the expertise of our former employees or consultants and our ability to remain competitive may be diminished.

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

Our products and services are distributed in more than 65 countries around the world, and we derive a substantial percentage of our sales from these international markets. In 2020, we derived approximately 60% of our revenues from countries outside the United States. Accordingly, we face significant operational risks from doing business internationally.

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

Other risks and uncertainties we face from our global operations include:

●	difficulties in staffing and managing foreign operations;
●	limited protection for the enforcement of contract and intellectual property rights in certain countries where we may sell our products or work with suppliers or other third parties;
●	potentially longer sales and payment cycles and potentially greater difficulties in collecting accounts receivable;
●	costs and difficulties of customizing products for foreign countries;
●	challenges in providing solutions across a significant distance, in different languages and among different cultures;
●	laws and business practices favoring local competition;
●	being subject to a wide variety of complex foreign laws, treaties and regulations and adjusting to any unexpected changes in such laws, treaties and regulations;
●	specific and significant regulations, including the European Union’s General Data Protection Regulation, or GDPR, which imposes compliance obligations on companies who possess and use data of EU residents;
●	uncertainty and resultant political, financial and market instability arising from the United Kingdom’s exit from the European Union;
●	compliance with U.S. laws affecting activities of U.S. companies abroad, including the U.S. Foreign Corrupt Practices Act;
●	tariffs, trade barriers and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets;
●	operating in countries with a higher incidence of corruption and fraudulent business practices;
●	changes in regulatory requirements, including export controls, tariffs and embargoes, other trade restrictions, competition, corporate practices and data privacy concerns;
●	potential adverse tax consequences arising from global operations;
●	seasonal reductions in business activity in certain parts of the world, particularly during the summer months in Europe and at year end globally;
●	rapid changes in government, economic and political policies and conditions; and
●	political or civil unrest or instability, terrorism or epidemics and other similar outbreaks or events.

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

Our reputation and financial condition could be adversely affected if, as a result of a significant cyber-event or otherwise:

●	our operations are disrupted or shut down;
●	our confidential, proprietary information is stolen or disclosed;
●	we incur costs or are required to pay fines in connection with stolen customer, employee or other confidential information;
●	we must dedicate significant resources to system repairs or increase cyber security protection; or
●	we otherwise incur significant litigation or other costs.

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

Our performance depends on the financial health and strength of our customers, which in turn is dependent on the economic conditions of the markets in which we and our customers operate. A decline in the global economy, difficulties in the financial services sector and credit markets, continuing geopolitical uncertainties and other macroeconomic factors all affect the spending behavior of potential customers. The economic uncertainty in Europe, the United States, India, China and other countries may cause end-users to further delay or reduce technology purchases.

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

Our revenues are derived from the sale of additive manufacturing systems, produced parts, and consumables and services. We have encountered and will continue to encounter challenges experienced by growing companies in a market subject to rapid innovation and technological change. While we intend to invest substantial resources to remain on the forefront of technological development, continuing advances in additive manufacturing technology, changes in customer requirements and preferences and the emergence of new standards, regulations and certifications could adversely affect adoption of our products either generally or for particular applications. Our ability to compete in the additive manufacturing market depends, in large part, on our success in developing and introducing new additive manufacturing systems and technology, in improving our existing products and technology and qualifying new materials which our systems can support. We believe that we must continuously enhance and expand the functionality and features of our products and technologies in order to remain competitive. However, we may not be able to:

●	develop cost-effective new products and technologies that address the increasingly complex needs of prospective customers;
●	enhance our existing products and technologies;
●	respond to technological advances and emerging industry standards and certifications on a cost-effective and timely basis;
●	adequately protect our intellectual property as we develop new products and technologies;
●	identify the appropriate technology or product to which to devote our resources; or
●	ensure the availability of cash resources to fund research and development.

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

We depend on third-party contract manufacturers for the production of several of our additive manufacturing systems. While there are several potential manufacturers for most of these products, several of our products are manufactured, assembled, tested and generally packaged by a limited number of third-party manufacturers. In most cases, we rely on these manufacturers to procure components and, in some cases, subcontract engineering work. Our reliance on a limited number of contract manufacturers involves a number of risks, including:

●	unexpected increases in manufacturing and repair costs;
●	inability to control the quality and reliability of finished products;
●	inability to control delivery schedules;
●	potential liability for expenses incurred by third-party contract manufacturers in reliance on our forecasts that later prove to be inaccurate;
●	potential lack of adequate capacity to manufacture all or a part of the products we require; and
●	potential labor unrest affecting the ability of the third-party manufacturers to produce our products.

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

We are subject to environmental, health and safety laws and regulations related to our operations and the use of our additive manufacturing systems, produced parts, and consumable materials, which could subject us to compliance costs and/or potential liability in the event of non-compliance.

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

We collect personally identifiable information from our employees, prospects, and our customers. Privacy and security laws and regulations may limit the use and disclosure of certain information and require us to adopt certain cybersecurity and data handling practices that may affect our ability to effectively market our services to current, past or prospective customers. We must comply with privacy laws in the United States, Europe and elsewhere, including GDPR in the European Union, which became effective May 25, 2018 and the retained version of the GDPR as it forms part of the law of England and Wales, Scotland and Northern Ireland, and the

California Consumer Privacy Act of 2018, which was enacted on June 28, 2018 and became effective on January 1, 2020. These laws create new individual privacy rights and impose increased obligations, including disclosure obligations, on companies handling personal data. In many jurisdictions, consumers must be notified in the event of a data security breach, and such notification requirements continue to increase in scope and cost. Privacy and security laws and regulations may limit the use and disclosure of certain information and require us to adopt certain cybersecurity and data handling practices that may affect our ability to effectively market our services to current, past or prospective customers. While we have invested in, and intend to continue to invest in, resources to comply with these standards, we may not be successful in doing so, and any such failure could have an adverse effect on our business, results of operations and reputation.

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

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012, as amended, or JOBS Act, through December 31, 2021. As an emerging growth company, we may follow reduced disclosure requirements and do not have to make all of the disclosures that public companies that are not emerging growth companies do. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (b) the last day of the fiscal year following the fifth anniversary of the date of the completion of the initial public offering of Trine; (c) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;
●	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);
●	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and
●	exemptions from the requirements of holding a nonbinding advisory vote of stockholders on executive compensation, stockholder approval of any golden parachute payments not previously approved and having to disclose the ratio of the compensation of our chief executive officer to the median compensation of our employees.

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

The trading price of our Class A common stock is likely to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors such as those listed in this section and the following:

●	the impact of the COVID-19 pandemic on our financial condition and the results of operations;
●	our operating and financial performance and prospects;
●	our quarterly or annual earnings or those of other companies in our industry compared to market expectations;

●	conditions that impact demand for our products;
●	future announcements concerning our business, our customers’ businesses or our competitors’ businesses;
●	the public’s reaction to our press releases, other public announcements and filings with the SEC;
●	the market’s reaction to our reduced disclosure and other requirements as a result of being an “emerging growth company” under the JOBS Act;
●	the size of our public float;
●	coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;
●	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
●	strategic actions by us or our competitors, such as acquisitions or restructurings;
●	changes in laws or regulations which adversely affect our industry or us;
●	changes in accounting standards, policies, guidance, interpretations or principles;
●	changes in senior management or key personnel;
●	issuances, exchanges or sales, or expected issuances, exchanges or sales of our capital stock;
●	changes in our dividend policy;
●	adverse resolution of new or pending litigation against us; and
●	changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war and responses to such events.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended September 30, 2021, the registrant issued an aggregate of 21,861 shares of Class A common stock upon the exercise of stock options to employees and non-employees for aggregate consideration of approximately $0.2 million. These securities were issued in reliance on Rule 701 promulgated under the Securities Act or pursuant to Section 4(a)(2) of the Securities Act.

During the three months ended September 30, 2021, the registrant issued an aggregate of 34,749 shares of Class A common stock upon the vesting of restricted stock units held by employees and non-employees. These securities were issued in reliance on Rule 701 promulgated under the Securities Act or pursuant to Section 4(a)(2) of the Securities Act.

During the three months ended September 30, 2021, the registrant issued an aggregate of 4,013,198 shares of Class A common stock in consideration for the acquisitions of Adaptive 3D and Aerosint. These securities were issued pursuant to Section 4(a)(2) of the Securities Act.

All other issuances of unregistered securities by us during the three months ended September 30, 2021 have been included previously in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

The following table sets forth purchases of our common stock for the three months ended September 30, 2021:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
July 1, 2021 through July 31, 2021	2,241	$9.07	—	—
August 1, 2021 through August 31, 2021	29,900	$8.67	—	—
September 1, 2021 through September 30, 2021	8,158	$8.12	—	—
Total	40,299		—

(1) All of the shares were withheld from employees in satisfaction of minimum tax withholding obligations associated with the issuance of shares of Class A common stock in connection with acquisitions during the period.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

As previously disclosed, on November 5, 2021, Ali El Siblani notified the Company of his intent to resign as a member of the Board of Directors and as an employee of the Company in his role as Chief Executive Officer of EnvisionTec US LLC. The Company and Mr. Siblani entered into a separation agreement on November 11, 2021 pursuant to which his resignation was effective as of November 5, 2021.

Item 6. Exhibits

(a)	Exhibits

The exhibits listed in the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q and are incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Exhibit		Form	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of August 11, 2021, by and among Desktop Metal, Inc., Texas Merger Sub I, Inc., Texas Merger Sub II, Inc. and the ExOne Company	8-K/A	2.1	8/12/2021
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)			*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)			*
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350			*
101.INS	Inline XBRL Instance Document			*
101.SCH	Inline XBRL Taxonomy Extension Schema Document			*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document			*
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document			*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document			*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)			*
*	Filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESKTOP METAL, INC.

Date: November 15, 2021	By:	/s/ Ric Fulop
Ric Fulop
Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ James Haley
James Haley
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)