Form 10-K
period 2021-12-31
Desktop Metal, Inc.
filed 2022-03-15
CIK 1754820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based on the closing price as reported on the New York Stock Exchange, the aggregate market value of the Registrant’s Common Stock held by non-affiliates on June 30, 2021 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $3.0 billion. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s Common Stock as of March 11, 2022 was 312,491,730.

Documents Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A with the Securities Exchange Commission are incorporated by reference into Part III of this report. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2021.

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

PART I

Item 1. Business

Business Overview

Desktop Metal is pioneering a new generation of additive manufacturing technologies focused on Additive Manufacturing 2.0, the volume production of end-use parts. We offer a comprehensive portfolio of integrated additive manufacturing solutions comprised of hardware, software, materials and services with support for metals, polymers, elastomers, ceramics, sands, composites, wood and biocompatible materials. Our solutions span use cases across the product life cycle, from product development to mass production and aftermarket operations, and they address an array of industries, including automotive, healthcare and dental, consumer products, heavy industry, aerospace, machine design and research and development.

At Desktop Metal, we believe additive manufacturing, commonly referred to as 3D printing, is one of the most exciting and transformational technology innovations of our time. According to the Wohlers Report 2021 and management estimates, the global additive manufacturing market, which includes spending on systems, materials, parts and other 3D printing software and services, is expected to grow from $13 billion in 2020 to more than $100 billion in 2030 at a compound annual growth rate of approximately 22%.

Additive manufacturing has the capacity to change the way parts of nearly all materials are designed, manufactured and sold around the world, and it provides businesses of all sizes the means to make high performance products faster, more sustainably, and at costs and volumes competitive with conventional manufacturing processes. Our mission is to enable high volume production, while making additive manufacturing accessible to all engineers, designers and manufacturers. In doing so, we believe we will empower businesses to adopt radical, new approaches to design and production and enable the success of many of the high growth industries that will drive global economic growth in the years to come.

Our growth strategy begins with a commitment to research and development. Since our founding in 2015, we have invested significant resources in research and development towards building an extensive portfolio of proprietary and differentiated technologies with a focus on making additive manufacturing an easy-to-use, economic and scalable solution. These technologies represent the cornerstones of our future product introductions, are critical to enhancing our existing offerings and are supported by over 650 patents or pending patent applications. Our additive manufacturing platforms, which leverage these technologies for the production of tools and end-use parts, enable businesses to address their specific goals through a range of solutions that span price points, throughput levels and operating environments.

Our product platforms offer several key advantages over competitive additive manufacturing systems including breakthrough print speeds, competitive part costs, accessible workflows and software, turnkey solutions and support for an extensive library of qualified materials, the sale of which represent a recurring revenue stream from customers of our additive manufacturing solutions in addition to system consumables and other services, such as installation, training and technical support. As a result of these strengths, our solutions are lowering the barriers to adopting additive manufacturing and unlocking new applications where conventional manufacturing has customarily held cost and volume advantages. Across printers, parts and materials, we intend to continue investing to advance our current technology portfolio and develop new technologies that allow us to serve a broader customer base and reach new verticals, thereby expanding our addressable market and driving adoption of Additive Manufacturing 2.0.

We leverage our core competencies in technology innovation and product development by marketing and selling our Additive Manufacturing 2.0 solutions through a leading global distribution network, managed and augmented by our own internal sales and marketing teams. This distribution network, which covers over 65 countries around the world, is composed of sales and distribution professionals with decades of experience in digital manufacturing technologies and works alongside our direct sales force to market and sell products across a range of industries and price points. Similarly, our internal manufacturing and supply chain teams work collaboratively with our internal engineering department and third-party contract manufacturers to scale up initial prototypes for commercialization and volume commercial shipments. Together, our hybrid distribution and manufacturing approaches allow us to produce, sell and service our products at-scale in global markets and create substantial operating leverage as we execute our strategy.

Our proprietary technology solutions also serve as the foundation for product parts offerings in which we which we directly manufacture parts for sale to our customers with a focus on key applications and verticals in which additive manufacturing can provide significant design, performance, cost and supply chain advantages relative to conventional manufacturing. These offerings will enable us to provide a more holistic suite of solutions for our customers and enable the accelerated adoption of our Additive Manufacturing 2.0 solutions across select high-value production applications, which we refer to as “killer apps”, including, but not limited to, medical and dental devices, fluid power systems, and sustainable, end-use wood parts. We believe such offerings will not only create a high-margin revenue stream, but will also facilitate lead generation for our additive manufacturing systems at scale and enable high-performance and specialized applications using new materials ahead of broader market introduction.

We are led by visionary technologists and a team of proven leaders with experience bringing emerging technologies to market across the hardware, materials and software sectors. Our technologies have the potential to empower engineers and designers to easily access additive manufacturing and drive new application discovery as well as provide manufacturers with reliable and high-performance solutions that facilitate the production of innovative designs in high volumes. We believe that, taken together, these core competencies will propel us towards helping businesses realize the true promise of Additive Manufacturing 2.0.

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

Tooling requirements associated with casting, stamping, and injection molding also leave little room for design iteration without increasing time-to-market and development costs. New parts and design changes often require a new tool, thereby slowing the pace at which businesses can introduce new products and react to shifts in market preferences and making it difficult to compete effectively. Computer numerical controlled machining, or CNC machining, is an alternative to stamping, casting and molding that does not require a mold or die, enabling lower-volume production with reduced lead times. However, because CNC machining is a subtractive process in which material is removed from a solid block to create a part, it typically results in higher part costs and significant material waste. In addition, the CNC machining process often requires heavy involvement from specialist technicians, and machine programming can be time intensive. Each of these conventional manufacturing processes also creates design restrictions that can result in significantly higher part weights and costs or require assemblies, adversely impacting performance in favor of manufacturability and driving additional manufacturing and supply chain complexity.

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

•

Design flexibility. Conventional manufacturing can force design compromises as a result of subtractive manufacturing processes or the use of tools. While 3D printing may involve design guidelines primarily to reduce dependency on supports and optimize process success, designers generally have freedom to produce geometries not possible or economically feasible with conventional manufacturing. As an example, with additive manufacturing, designers can produce intricate organic or complex, lattice shapes that are optimized for strength and functional performance to reduce weight and material usage.

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

•

Supply chain re-engineering. Additive manufacturing suitable for end-use parts production can improve supply chains by enabling on-demand manufacturing in distributed locations. Decentralized networks of additive manufacturing systems with low tooling and set-up costs can replace centralized facilities with conventional manufacturing equipment in locations frequently selected because of lower cost of labor. In addition, producing parts near the point and time of demand can significantly reduce lead times, inventories, and dependencies on forecasting without incurring additional costs related to logistics and customs.

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

Many businesses faced with increased global competition and rapidly changing market preferences are turning to additive manufacturing to overcome the limitations of conventional manufacturing and provide a competitive advantage. According to an Ernst & Young global survey, 83% of industrial businesses in 2019 were either already applying or considering applying additive manufacturing technologies, a significant increase from 36% in 2016. According to the Wohlers Report 2021, spending on additive manufacturing products and services roughly doubled from $6 billion to $12 billion during this same period. While many businesses still value the rapid prototyping benefits of additive manufacturing, they are also eager to realize benefits largely related to end-use part production. According to Ernst & Young, over 50% of industrial businesses expect to use additive manufacturing to produce products that better meet customer requirements; reduce logistics efforts, transport and inventories; and manufacture existing products at lower costs.

Most existing additive manufacturing technologies primarily focus on design & prototyping applications.

Additive manufacturing technologies face stringent business requirements for use in production with respect to accuracy, surface finish, material properties and throughput, all of which must meet or exceed the standards set by more mature conventional manufacturing alternatives. Most commercially available 3D printers leverage legacy additive manufacturing technologies including fused filament fabrication, or FFF, stereolithography, or SLA, and powder bed fusion, or PBF. These first-generation 3D printing technologies build parts by tracing each layer using a single point or multiple points, such as an extrusion nozzle in FFF printers or a laser in SLA and PBF systems. While these technologies have evolved significantly since the early 2000s, and have mostly overcome initial deficiencies around accuracy, surface finish and material properties, their throughput and the resulting production economics have continued to present a challenge. Such technologies can typically only increase part throughput with additional time or systems, which limits customers’ ability to increase production without also increasing their equipment costs. Many existing additive manufacturing solutions consequently continue to focus on design and prototyping use cases or other low volume production applications where design flexibility and turnaround time are important to customers, but costs and part throughput are not, and where other key performance measures, including accuracy, surface finish and material properties are also less critical.

As a result, businesses still face hurdles in adopting legacy additive manufacturing for end-use production.

While the growth of additive manufacturing has accelerated in recent years, many companies still hesitate to fully adopt the existing, legacy technologies to produce end-use parts in volume, preventing them from realizing the full benefits of additive manufacturing. Ernst & Young found that only 18% of industrial businesses in 2019 used additive manufacturing for end-use parts, lagging other use cases such as rapid prototyping. Because these existing, legacy technologies are better suited to design and prototyping applications, businesses pursuing additive manufacturing solutions face significant barriers to adopting these technologies for end-use applications. Using legacy additive manufacturing technologies to make end-use parts can be expensive, particularly for businesses under margin pressure. This is due to the high costs of legacy additive manufacturing equipment and related consumable materials, which are often priced at high levels by vendors to compensate for the low productivity of their systems. When combined with the limited throughput of these legacy additive manufacturing technologies, high upfront and operating costs result in part costs that typically cannot compete with conventional manufacturing. Consequently, industries that require inexpensive parts in large quantities, such as automotive and consumer products, face challenges in adopting additive manufacturing for end-use parts production.

Our Market Opportunity

In part as a result of the drawbacks of these legacy additive manufacturing technologies, businesses of all sizes are engaging Desktop Metal to begin their deployment of additive manufacturing for scalable, end-use parts production. We believe our product portfolio enables customers to capture value at every stage in the product lifecycle, from research and development to the mass production of tools and end-use parts. We provide easy-to-use, high-throughput, and integrated additive manufacturing solutions comprised of hardware, software, materials, and services. Our solutions expand the addressable market for additive manufacturing by facilitating applications in vertical markets that have been restricted from adopting additive manufacturing due to cost and productivity hurdles, such as automotive, consumer products, heavy industry and machine design. As a result, we believe we are at the forefront of the next generation of companies that will drive the accelerated adoption of Additive Manufacturing 2.0, whereas legacy additive manufacturing technologies are primarily focused on enabling rapid prototyping and tooling applications. According to the Wohlers Report 2021 and management estimates, this market is expected grow from $13 billion in 2020 to more than $100 billion in 2030 at a compound annual growth rate of approximately 22%, as additive manufacturing displaces conventional manufacturing across a growing range of applications.

Our Growth Strategy

The key elements of our strategy for growth include the following:

Expand our product offerings with a focus on integrated solutions that make additive manufacturing suitable for production applications and accessible to a broad audience.

We believe the adoption of additive manufacturing, particularly for end-use parts, is driven by the availability of solutions that offer a tool-free, digital path to producing large quantities of parts that are both higher performance and lower cost than achievable through conventional manufacturing processes. Our product portfolio is focused on additive manufacturing printer platforms designed for Additive Manufacturing 2.0, or the volume production of end-use parts, and we intend to continue investing significant resources in enhancing these solutions and developing technologies with breakthrough advances in print speed and other process parameters to deliver the highest throughput systems and lowest part costs in the additive manufacturing market. We believe such improvements will encourage customer investment in additive manufacturing across a range of industrial applications and vertical markets where conventional manufacturing has customarily held cost and volume advantages. Improved system productivity and economics will expand our market opportunity and enable customers to enjoy the benefits of additive manufacturing at-scale, including lighter, more sustainable parts and a digital supply chain. Our Additive Manufacturing 2.0 solutions also enable us to capture recurring revenue streams through the sales of consumables and service contracts. We are also committed to lowering the barriers to adopting such additive manufacturing solutions by providing integrated, turnkey experiences that improve performance while reducing workflow complexity and include all the software, hardware and materials required to produce end-use parts. To accomplish this, we intend to continue investing in software, materials and sintering technologies complementary to our 3D printers that enable ease of use and broad adoption across a wide set of customers with varying levels of experience with additive manufacturing.

Qualify additional materials to reach new verticals and expand our addressable market

Our current product portfolio supports 3D printing using an extensive library of materials, including metals, polymers, elastomers, ceramics, sands, composites, wood and biocompatible materials, and we are in the process of qualifying additional materials for printing that meet or exceed the properties achievable through conventional manufacturing processes. Our metal additive manufacturing systems are designed using sintering-based, powder metallurgy processes, for which hundreds of well-characterized metal alloys and ceramics are available, offering a broad set of materials for us to evaluate and qualify for use with these platforms. Several of these solutions also provide open platforms for customers to develop and print with specialized materials that are either proprietary to them or not included on our internal development roadmap while others offer a full, turnkey experience including metal powders which we qualify and distribute for customer use. Our photopolymer systems support a wide range of both proprietary and third-party, industry-validated resins through a selectively open business model. By developing or qualifying additional industrial materials on our systems and enabling customers and partners to do the same, we believe we can serve a broader customer base and address new applications and vertical markets, thereby expanding market share of our solutions and helping drive adoption of additive manufacturing.

Develop robust produced parts offerings focused on “killer apps” for additive manufacturing

We are establishing produced parts offerings in which we directly manufacture parts for sale to our customers with a focus on key, high-value applications and verticals in which additive manufacturing can provide significant design, performance, cost and supply chain advantages relative to conventional manufacturing. These offerings will enable us to provide a more holistic suite of solutions for our customers and enable the accelerated adoption of our Additive Manufacturing 2.0 solutions across select high-value and high margin production applications, which we refer to as “killer apps”, including, but not limited to, medical and dental devices, fluid power systems, and sustainable, end-use wood parts. For example, we offer turnkey design and parts production services enabled by additive manufacturing for fluid power system applications through our Aidro subsidiary, and we are building Desktop Labs, a dental and biofabrication platform focused on leveraging our proprietary additive manufacturing solutions to vertically integrate into digital solutions, design services and parts production capabilities for dental and biofabrication applications. By leveraging additive manufacturing, we believe we can provide improved delivery timelines, higher performance parts, and a more integrated, end-to-end customer experience relative to manufacturers that leverage conventional processes, enabling pricing power and accelerating our customer acquisition capabilities. Providing produced parts also enables customers to leverage our technology for these “killer apps” with a lower initial capital expenditure investment before bringing their production in-house when they are ready to purchase our additive manufacturing systems. We believe such services will facilitate lead generation for our additive manufacturing systems at scale and enable high-performance and specialized applications using new materials ahead of broader market introduction.

Pursue strategic acquisitions and partnerships

We intend to continue to selectively pursue acquisitions and/or equity investments in businesses that represent a strategic fit and are consistent with our overall focus on technologies and solutions that enable Additive Manufacturing 2.0 across printers, materials and killer apps. We believe such transactions would allow us to accelerate market penetration of our additive manufacturing solutions by enabling expansion of our product portfolio, access to new markets and key applications for additive manufacturing, and a stronger value proposition for our customers while delivering margin improvements and increased customer lifetime value. We believe that because of our core focus on engineering and technology development as well as our unique distribution network, we will be able to successfully integrate and drive adoption of new technologies and capabilities acquired via strategic transactions.

Extend our distribution channels and reach

We have a leading global distribution network for our additive manufacturing technology solutions consisting of over 200 resellers, covering more than 65 countries around the world. Our direct sales force augments the reach of our distribution network, focusing primarily on selling our higher priced solutions, cross-selling our solutions across materials, serving major accounts and expanding our footprint within multinational and Fortune 500 organizations. We intend to extend this hybrid distribution approach by adding further geographic coverage and sales capacity across both reseller and direct sales channels as well as developing industry-specific expertise to drive penetration in vertical markets such as automotive, aerospace, healthcare and dental, and consumer products. We also expect to continue building out a high-velocity sales channel for lower price point products by partnering with additional volume distributors of software and hardware as well as expanding our internal sales infrastructure and online sales presence.

Build a diverse, global customer base across industries and applications

We believe that our success depends, in part, on our ability to develop a diverse, global customer base to reduce risks associated with revenue concentration in any single geographic region or industry. Our customers today include businesses of all sizes, ranging from small and medium enterprises to Fortune 500 organizations and span many industries and applications, including automotive, healthcare and dental, consumer products, heavy industry, aerospace, machine design and research and development. We aim to leverage our global distribution network to reach new customers broadly as well as opportunities in targeted industries and geographies. We believe this diversification will also allow us to identify new applications for which our solutions are appropriate and provide us with customer feedback to assist our product development efforts and ensure we are addressing a broad range of market needs. For example, in 2021 we launched Desktop Health, a business focused on developing new solutions built on and commercializing our portfolio of additive manufacturing solutions for personalized patient care across a range of healthcare and dental applications spanning dentistry, orthodontics, dermatology, orthopedics, cardiology, plastic surgery and printed regenerative tissues and grafts. Our produced parts offerings, including Aidro and Desktop Labs, further our application diversification efforts by providing us with a direct, internal feedback loop with users of our additive manufacturing solutions so we can continue to identify new use cases where our proprietary technologies deliver a compelling value proposition and accelerate our customer acquisition and account expansion capabilities.

Promote awareness through training and education

As businesses increasingly embrace additive manufacturing over the next decade, we intend to educate the market on best practices for adoption of the technology across the entire product life cycle. Our leadership position provides a platform to deliver this education both for our existing customers and the market as a whole. Such education is a critical component of our sales and marketing efforts. We believe businesses that are well-informed or that have firsthand experience of the benefits of our additive manufacturing solutions relative to conventional manufacturing are more likely to purchase and expand their use of our products and services over time. To drive such awareness, we are developing rich additive manufacturing content and curricula for delivery through both online and in-person media, including classes, programs, certifications, and professional services. We are developing global centers of excellence, leveraging our own headquarters and network of adoption centers in conjunction with our distribution network’s presences, to serve as showrooms for our solutions, learning facilities and focal points for additive manufacturing-focused professional services.

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

Differentiated and proprietary technology platform focused on area-wide print technologies

We have invested significant resources in developing proprietary technologies that serve as the foundation of our solutions across hardware, software and materials science to accelerate the widespread adoption of additive manufacturing. A majority of these proprietary technologies are innovations on binder jetting or digital light processing, or DLP, which are area-wide 3D printing processes that use inkjet printheads or DLP projectors, respectively, to print an entire layer or large sections of a layer at one time and are consequently more efficient than point processes, such as FFF, SLA and PBF, which trace each layer over time using single (or multiple) points of energy or material deposition. Several of our key print process innovations include:

•

Single Pass Jetting, or SPJ. An area-wide powder metallurgy-based process in which all the sequential steps of conventional binder jetting are combined and applied with each pass of a single print carriage over the “build box”, dramatically reducing print time and increasing mechanical efficiency, leading to significant increases in throughput and improvements in part costs.

•

Triple Advanced Compaction Technology, or Triple ACT. An area-wide powder metallurgy-based process for binder jetting that leverages a unique ultrasonic hopper in combination with a dual roller approach featuring a knurl design on one roller for spreading powder and a special surface finish on a separate roller for compacting powder, leading to high powder bed densities with minimal variability.

•

Continuous Digital Light Manufacturing, or CDLM. An area-wide photopolymer printing process built on top of DLP technology that allows for continuous motion of the build plate to deliver exceptional build speeds and parts with isotropic properties and high accuracy, leading to improvements in part costs while also enabling new resin chemistries with strong functional characteristics.

•

Projection Arrays. An area-wide photopolymer printing process that combines multiple high-resolution DLP projectors into a single exposure using advance multi-image calibration to increase power density and resolution during curing, improving print speeds and enabling large format build areas to support the production of large parts.

•

Bound Metal Deposition, or BMD. A powder metallurgy-based process in which loose powders and dangerous lasers commonly associated with 3D printing are eliminated in favor of bound metal rods to shape parts layer-by-layer, leading to reductions in requirements for special facilities.

•

Micro Automated Fiber Placement, or Micro AFP. A process in which tape pre-impregnated with continuous fiber, or continuous fiber prepreg tape, is deposited along a part’s critical load paths in combination with chopped fiber filament to build high-strength and high-resolution parts with aerospace and industrial-grade materials.

In addition to these print process innovations, we have developed purpose-built, proprietary sintering technology that delivers industrial-strength sintering in an office-friendly package as well as breakthrough sintering process simulation software, designed to facilitate metal parts production on our platforms with high accuracy while reducing trial-and-error. These fundamental technologies represent the cornerstones of our future product introductions and are critical to enhancing our existing offerings. Elements of these technologies and processes are protected by our know-how and by over 650 patents or pending patent applications.

High printer throughput

We believe that our proprietary SPJ, Triple ACT, CDLM and Projection Array technologies and each of our binder jet and DLP product platforms enables the highest rate of parts production per unit of time among competing additive manufacturing systems for a given layer resolution. The Production System P-50, which is designed to achieve print speeds of up to 12,000 cubic centimeters per hour at a 65-micron printed layer height, can enable customers to manufacture up to hundreds of thousands or even millions of parts per year using additive manufacturing, unlocking new applications due to improved part costs and enhanced design flexibility. The Xtreme 8K uses patented Projection Array technology to support printing large photopolymer parts at build speeds up to 100 times those of legacy thermoplastic FFF printers. Our additive manufacturing solutions employ additional, proprietary technology innovations as a means to overcome some of the challenges that arise with high-speed 3D printing and ensure part consistency, accuracy, and resolution. Through continued advances in underlying hardware and our own technology and processes, we believe that our products’ print speeds will continue to increase, driving down the cost of parts produced on our additive manufacturing systems. This will further differentiate our solutions from competitors while also improving our ability to compete with conventional manufacturing processes at larger quantities of parts and across a wider range of applications.

Integrated, turnkey solutions

We aim to provide our customers with easy-to-use and end-to-end, turnkey solutions for additive manufacturing without the need for additional third-party equipment. We believe our compelling user experience across our product portfolio begins with cohesive and modern software applications for efficient printer build preparation and communication with our additive manufacturing systems, which receive feature enhancements via over-the-air or offline firmware updates. For our solutions related to metal additive manufacturing, which is a complex process that involves multiple steps to go from a digital file to a metal part, we have developed a furnace using proprietary technology purpose-built to provide industrial strength, partial-pressure and vacuum-enabled sintering in an office-friendly package. Sintering is a critical step for powder metallurgy-based metal additive manufacturing processes. Our furnace enables customers of our Studio System and metal binder jetting solutions with minimal additive manufacturing experience or materials expertise to process high-density, complex metal parts entirely in-house without third-party equipment required. Similarly, we provide cleaning and curing solutions for our photopolymer additive manufacturing systems, enabling customers to fully process parts post-print to achieve exceptional material properties, resolution and accuracy. We also provide a range of proprietary and third-party consumables and materials optimized for use with our additive manufacturing systems and designed to enable high-quality parts with consistency.

Broad product portfolio and material library

Every organization has a different challenge or application that drives its consideration of additive manufacturing. We offer our customers a range of solutions spanning multiple price points, throughput levels, operating environments, and technologies to enable businesses to find the solution that solves their specific pain point and achieves their goals across an extensive library of qualified materials. Our broad product portfolio covers a spectrum of use cases, scaling with customer needs from entry-level, office-friendly additive manufacturing systems for low volume production of metal, polymer, composite or biocompatible parts to high-end, industrial additive manufacturing systems for mass production of low-cost metal, polymer, elastomer, ceramic, sand or wood parts. In addition, this portfolio eliminates the need for customers to source products for different applications from multiple third-party vendors, giving us a market advantage relative to competitors with a more limited set of solutions.

Global presence and distribution capabilities

We have developed an industry-leading global distribution network for our additive manufacturing solutions consisting of over 200 resellers covering over 65 countries around the world and within a short drive of a significant portion of worldwide manufacturing sector locations. Our resellers, who have extensive experience across digital modeling, 3D printing, and metal and polymer manufacturing processes, provide marketing, sales, application engineering, and local support services for end users across an array of vertical markets, such as healthcare and dental. They also bring an existing base of customers into which we can drive awareness of and ultimately sell our additive manufacturing solutions. Our direct sales force augments the reach of our global distribution network, serving major accounts and expanding our footprint within multinational and Fortune 500 organizations. To support both our reseller and direct sales channels, we leverage an experienced team of application engineers who help customers identify and develop compelling use cases for additive manufacturing in their organizations to drive adoption of our solutions. We believe this hybrid distribution approach allows us to scale across a range of price points, solution complexities and deployment sizes while enabling a tight and ongoing relationship with customers of all sizes.

We have also established adoption centers in each of the Americas, the Europe, the Middle East and Asia, or EMEA region, and the Asia-Pacific, or APAC region, through which we offer sales and marketing and delivery of support and printing services to our customers. These adoption centers provide us with physical presence alongside our reseller locations in or near areas where many global industrial businesses have manufacturing facilities, providing potential customers with the ability to see our additive manufacturing systems in operation and evaluate their production capabilities prior to ordering such solutions to bring production in-house.

Visionary and experienced management team

Our management team has deep operational experience bringing emerging technologies to market across the hardware and software sectors. In engineering, we are led by accomplished and visionary technologists across the additive manufacturing, robotics, and materials science industries, including lead inventors of binder jetting and DLP technologies and an industry authority in powder metallurgy. Our commercialization efforts are managed by individuals with prior successes in building and growing indirect, channel-driven sales organizations.

Our Product Platforms

We offer a comprehensive portfolio of integrated additive manufacturing solutions comprised of hardware, software, materials and services with support for metals, polymers, elastomers, ceramics, sands, composites, wood, and biocompatible materials. Our additive manufacturing systems, which are based on our proprietary technologies, are described below.

Metal Additive Manufacturing Systems

Our metal additive manufacturing systems are designed using sintering-based, powder metallurgy processes, in which metal powder is bound together in a printer and sintered in a furnace to form a dense metal part. Hundreds of metal alloys are available to such powder metallurgy processes, many with well-characterized and high-quality material properties.

The Production System is an industrial manufacturing platform powered by patent-pending SPJ binder jetting technology designed to be the fastest way to 3D print metal parts at scale. The Production System platform consists of two printer models, the P-1 and the P-50, enabling customers to scale from process and materials development in a smaller form factor solution to mass production of low-cost, end-use parts on the same print engine. On the Production System P-50, which commenced shipments during the first quarter of 2022, SPJ technology offers dramatic increases in print speeds up to 100 times those of legacy PBF additive manufacturing technologies. This throughput is reinforced by an open material platform that allows customers to use low-cost, third-party metal injection molding, or MIM, powders. As a result, the Production System P-50 can produce high-resolution parts at costs competitive with conventional mass production techniques for quantities up to hundreds of thousands of units, addressing the needs of original equipment and third-party contract manufacturers seeking cost-effective additive manufacturing solutions. In addition, both Production System printer models feature an inert, chemically inactive processing environment, enabling support for a range of both non-reactive and reactive metals in a controlled fashion while also promoting consistent characteristics and quality across printed parts.

The Shop System platform introduces mid-volume binder jetting with rich feature detail and exceptional surface finish to the machine shop market. With the Shop System, businesses can produce serial batches of hundreds or thousands of complex, end-use metal parts in a fraction of the time and cost of conventional manufacturing and comparably priced additive manufacturing technologies. The Shop System, which can achieve build speeds up to 10 times those of legacy PBF additive manufacturing technologies, also features a configurable build volume from 4 liters to 16 liters designed to scale to a customer’s desired throughput. It is an affordable, turnkey solution that facilitates the full manufacturing process from digital file to sintered metal part, and includes a powder station for part depowdering prior to sintering, closed-loop powder recycling and our proprietary furnace technology with software and profiles optimized for mid-volume production. While the Shop System was initially designed for metal parts production, we also are qualifying and commercializing this solution for new materials that can leverage binder jetting, such as wood and ceramics.

The X-series platform is designed for serial production binder jet 3D printed metal, ceramic, or composite parts, balancing speed and quality while offering broad material compatibility for a full spectrum of academics, researchers and manufacturers. The X-series consists of three printer models, including the X160Pro, X25Pro and InnoventX. The models differ primarily in print speed and build volume but leverage the same patented Triple ACT technology and advanced, piezoelectric printhead engine to support easy scaling from research and development to volume production with industry-leading final part accuracy, density and part variability as low at 0.3% across large build areas. Each of these printer models also features an open material system and significant process flexibility, enabling the use of a diverse range of ultra-fine, third-party MIM powders. At 160 liters in build volume, the X160Pro is the largest commercially available binder jet system in the market and large enough to batch process investment cast parts for applications in industries such as automotive, aerospace and defense. The X160Pro also features Industry 4.0 cloud connectivity and process-linking capabilities enabled by Siemens MindSphere. The X25Pro features a mid-sized 25-liter build volume, making it large enough to accommodate production of most metal parts manufactured today. The InnoventX is a compact, entry-level binder jetting solution aimed at academics, researchers, and manufacturers seeking to conduct materials research and produce low volumes of functional parts quickly, affordably, and sustainably. It also includes enhanced safety features for reliably producing high-quality parts with excellent surface finish across a wide range of materials. This system’s process flexibility and easy-to-manage build volume of just under 1 liter make it ideal for educating students, use in labs for research and development, or getting started with binder jetting without the need for large volumes of powder.

The Studio System platform, now in its second generation, is designed for office-friendly 3D printing. Integrated through Desktop Metal’s cloud-based Fabricate software, this turnkey, easy-to-use solution delivers a streamlined and automated workflow for producing low volumes of complex metal parts in house via additive manufacturing technology. Through BMD, the Studio System minimizes requirements for special facilities or expensive EHS equipment as compared to legacy PBF additive manufacturing technologies and improves ease-of-use while enabling new features such as use of closed-cell triply periodic minimal surface, or TPMS, infill for lightweight strength. Parts produced using the Studio System 2 also feature our Separable Supports technology, which enables simplified post-processing and support removal relative to legacy PBF additive manufacturing technologies.

We also offer a sintering furnace, that can be paired with the Studio System and our entry-level binder jetting solutions to create turnkey metal additive manufacturing solutions that are simple to install and easy to use. The Desktop Metal furnace is fully-automated, sized to fit through ADA-compliant doors and built using proprietary technology that provides industrial-strength, vacuum-enabled sintering in an office-friendly package. It is designed to achieve temperatures up to 1,400 degrees Celsius and to ensure uniform heating and cooling without the residual stresses introduced into parts by legacy PBF additive manufacturing processes, which can result in poor part performance.

Photopolymer Additive Manufacturing Systems

Our photopolymer additive manufacturing systems are designed using advanced, area-wide photopolymer print processes, such as DLP and CDLM, in which liquid photopolymer resin is cured using light from a high-resolution projector system to produce precision polymer parts with smooth surface finish and properties in line with or exceeding conventionally manufactured thermoplastics.

The Xtreme 8K platform features the largest build area among production-grade DLP systems. It is designed for industrial, high-temperature production of end-use photopolymer parts and uses high-powered light sources coupled with a water-cooled DLP chip for extended life on the factory floor. Leveraging patented Projection Array technology, the Xtreme 8K combines its two high-powered 4K projectors into a single exposure using multi-image calibration to drive power density during curing and enable the high-speed production of exceptionally large photopolymer parts within the 71 liters build envelope without sacrificing quality or accuracy. Projection Array technology, which supports build speeds on the Xtreme 8K up to 100 times those of legacy thermoplastic FFF printers, is also capable of printing parts with up to 16K resolution using patented pixel shifting technology. With the speed and resolution enabled by the Xtreme 8K, businesses can achieve superior price performance for large volumes of end-use parts versus comparable polymer additive manufacturing systems.

The Einstein series, designed for dental professionals, offers key features essential to superior 3D printing in the dental market, including accuracy, speed and versatility. The series consists of three models, including Einstein, Einstein Pro, and Einstein Pro XL, each of which offer progressively larger build volumes up to 5.7 liters, faster build speeds, and higher-resolution printing. All Einstein printers leverage proprietary NanoFit 385 technology built on industrial 385 nanometer projectors to enable dental applications with stunning clarity, exceptional accuracy, and natural looking finishes. The printers are also equipped with Hyperprint technology, which leverages closed-loop processing in combination with a heated resin vat to fabricate a variety of dental applications, such as models, dentures and crowns, with improved accuracy, speeds up to 50% faster, and a wider range of materials than predecessor dental photopolymer solutions.

The P4K platform offers a series of advanced DLP printer models designed for volume production in precision applications. With four available build envelopes up to 5.9 liters in volume, the P4K platform leverages industrial 385 nanometer projectors combined with patented pixel tuning technology that uses artificial intelligence to deliver parts with extremely high-quality surface finish. P4K printers eliminate the use of a vat used to hold the liquid photopolymer resin, and instead use a shallow tray filled with the exact volume of resin required for a given print, minimizing waste, saving material costs and making material changeovers fast and easy.

The Envision One platform leverages patented CDLM technology for high-volume production of end-use photopolymer parts at an affordable upfront price, offering exceptional price performance. Envision One printers are built with industrial projectors with 4K resolution and 385 nanometer wavelength that deliver high-intensity light uniformly and with high precision across the entire build surface. Paired with proprietary domeless basement technology for the material tray, which reinforces precision and part accuracy, CDLM technology on the Envision One enables the continuous motion of the build plate to deliver high build speeds and parts with isotropic properties, leading to cost-effective end-use parts. The Envision One platform consists of several models, including a large format solution, the Envision One XL, which supports printing large parts up to 330 millimeters tall, and the Envision One HT, which uses a high-accuracy, closed loop infrared heating system to enable a new generation of high-temperature, high-viscosity resin chemistries with strong functional characteristics.

The D4K Pro platform, designed for jewelry and chairside settings, offers professional-grade photopolymer printing for end-use parts in a desktop form factor. Equipped with an industrial 385 nanometer and 4K resolution projector, the D4K Pro platform uses proprietary DLP technology to deliver exceptionally fast print speeds. The platform offers build envelopes up to 1.4 liters in volume, resolution down to 25 microns, and exceptionally smooth surface finish that minimizes post-processing requirements.

Across each of these platforms, we have a large library of qualified materials suitable for healthcare and dental, consumer products, and industrial applications. In addition, we offer cleaning and curing accessories to facilitate post-processing of photopolymer parts produced on our printer platforms. The PWA 2000 and PWA 2000 XL automated rinsing solution facilitates cleaning uncured resin from parts with the convenience of a removable basket for ease-of-use when dipping or extracting parts from the tank. A selection of available automated programs ensures accurate, and efficient cleaning of delicate and larger, complex parts alike while minimizing liquid use to reduce costs and environmental impact. The PCA 2000 and PCA 4000 are solutions for curing parts printed using our CDLM or DLP platforms and utilize a unique system of ultraviolet light emitting diode (LED) light sources that uses both 385 nanometer wavelengths to deep cure and 405 nanometer wavelengths to achieve smooth surface on each part.

Digital Casting Additive Manufacturing Systems

Our digital casting additive manufacturing systems leverage binder jetting technology to print large-scale molds, mold cores, and investment casting patterns with high precision across a variety of sand materials for foundry applications to enable our customers to innovate through enhanced design solutions and improved turnaround times for their clients.

The S-Max platform is a high-performance digital casting solution designed for fast, precise and reliable production of sand molds and cores for metal casting applications, making it an ideal choice for industrial production of high-complexity castings that range in size for automotive, aerospace, energy, and other heavy industries. The platform consists of two models, the S-Max and S-Max Pro. Both models offer two large job boxes of 1,260 liters each, as well as a fully automated and adjustable printhead that supports a wide range of binder systems, providing the versatility to print cores and molds compatible with a range of ferrous and nonferrous metals. The S-Max printer offers a robust and reliable solution for the majority of our available sand printing binders, including all cold hardening binder systems, making it suitable for a common and wide range of casting materials. The S-Max Pro offers an additional inorganic binder option, which can deliver high-quality aluminum castings popular among automotive foundries. These models also vary in print speed, with the S-Max offering a build rate of up to 100 liters per hour and the S-Max Pro offering faster serial production speeds of up to 125 liters per hour. Designed for high-volume production, the S-Max Pro also leverages Siemens control systems with Industry 4.0 integration, cloud connectivity, and real-time process controls with early print error detection via integrated cameras. It is available as a standalone solution but can also be connected with optional auxiliary equipment to create a fully automated, turnkey production line for 3D sand printing. The S-Max Pro also offers an optional “box-in-box” system that uses transport shuttles for automated loading and removal of build boxes immediately after printing as well as an automated or semi-automated desanding station, which features state-of-the-art PLC controls and integrated sensors to reduce processing time by up to 95%, providing customers with the ability to support 24/7 continuous production on up to four S-Max Pro printers. A modular setup allows this system to be extended to robotic removal of cores and finishing, creating greater flexibility and future-proofing customer investment.

The Robotic Additive Manufacturing, or RAM, platform is designed to be the fastest and most flexible robotic 3D printing solution with an initial focus on sand and ceramic 3D printing for digital casting applications. Using patent-pending technology, a print carriage attached to a third-party, multi-axis robot uses high-speed binder jetting technology to deposit, spread, and compact powder and deposit binder in a single pass over the build box to produce high quality components for foundry applications at scale. The RAM platform consists of several standard models, which offer a variety of build envelopes up to 1,529 liters in volume, although the industrial robot and modular print carriage architecture allows configurations for a variety of build sizes, resolutions, accuracies and materials, such as wood or polymers.

The S-Print is an ideal entry-level solution for prototypes and small series production in digital casting applications. With a 160-liter build volume, it combines a compact footprint with the flexibility to use the full range of available sand printing binder systems to accommodate a variety of casting materials for rapid product development and short-run production.

Composite Additive Manufacturing Systems

The Fiber platform offers the world’s first desktop 3D printer to fabricate high-resolution parts with aerospace- and industrial-grade continuous fiber composite tape materials used in industrial Automated Fiber Placement, or AFP, processes. Through proprietary Micro AFP technology, Fiber supports materials up to two times stronger than steel at one-fifth its weight and up to 75 times stiffer and 60 times stronger than standard FFF polymer materials. Micro AFP uses a robotic tool changer architecture in which one printhead deposits a continuous fiber prepreg tape while a second printhead extrudes chopped fiber filament to build high-resolution parts with reinforced sections along critical load paths. To enable applications ranging from consumer electronics to automotive, Fiber is designed to support a number of fiberglass and carbon fiber-reinforced composites, including Polyetheretherketone, or PEEK, Polyetherketoneketone, or PEKK, and Nylon (Polyamide 6, or PA6) composites, which exhibit excellent mechanical properties and are temperature, chemical, and corrosion resistant, and electrostatic discharge, or ESD, compliant.

Biofabrication Additive Manufacturing Systems

The 3D-Bioplotter platform is a versatile and user-friendly biofabrication solution that processes biocompatible materials for potential computer-aided tissue engineering applications such as bone regeneration, cartilage regeneration, soft tissue fabrication, drug release and organ printing. It is one of the most widely referenced biofabrication platforms in the industry today and is being used for groundbreaking medical research and development. Designed to enable flexibility and combinations of different materials and temperatures, the platform leverages a modular architecture, including sterilized heating and cooling cartridges and a robotic tool changer to switch between one of up to five syringes, each of which has individual temperature control, and which use air or mechanical pressure to dispense liquid, melt, paste or gels from a cartridge. The 3D-Bioplotter can fabricate parts using a wide range of open-source and standard materials, from soft hydrogels to polymer melts or hard ceramics and even metals. Software-designed complex inner partners enable researchers and manufacturers to precisely control mechanical properties.

Consumable materials

We sell an array of consumable materials, or consumables, for use with several of our additive manufacturing systems. The sales of these materials provide us with a recurring revenue stream from customers of our additive manufacturing solutions. These materials consist of:

•

Binder jetting materials. For use with our binder jetting platforms, we sell a combination of proprietary binders engineered in-house by our materials team and third-party binders both to support a broad array of MIM alloys, sands and ceramics, and to maximize success through each stage of the binder jetting process, resulting in high-resolution parts with exceptional surface finish and strong material properties. While we offer an open platform that is compatible with third-party powders across many of our binder jetting solutions, we sell a range of powders qualified for use with the Shop System, with numerous additional materials in various stages of qualification.

•

DLP and CDLM photopolymer resins. For use with our area-wide photopolymer print platforms, we sell proprietary resins engineered in-house by our materials team to achieve high-performance material properties and support a broad range of applications across healthcare and dental, consumer products and industrial verticals. This extensive library of materials also includes biocompatible resins as well as several Food and Drug Administration, or FDA, cleared resins for use in medical and dental applications. In addition to our proprietary resins, we sell third-party, industry-validated materials that have been qualified for use with our platforms through a selectively open business model.

•

BMD materials. For use with the Studio System, we sell metal and ceramic materials, including stainless steels, carbon steels, tool steels, titanium and copper. We also continue to develop additional materials to meet our customers’ needs for new applications and vertical markets. These office-friendly materials are delivered in our unique cartridge-based, rod format, which is a key differentiator for the Studio System as it allows for high metal loading and high-force extrusion during printing, resulting in high density parts with strong mechanical properties, as well as quick and easy material changeovers.

•

Micro AFP materials. For use with Fiber, we sell both continuous and chopped fiber-reinforced composite materials. Fiber’s Micro AFP tape head deposits aerospace- and industrial-grade continuous fiber prepreg tape while the FFF printhead deposits chopped fiber filament. Fiber is designed to carbon fiber and fiberglass reinforcement options along with several thermoplastics, including PEEK, PEKK, and Nylon (PA6). This selection of materials enables a range of customer applications requiring high strength, low weight, temperature or chemical resistance, and ESD compliance.

•	Bioprinting materials. For use with 3D-Bioplotter, we sell several biocompatible materials for potential use in tissue engineering applications.

In addition, depending on the product, our consumables may include wear components for our additive manufacturing systems, such as printheads, build plates or material trays, which require replacement after a specified usage amount or in accordance with predetermined replacement cycles, in order to maintain the proper operations of the equipment.

Software

Software is a key component of our additive manufacturing solutions and is at the core of their accessibility and ease-of-use. Built on cloud, desktop, and mobile technologies, our build preparation software applications, Fabricate, Envision One RP, XPrep and Viriprint, streamline the process of setting up prints and provides a cohesive, modern user interface and experience across our product portfolio. In addition to basic features such as automatic and custom support generation, part scaling and positioning, our software also enables the unique features of each of our additive manufacturing systems, such as the ability to configure the placement and orientation of continuous fiber tape for Fiber, to adjust closed-cell infill for the Studio System, to leverage automated dental model preparation for Einstein printers and to densely nest multiple parts into a build across all our binder jetting, DLP and CDLM platforms. These software applications natively read commonly used 3D CAD file formats as well as traditional 3D printing file formats, such as STLs.

Our systems also feature onboard, color touchscreen controls and a user-friendly experience consistent with our build preparation software applications. For our cloud-enabled systems, these onboard controls facilitate remote over-the-air updates delivered directly to the equipment, allowing for continuous improvement via new features and enhancements. Several of our systems are integrated with third-party internet-of-things platforms such as Siemens Mindsphere, which enables real-time, cloud-based monitoring of print status, including live information on key system metrics and alerts for out-of-range issues, and for which we are developing closed-loop quality assurance systems to automatically detect and correct errors during printing.

In addition, we offer Live Sinter, a proprietary sintering process simulation software designed to improve part accuracy, reduce sintering support structures and associated costs and minimizing printing trial and error for binder jet additive manufacturing processes. This software dynamically simulates the results of the sintering process by leveraging a GPU-accelerated, multi-physics engine in combination with finite element analysis, or FEA, and artificial intelligence. It also automates the compensation of geometries for the distortion and shrinkage that typically occurs during sintering, further optimizing the printing process to create high-accuracy parts.

Desktop Labs: Our Dental and Biofabrication Platform

Dental and biofabrication represent important emerging killer apps for additive manufacturing because the parts in these market segments are typically patient-specific. Traditional production methods in these industries include labor- and resource-intensive conventional manufacturing processes. As a result, we believe this market is poised to rapidly adopt additive manufacturing. To address these applications and accelerate their adoption of additive manufacturing, we are building Desktop Labs, a produced parts offering under Desktop Health that vertically integrates into digital solutions, design services and parts production capabilities. To support the Desktop Labs platform, we have acquired several businesses engaged in the production of a range of high-performance dental parts and devices, including, but not limited to, restorations such as dentures or crowns, splints and guards, and surgical guides.

We intend to establish a competitive advantage for Desktop Labs relative to dental industry peers by elevating the dental clinician practice experience and the standard of care through improved quality of restorations, faster turnaround times, and customized chairside solutions enabled by high-throughput 3D printers, breakthrough materials, and innovative software workflows. We are focused on rapidly digitizing Desktop Labs properties using these proprietary additive manufacturing solutions to enhance their profitability, expanding margins through efficient production capabilities while delivering improved patient outcomes. Through additive manufacturing-enabled digital workflows, Desktop Labs can not only realize significant cost reductions within key restorative dental device categories but also provide end-to-end solutions for private dental practices, dental services organizations (DSOs), dental hospitals, dental institutions, and manufacturing support for dental labs. In particular, we intend to use such additive manufacturing-enabled digital workflows and technology-enhanced support services to facilitate the expansion of the chairside printing ecosystem inside dental practices. These efforts will create new, digital-first treatment options for dental clinicians, resulting in reductions in patient visits, dental device remakes, real-time issue resolution, and an overall positive impact on dental practice economics, efficiency, and resource management.

Over time, we also intend to leverage this platform to provide biofabrication solutions leveraging proprietary materials currently in the advanced stages of research and development. We believe Desktop Labs can develop into an industry-leading business that provides printers, materials and end-use parts for dental and biofabrication customers with additive manufacturing at its core.

Customers

Our customers range from small and medium sized enterprises to Fortune 500 companies and represent a broad array of industries, including automotive, aerospace, healthcare, consumer products, heavy industry, machine design, research and development, and others. No single customer has accounted for more than 10% of our total revenue in 2021. One customer accounted for 24% of total accounts receivable in 2021.

Research and Development

The additive manufacturing market is undergoing rapid technological advancements across hardware, software, and materials. We invest significant resources into ongoing research and development programs because we believe our ability to maintain and extend our market position depends, in part, on breakthrough technologies that offer a unique value proposition for our customers and differentiation versus our competitors. Our research and development team, which is responsible for both the development of new products and improvements to our existing product portfolio, consists of talented and dedicated engineers, technicians, scientists, and professionals with experience from a wide variety of the world’s leading additive manufacturing, robotics, materials, and technology organizations. Our primary areas of focus in research and development include, but are not limited to:

•	Printing technologies for metals, polymers, elastomers, ceramics, sands, composites, wood and biocompatible materials, focused on driving improvements to speed, ease of use, and part size;
•	Binder and resin formulation to enhance the support for additional materials and new applications;
•	Sintering technology and powder metallurgy techniques to increase materials compatibility and part quality;
•	Powder processing technology to ensure reliable and repeatable printing at scale; and
•	Simulation and artificial intelligence-based software tools to maximize part quality and accuracy.

Sales and Marketing

We sell our additive manufacturing solutions through a global distribution network consisting of over 200 resellers, covering over 65 countries around the world. Our resellers purchase and resell our products to our customers, for whom they also perform installation, application engineering, and local support and maintenance services, with backup services provided by our internal applications engineering and support teams. Our resellers are overseen by Desktop Metal regional channel managers, and most operate on an exclusive basis with respect to the additive manufacturing technologies that we offer. Many resellers offer third-party digital manufacturing software and/or CNC machines in their respective regions, which provides an opportunity to cross-sell our additive manufacturing solutions to a broad, existing customer base that has purchased these other products. Our direct sales force augments the reach of our distribution network, focusing primarily on selling our higher priced solutions, cross-selling our solutions across materials, serving major accounts and expanding our footprint within multinational or Fortune 500 organizations. We believe this hybrid distribution approach not only broadens our global reach, but also creates a tight and ongoing relationship between us and our customers.

Our marketing strategies are focused on supporting sales growth by (i) driving awareness; (ii) developing comprehensive sales and marketing content, tools, and campaigns for each stage of the sales process; and (iii) scaling those campaigns via our global distribution network and direct sales force. We drive awareness for Desktop Metal, our additive manufacturing solutions, and our customers’ successes through public relations and communications efforts that span mainstream, business, and trade press across the manufacturing sector generally and in key verticals such as automotive, aerospace, healthcare, consumer products, heavy industry and machine design. Our internal marketing team develops compelling, high-fidelity content in multiple formats and delivery methods to facilitate marketing campaigns and sales enablement.

Manufacturing and Suppliers

Depending on the platform and volume requirements, our hardware products are either manufactured in-house or via third-party contract manufacturers with international quality certifications, such as ISO 9001, ISO 13485, and ISO/TS 16949. We design our products and internally manufacture initial engineering prototypes and low to medium volumes of products where applicable. Our internal manufacturing and supply chain teams work collaboratively with our engineering department and our third-party contract manufacturers to scale up the prototypes for commercialization through a phase gate product launch process. Our third-party contract manufacturers provide a variety of services including sourcing off-the-shelf components, manufacturing custom components/assemblies, final product assembly and integration, end of line testing and quality assurance per our specifications. Key consumables used in various print processes, such as proprietary resins and binders, are developed and produced either in-house or with core partners to ensure protection of intellectual property and production that meets our formula and specifications.

Across our solutions, we initially manage the supply chain for key components and materials, and then set up supply agreements to ensure stable supply and redundancy where applicable. When working with third-party contract manufacturers, depending on the criticality of the component, our internal supply chain group may continue to manage the supplier relationship throughout the life of the product. In addition, commodity hardware items are managed by our contract manufacturers’ sourcing teams under a vendor list approved by us to leverage the buying power of their global scale. Commodity consumables are qualified and purchased directly from known industry leaders and provided to the customer to properly support equipment operation. Inventory levels are managed with our manufacturing partners to ensure an adequate supply is on hand to meet business forecasts with the ability to produce at multiple locations.

Our raw materials and components are derived from several suppliers and, except as set forth below, the loss of an individual supplier would not have a material adverse effect on our business. Each of our binder jet additive manufacturing systems has a single supplier of certain printhead components, and several of our photopolymer DLP systems has a single supplier of certain projector components. While we believe that these component suppliers are each replaceable, in the event of the loss of any one of these suppliers, we could experience delays and interruptions that might adversely affect the financial performance of our business.

Intellectual Property

Our ability to drive innovation in the additive manufacturing market depends in part upon our ability to protect our core technology and intellectual property. We attempt to protect our intellectual property rights, both in the United States and abroad, through a combination of patent, trademark, copyright and trade secret laws, as well as nondisclosure and invention assignment agreements with our consultants and employees and through nondisclosure agreements with our vendors and business partners. Unpatented research, development, know-how and engineering skills make an important contribution to our business, but we pursue patent protection when we believe it is possible and consistent with our overall strategy for safeguarding intellectual property.

As of December 31, 2021, we own or co-own over 650 patents and pending patent applications in the United States and in various foreign countries. Desktop Metal’s patents and patent applications are directed to, among other things, additive manufacturing and related technologies.

Human Capital

Our employees are critical to our success. As of December 31, 2021, we had 1,370 employees. We also engage numerous consultants and contractors to supplement our permanent workforce. A majority of our employees are engaged in research and development and related functions. To date, we have not experienced any work stoppages and consider our relationship with our employees to be in good standing. None of our employees are subject to a collective bargaining agreement or represented by a labor union.

We believe that developing a diverse, equitable and inclusive culture is critical to continuing to attract and retain the top talent necessary for our long-term success and strategy. We value diversity at all levels and continue to focus on extending our diversity and inclusion initiatives across our entire workforce, including the expansion of individuals with diverse backgrounds in leadership.

Our principles of accountability, honesty, integrity and customer-focused, serve as our cultural pillars. We focus our efforts on creating a collaborative environment where our colleagues feel respected and valued. We provide our employees with competitive compensation, opportunities for equity ownership and a robust employment package, including health care, disability and long-term planning insurance, retirement planning and paid time off. In addition, we regularly interact with our employees to gauge employee satisfaction and identify areas of focus.

Government Regulations

We are subject to various laws, regulations and permitting requirements of federal, state and local authorities, including related to environmental, health and safety; anti-corruption and export controls; and FDA regulation. We believe that we are in material compliance with all such laws, regulations and permitting requirements.

On November 4, 2021, the Audit Committee of the Board of Directors engaged a third party to conduct an independent internal investigation as a result of a whistleblower complaint relating to manufacturing and product compliance practices at our EnvisionTEC US LLC facility in Dearborn, Michigan. In response, and to address the issues identified in the investigation, we implemented changes in the management of the Dearborn facility and improvements in manufacturing and compliance policies and procedures for the applicable products. Following notification to the FDA, we also initiated voluntary recalls of certain shipments of Flexcera resins and the PCA4000 curing box. The investigation is now closed, and the matters subject to the investigation and our responsive actions did not have, and are not anticipated to have, a material impact on our financial statements or business.

Environmental Matters

We are subject to domestic and foreign environmental laws and regulations governing our operations, including, but not limited to, emissions into the air and water and the use, handling, disposal and remediation of hazardous substances. A certain risk of environmental liability is inherent in our production activities.

These laws and regulations govern, among other things, the generation, use, storage, registration, handling and disposal of chemicals and waste materials, the presence of specified substances in electrical products, the emission and discharge of hazardous materials into the ground, air or water, the cleanup of contaminated sites, including any contamination that results from spills due to our failure to properly dispose of chemicals and other waste materials and the health and safety of our employees. We are required to obtain environmental permits from governmental authorities for certain operations.

The export of our products internationally from our production facilities subjects us to environmental laws and regulations concerning the import and export of chemicals and hazardous substances such as TSCA and REACH. These laws and regulations require the testing and registration of some chemicals that we ship along with, or that form a part of, our systems and other products.

See “Risk Factors — We are subject to environmental, health and safety laws and regulations related to our operations and the use of our additive manufacturing systems and consumable materials, which could subject us to compliance costs and/or potential liability in the event of non-compliance” for additional information about the environmental, health and safety laws and regulations that apply to our business.

Export and Trade Matters

We are subject to anti-corruption laws and regulations imposed by governments around the world with jurisdiction over our operations, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010, as well as the laws of the countries where we do business. We are also subject to various trade restrictions, including trade and economic sanctions and export controls, imposed by governments around the world with jurisdiction over our operations. For example, in accordance with trade sanctions administered by the Office of Foreign Assets Control and the U.S. Department of Commerce, we are prohibited from engaging in transactions involving certain persons and certain designated countries or territories, including Cuba, Iran, Syria, North Korea and the Crimea Region of Ukraine. In addition, our products are subject to export regulations that can involve significant compliance time and may add additional overhead cost to our products. In recent years the United States government has a renewed focus on export matters. For example, the Export Control Reform Act of 2018 and regulatory guidance thereunder have imposed additional controls and may result in the imposition of further additional controls, on the export of certain “emerging and foundational technologies.” Our current and future products may be subject to these heightened regulations, which could increase our compliance costs.

See “Risk Factors — Failure of our global operations to comply with anti-corruption laws and various trade restrictions, such as sanctions and export controls, could have an adverse effect on our business” for additional information about the environmental, health and safety laws and regulations that apply to our business.

Medical Devices

Our Desktop Health products and services, and its healthcare provider customers and distributors, are and will be subject to extensive federal, state, local and foreign regulations (including those of the U.S. Food and Drug Administration and its foreign equivalents), including, without limitation, regulations with respect to approvals and clearances for products, design, manufacturing and testing, labeling, marketing, sales, quality control, and privacy.

See “Risk Factors — Compliance with regulations for medical devices and solutions is expensive and time-consuming, and failure to obtain or maintain approvals, clearances, or compliance could impact financial projections and/or subject us to penalties or liabilities” for additional information about the environmental, health and safety laws and regulations that apply to our business.

Competition

Desktop Metal has experienced, and expects to continue to experience, competition from a number of companies, including other vendors of additive manufacturing systems. A variety of additive manufacturing technologies compete with our proprietary technologies, including, but not limited to: binder jetting, FFF, DLP, SLA, selective laser sintering, or SLS, PBF, and directed energy deposition, or DED.

We believe that we provide the only additive manufacturing solutions addressing customer requirements around both productivity and ease of use. We are well-positioned to compete in our industry based on these core competencies and on the following competitive strengths:

•	Highest rates of parts production among competing additive manufacturing systems for a given layer resolution, enabled by our proprietary SPJ, Triple ACT, CDLM and Projection Array technologies;

•

Extensive library of supported materials, including metals, polymers, elastomers, ceramics, sands, composites, wood and biocompatible materials, with additional materials in the process of qualification for use with our additive manufacturing systems;

•

Cost-effective, industrial sintering technology designed to be office-friendly, easily serviceable by a global distribution network, and more gas and power efficient than industrial sintering equipment;

•	Integrated software experiences with a cohesive, modern user interface for efficient print preparation and simplified system operations; and
•	Global distribution capabilities in over 65 countries around the world, featuring world-class levels of support and applications engineering services.

In addition, our broad product portfolio offers customers a variety of capabilities and price points that can scale with customer needs, and we believe that this enables us to compete across a wide range of vertical markets. It also eliminates the need for customers to source products for different applications from multiple third-party vendors, giving us a significant market advantage relative to vendors with a more limited product portfolio.

We also compete with established organizations selling conventional manufacturing solutions and services, such as casting, injection molding, forming, extrusion and CNC machining. Such businesses typically primarily address volume production applications. We believe we compete favorably against such offerings and are well-positioned to drive adoption of additive manufacturing across an expanding set of applications given the benefits our solutions provide around lead time reductions, improved design flexibility and performance, supply chain efficiencies, and part costs, which we expect to decrease over time as our technologies and system productivity improves as a result of our research and development efforts.

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

•	We may experience difficulties in integrating the operations of ExOne, EnvisionTEC and other acquired companies into our business and in realizing the expected benefits of these acquisitions.
•	We are an early-stage company with a history of losses. We have not been profitable historically and may not achieve or maintain profitability in the future.
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

Several of our announced additive manufacturing solutions are yet to be commercially released. There are often delays in the design, testing, manufacture and commercial release of new products, and any delay in the launch of our products could materially damage our brand, business, growth prospects, financial condition and operating results. Even if we successfully complete the design, testing and manufacture for one or all of our products under development, we may fail to develop a commercially successful product on the timeline we expect for a number of reasons, including:

•	misalignment between the products and customer needs;
•	lack of innovation of the product;
•	failure of the product to perform in accordance with the customer’s expectations or industry standards;
•	ineffective distribution and marketing;
•	delay in obtaining any required regulatory approvals;

•	unexpected production costs; or
•	release of competitive products.

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

We are building out produced parts offerings for customers, and produced parts is an existing offering of some of our recently-acquired businesses. These offerings present similar challenges and risks to those outlined herein with respect to the design, production, launch and profitability of new additive manufacturing solutions. We have a limited history operating in the direct manufacturing and produced parts businesses, and as a result we may face challenges in designing or delivering parts that meet customer specifications, both on time and cost-effectively. Additionally, our produced parts in the healthcare and dental industry may be subject to regulatory approvals and controls, which may delay the design, production or launch of products. In particular, we may fail to develop commercially successful produced parts offerings if we are unable to meet customer needs or industry standards, if we fail to meet our desired gross margins or customer price expectations, or if our marketing and distribution strategy proves ineffective. If we are unsuccessful in establishing such offerings, sales of our additive manufacturing solutions and our overall operating results could suffer.

Our business activities may be disrupted due to the ongoing impact of the COVID-19 pandemic.

We face various risks and uncertainties related to the ongoing impact of the COVID-19 pandemic, including the delta and omicron variants, recent resurgences, public health measures and related government-imposed restrictions. The COVID-19 pandemic has led to disruption and volatility in the global economy and capital markets, which increases the cost of capital and adversely impacts access to capital. Government-enforced travel bans and business closures around the world have significantly impacted our ability to sell, install and service our additive manufacturing systems at customers around the world. It has, and may continue to, disrupt our third-party contract manufacturers and supply chain. We currently anticipate customer payment delays for our products which could negatively impact our results of operations. We also expect some delays in installation of our products at customers’ facilities, which could lead to postponed revenue recognition for those transactions. In addition, installation delays could prevent us from achieving anticipated consumables revenues due to systems being put into operation later, or at lower utilization, than expected. Furthermore, if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, facility closures, remote working or other restrictions in connection with the COVID-19 pandemic, our operations will likely be adversely impacted.

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

Prior to commencing shipments of our Production System P-50 in the first quarter of 2022, we accepted reservations for the product, most of which are accompanied by a financial deposit. Given the anticipated lead times between reservations and the date of delivery of the Production System P-50s, there is a risk that customers who have placed reservations may ultimately decide not to convert such reservations into purchase orders and take delivery of their reserved Production System P-50 due to potential changes in customer preferences, competitive developments or other factors. As a result, no assurance can be made that reservations will result in the purchase of our Production System P-50s, and any such failure to convert these reservations could harm our business, prospects, financial condition and operating results.

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

Our products and services are distributed in more than 65 countries around the world, and we derive a substantial percentage of our sales from these international markets. In 2021, we derived approximately 32% of our revenues from countries outside the United States. Accordingly, we face significant operational risks from doing business internationally.

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

Additionally, we have teams that are engaged in marketing, selling, and supporting our products internationally, and we must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing and retaining international employees, particularly managers and other members of our international sales team, we may experience difficulties in sales productivity in international markets.

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

Although we take steps and incur significant costs to secure our information technology systems, including our computer systems, intranet and internet sites, email and other telecommunications and data networks, our security measures may not be effective and, our systems may be vulnerable to damage or interruption. Disruption to our information technology systems could result from power outages, computer and telecommunications failures, computer viruses, cyber-attack or other security breaches, catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, acts of war, terrorism and usage errors by our employees.

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

If we fail to implement or are delayed in the implementation of our new ERP system platform, we may not be able to effectively transact our business or produce our financial statements on a timely basis and without incurrence of additional costs, which would adversely affect our business, results of operations and cash flows.

We are currently implementing Oracle Enterprise Resource Planning, or ERP, to manage enterprise functions for our significant subsidiaries. This integration involves significant complexity, requiring us to move and reconfigure all of our current system processes, transactions, data and controls to a new platform. Due to this complexity and the scope and volume of changes involved in this implementation, we may experience delays and higher than planned resource needs in our migration efforts. Although we will conduct testing, assessments and validation to ensure that our internal financial and accounting controls will be effective post-implementation, we may nevertheless experience difficulties in transacting our business due to system challenges, delays or process deficiencies following the initial launch of the system, which could impair our ability to conduct our business or to produce accurate financial statements on a timely basis. If our ability to conduct our business or to produce accurate financial statements on a timely basis is impaired, our business, results of operations and cash flows would be adversely affected.

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

Due to our acquisition activity, the existing information technology systems and cyber controls of the acquired entities and integration efforts with respect thereto, as well as the state of the cyber insurance market generally, the costs for our cyber insurance increased significantly in 2021, and the cost of such insurance could continue to increase for future policy periods. Our cyber insurance coverage does not extend to all of our group companies and while we are working to implement better cyber controls and infrastructure for these entities, we may continue to be unable to secure cyber risk coverage for them for future periods. Moreover, the scope and limits of our cyber insurance coverage may not be sufficient or available to cover all expenses or other losses, including fines, or all types of claims that may arise in connection with cyberattacks, security compromises, and other related incidents.

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

Uncertainty and instability resulting from the conflict between Russia and Ukraine could negatively impact our business, financial condition and operations.

Russia’s recent invasion of Ukraine and the uncertainty surrounding the escalating conflict could negatively impact global and regional financial markets which could result in businesses postponing spending in response to tighter credit, higher unemployment, financial market volatility, negative financial news, and other factors. In addition, our suppliers and contractors may have staff, operations, materials or equipment located in the Ukraine or Russia which could impact our supply chain or services being provided to us. Moreover, we outsource some of our software development and design to third-party contractors that have employees and consultants located in Ukraine, Russia and/or Belarus. Poor relations between the United States and Russia, sanctions by the United States and the European Union against Russia, and any escalation of political tensions or economic instability in the area could have an adverse impact on our third-party contractors. In particular, Russia’s invasion of Ukraine and the increased tensions among the United States, the North Atlantic Treaty Organization and Russia could increase the threat of armed conflict, cyberwarfare and economic instability that could disrupt or delay the operations of these resources in Russia, Belarus and/or Ukraine, disrupt or delay communication with such resources or the flow of funds to support their operations, or otherwise render our resources unavailable.

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

Market opportunity estimates and growth forecasts included in this Annual Report on Form 10-K are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The forecasts and estimates in this Annual Report on Form 10-K relating to the expected size and growth of the markets for additive manufacturing technology and other markets in which we participate may prove to be inaccurate. Even if these markets experience the forecasted growth described in this Annual Report on Form 10-K, we may not grow our business at similar rates, or at all. Our future growth is subject to many factors, including market adoption of our products, which is subject to many risks and uncertainties. Accordingly, the forecasts and estimates of market size and growth described in this Annual Report on Form 10-K, including our estimates that the size of the total addressable market is expected to be more than $100 billion in 2030, should not be taken as indicative of our future growth. In addition, these forecasts do not consider the impact of the current global COVID-19 pandemic, and we cannot assure you that these forecasts will not be materially and adversely affected as a result.

Risks Related to Acquisitions

The failure to successfully integrate the businesses and operations of Desktop Metal and ExOne in the expected time frame may adversely affect the combined company’s future results.

In November 2021, we acquired The ExOne Company, or ExOne, pursuant to an Agreement and Plan of Merger dated August 11, 2021, or the ExOne Acquisition. The success of the ExOne Acquisition will depend in part on our ability to realize the anticipated business opportunities from integrating the operations of ExOne with our business in an efficient and effective manner. It is possible that the integration process could result in the loss of key Desktop Metal or ExOne employees, the loss of customers, the disruption of our ongoing businesses, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs and an overall integration process that takes longer than originally anticipated. Specifically, our ability to address the following issues, among others, in integrating the operations of Desktop Metal and ExOne may impact realization of the anticipated benefits of the ExOne Acquisition:

•	combining the companies’ operations and corporate functions;

• combining the businesses of Desktop Metal and ExOne and meeting the capital requirements of the combined company, in a manner that permits the combined company to achieve any cost savings or other synergies anticipated to result from the ExOne Acquisition, the failure of which would result in the anticipated benefits of the ExOne Acquisition not being realized in the time frame currently anticipated or at all;

• integrating personnel from the two companies, especially in the COVID-19 environment which has required many Desktop Metal and ExOne employees to work remotely across several locations;

•	integrating and unifying the offerings and services available to customers;
•	identifying and eliminating redundant and underperforming functions, product lines and assets;
•	harmonizing the companies’ operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;
•

maintaining existing agreements with customers, suppliers, distributors and vendors, avoiding delays in entering into new agreements with prospective customers, suppliers, distributors and vendors, and leveraging relationships with such third parties for the benefit of the combined company;

•	addressing possible differences in business backgrounds, corporate cultures and management philosophies;
•	consolidating the companies’ administrative and information technology infrastructure;
•	coordinating distribution and marketing efforts;
•	coordinating geographically dispersed organizations; and
•	effecting actions that may be required in connection with obtaining regulatory or other governmental approvals.

In addition, at times the attention of certain management individuals may be focused on the integration of the businesses of the two companies and diverted from day-to-day business operations or other opportunities that may have been beneficial to us, which may disrupt our ongoing business.

Following the ExOne Acquisition, customers, suppliers, distributors, or other third parties may seek to modify or terminate contractual or other business relationships with us, which could have an adverse effect on our business and operations.

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

We may experience difficulties in integrating the operations of EnvisionTEC and other acquired companies into our business and in realizing the expected benefits of these acquisitions.

Acquisition involve numerous risks, any of which could harm our business and negatively affect our financial condition and results of operations. The success of the EnvisionTEC acquisition and other recent acquisitions will depend in part on our ability to realize the anticipated business opportunities from combining the operations of acquired companies with our business in an efficient and effective manner. Ongoing and expanded integration processes could take longer than anticipated and could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, employees or other third parties, or our ability to achieve the anticipated benefits of the acquisitions, and could harm our financial performance. If we are unable to successfully or timely integrate the operations of acquired companies with our business, we may incur unanticipated liabilities and be unable to realize the revenue growth, synergies and other anticipated benefits resulting from the acquisitions, and our business, results of operations and financial condition could be materially and adversely affected.

We have incurred significant costs in connection with the recent acquisitions. The substantial majority of these costs are non-recurring acquisition expenses. These non-recurring costs and expenses are reflected in the consolidated financial statements included in this Annual Report on Form 10-K. We may incur additional costs in the integration of acquired companies, and may not achieve cost synergies and other benefits sufficient to offset the incremental costs of these acquisitions.

Risks Related to Our Financial Position and Need for Additional Capital

We are an early-stage company with a history of losses. We have not been profitable historically and may not achieve or maintain profitability in the future.

We experienced net losses in each year from our inception, including net losses of $240.3 million and $34.0 million for the years ended December 31, 2021 and 2020, respectively. We believe we will continue to incur operating losses and negative cash flow in the near-term as we continue to invest significantly in our business, in particular across our research and development efforts and sales and marketing programs. These investments may not result in increased revenue or growth in our business.

In addition, as a public company, we incur significant additional legal, accounting and other expenses. As we acquire and integrate companies, we will also incur additional legal, accounting and other expenses. These increased expenditures may make it harder for us to achieve and maintain future profitability. Revenue growth and growth in our customer base may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Annual Report on Form 10-K, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. As a result, our losses may be larger than anticipated, we may incur significant losses for the foreseeable future, and we may not achieve profitability when expected, or at all, and even if we do, we may not be able to maintain or increase profitability. Furthermore, if our future growth and operating performance fail to meet investor or securities analyst expectations, or if we have future negative cash flow or losses resulting from our investment in acquiring customers or expanding our operations, this could have a material adverse effect on our business, financial condition and results of operations.

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

Our operating results and financial condition fluctuate from quarter-to-quarter and year-to-year and are likely to continue to vary due to a number of factors, many of which will not be within our control. Both our business and the additive manufacturing industry are changing and evolving rapidly, and our historical operating results may not be useful in predicting our future operating results. If our operating results do not meet the guidance that we provide to the marketplace or the expectations of securities analysts or investors, the market price of our Class A common stock will likely decline. Fluctuations in our operating results and financial condition may be due to a number of factors, including:

•	the degree of market acceptance of our products and services;
•	our ability to compete with competitors and new entrants into our markets;
•	the mix of products and services that we sell during any period;

•	the timing of our sales and deliveries of our products to customers;
•	the geographic distribution of our sales;
•	changes in our pricing policies or those of our competitors, including our response to price competition;
•	changes in the amount that we spend to develop and manufacture new products or technologies;
•	changes in the amounts that we spend to promote our products and services;
•	changes in the cost of satisfying our warranty obligations and servicing our installed customer base;
•	expenses and/or liabilities resulting from litigation;
•	delays between our expenditures to develop and market new or enhanced solutions and the generation of revenue from those solutions;
•	unforeseen liabilities or difficulties in integrating our acquisitions or newly acquired businesses;
•	disruptions to our information technology systems or our third-party contract manufacturers;
•	general economic and industry conditions that effect customer demand;
•	seasonal reductions in business activity in certain parts of the world, particularly during the summer months in Europe;
•	the impact of the COVID-19 pandemic on our customers, suppliers, manufacturers and operations; and
•	changes in accounting rules and tax laws.

In addition, our revenues and operating results may fluctuate from quarter-to-quarter and year-to-year due to our sales cycle and seasonality among our customers. Generally, our additive manufacturing solutions are subject to the adoption and capital expenditure cycles of our customers. As a result, we typically conduct a larger portion of our business during the fourth quarter of our fiscal year relative to the other quarters. Our quarterly sales also have often reflected a pattern in which a disproportionate percentage of each quarter’s total sales occurs towards the end of the quarter. This uneven sales pattern makes predicting revenue, earnings, cash flow from operations, adjusted EBITDA and working capital for each period difficult, increases the risk of unanticipated variations in our quarterly results and financial condition, and places pressure on our inventory management and logistics systems.

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

We depend on a limited number of third-party contract manufacturers for a significant portion of our manufacturing needs. If these third-party manufacturers experience any delay, disruption or quality control problems in their operations, including due to the COVID-19 pandemic, we could lose market share and our brand may suffer.

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

We acquire certain of our materials, which are critical to the ongoing operation and future growth of our business, from several third parties. If we or one of our contract manufacturers has a supply chain disruption, or our relationship with any of our contract manufacturers or key suppliers terminates, we could experience delays. While most manufacturing equipment and materials for our products are available from multiple suppliers, certain of those items are only available from limited sources. Should any of these suppliers become unavailable or inadequate, or impose terms unacceptable to us, such as increased pricing terms, we could be required to spend a significant amount of time and expense to develop alternate sources of supply, and we may not be successful in doing so on terms acceptable to us, or at all. As a result, the loss of a limited source supplier could adversely affect our relationship with our customers as well as our results of operations and financial condition.

Our facilities and the facilities of our third-party contract manufacturers, suppliers, and customers, are vulnerable to disruption due to natural or other disasters, strikes and other events beyond our control.

A major earthquake, fire, tsunami, hurricane, cyclone or other disaster, such as a pandemic, major flood, seasonal storms, nuclear event or terrorist attack affecting our facilities or the areas in which they are located, or affecting those of our customers or third-party manufacturers or suppliers, could significantly disrupt our or their operations and delay or prevent product shipment or installation during the time required to repair, rebuild or replace our or their damaged manufacturing facilities. These delays could be lengthy and costly. If any of our facilities or those of our third-party contract manufacturers, suppliers or customers are negatively impacted by such a disaster, production, shipment and installation of our 3D printing machines could be delayed, which can impact the period in which we recognize the revenue related to that 3D printing machine sale. Additionally, customers may delay purchases of our products until operations return to normal. Even if we are able to respond quickly to a disaster, the continued effects of the disaster could create uncertainty in our business operations. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil, labor strikes, war or the outbreak of epidemic diseases (including the outbreak of COVID-19) could have a negative effect on our operations and sales.

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

The sale of substantial amounts of shares of our Class A common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Certain shares of our common stock are freely tradable without restriction under the Securities Act, except for any shares of our Class A common stock that may be held or acquired by our directors, executive officers, and other affiliates, as that term is defined in the Securities Act, which are be restricted securities under the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available. Any such sales, including sales of a substantial number of shares or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We may also issue shares of our common stock or securities convertible into our common stock from time to time in connection with financings, acquisitions, investments, or otherwise. Any such issuance could result in ownership dilution to you as a stockholder and cause the trading price of our common stock to decline.

Our directors, executive officers and stockholders affiliated with our directors and executive officers own a significant percentage of our Class A common stock and, if they choose to act together, will be able to exert significant control over matters subject to shareholder approval.

Our directors, executive officers, and stockholders affiliated with our directors and executive officers exert significant influence on us. As of December 31, 2021, these holders owned approximately 9.4% of our outstanding Class A common stock. As a result, these holders, acting together, have significant control over all matters that require approval of our stockholders, including the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transactions. The interests of these holders may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of our other stockholders.

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

We are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal control over financial reporting. Now that we have ceased to be an “emerging growth company” an attestation report on internal control over financial reporting is required to be issued by our independent registered public accounting firm. As a result, we will incur increased legal, accounting and other expenses that we did not previously incur. Our entire management team and many of our other employees will continue to devote substantial time to compliance and may not effectively or efficiently manage our transition into a public company.

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

We have identified material weaknesses in our internal controls over financial reporting as of December 31, 2021. Our internal controls over financial reporting currently do not meet all of the standards contemplated by Section 404 of Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could impair our ability to produce timely and accurate financial statements or comply with applicable regulations and have a material adverse effect on our business.

We are required to maintain internal control over financial reporting and to report any material weaknesses in these controls. The process of designing and implementing effective internal controls is a continuous effort that will require us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis or result in material misstatements in our consolidated financial statements, which could harm our operating results. In addition, we will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. Testing and maintaining internal controls may divert management’s attention from other matters that are important to our business. Our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting on an annual basis.

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

As of December 31, 2021, our management and auditors determined that material weaknesses existed in our internal control over financial reporting due to the fact that we had not completed an annual or quarterly close under a timeline that would be compatible with public company filing deadlines, and with our limited accounting department personnel, this may not be achievable. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. While we have instituted plans to remediate the issue described above and continue to take remediation steps, including hiring additional personnel, including a vice president of accounting with public company experience, we continued to have a limited number of personnel with the level of GAAP accounting knowledge, specifically related to complex accounting transactions, commensurate with our financial reporting requirements.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Desktop Metal’s corporate headquarters are located in Burlington, Massachusetts. As of December 31, 2021, we leased approximately 110,000 square feet of office and building space for our corporate headquarters and in the surrounding area. We use these facilities primarily for manufacturing, research and development, warehousing, sales, marketing and administration.

As of December 31, 2021, we own or lease approximately 670,000 square feet of building space around the world, with significant locations in the United States, Germany, Italy and Japan. These locations support all aspects of our operations, including manufacturing, research and development, warehousing, sales marketing and administration.

We believe the existing facilities are in good operating condition and adequate to meet our needs for the immediate future. We intend to procure additional space as we add employees and expand geographically, including internationally.

Item 3. Legal Proceedings

We are from time to time subject to various claims, lawsuits and other legal and administrative proceedings arising in the ordinary course of business. Some of these claims, lawsuits and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions or relief. We recognize provisions for claims or pending litigation when we determine that an unfavorable outcome is probable, and the amount of loss can be reasonably estimated. Due to the inherent uncertain nature of litigation, the ultimate outcome or actual cost of settlement may materially vary from estimates. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any current legal proceedings will have a material adverse impact on the Company’s consolidated financial statements.

On November 4, 2021, the Audit Committee of the Board of Directors engaged a third party to conduct an independent internal investigation as a result of a whistleblower complaint relating to manufacturing and product compliance practices at our EnvisionTEC US LLC facility in Dearborn, Michigan. In response, and to address the issues identified in the investigation, we implemented changes in the management of the Dearborn facility and improvements in manufacturing and compliance policies and procedures for the applicable products. Following notification to the FDA, we also initiated voluntary recalls of certain shipments of Flexcera resins and the PCA4000 curing box. The investigation is now closed, and the matters subject to the investigation and our responsive actions did not have, and are not anticipated to have, a material impact on our financial statements or business.

Between September 2021 and the closing of the ExOne Merger on November 12, 2021, twelve putative class action complaints were filed by purported ExOne shareholders against ExOne and the former ExOne Board of Directors alleging violations of federal securities laws in connection with the S-4 filed by ExOne for the ExOne Merger. All have been dismissed.

On November 8, 2021, another purported stockholder, Leo Lissoq Goldstein, filed a Section 220 complaint in Delaware Chancery Court against ExOne (Goldstein v. The ExOne Company, Case No. 2021-0958-KSJM). Mr. Goldstein seeks to discover certain books and records of the company related to the ExOne Merger purportedly in order to investigate, among other things, the events leading up to and the disclosures made in connection with the ExOne Merger. Mr. Goldstein has also moved to intervene and stay the Campanella action, discussed below, until his Section 220 action is complete.

On November 22, 2021, purported stockholder Pietro Campanella filed a class action lawsuit against ExOne, Desktop Metal, Inc., and former ExOne directors and officers alleging breach of fiduciary duties and aiding and abetting breach of fiduciary duties in connection with the ExOne Merger (Campanella v. The ExOne Company et al., Case No. 2021-1013, Case No. 2021-1013-LWW). In particular, Mr. Campanella alleges that ExOne’s proxy statement and supplemental disclosures did not adequately disclose information related to a whistleblower investigation at one of Desktop Metal’s subsidiaries, EnvisionTEC, and the resignation of EnvisionTEC’s CEO.

On December 21, 2021, January 14, 2022, February 2, 2022 and February 22, 2022, four alleged shareholders of Desktop Metal stock filed purported securities class action complaints in the United States District Court for the District of Massachusetts.  (Luongo v. Desktop Metal, D. Mass., Case No. 1:21-cv-12099-IT; Hathaway v. Desktop Metal, D. Mass., Case No. 1:22-cv-10059-IT; Guzman-Martinez v. Desktop Metal, D. Mass, Case No. 1:22-cv-10173, Xie v. Desktop Metal, Case No. 1:22-cv-10297-IT). Each complaint alleges that Desktop Metal and certain of its officers and directors violated Sections 10(b) and 20(a) of the Securities and Exchange Act by making false or misleading statements regarding EnvisionTEC’s manufacturing and product compliance practices and procedures. On February 4, 2022, the court issued an order consolidating the first three District of Massachusetts securities class actions.

The Company believes that these complaints are all without merit and intends to defend against them vigorously.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock is listed on the New York Stock Exchange under the symbol “DM”.

Stockholders

As of March 11, 2022, there were 201 holders of record of our Class A common stock. The actual number of stockholders of our Class A common stock is greater than the number of record holders.

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

Recent Sales of Unregistered Securities

All sales of unregistered securities by us during the year ended December 31, 2021 have been included previously in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

The following table sets forth purchases of our common stock for the three months ended December 31, 2021:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
October 1, 2021 through October 31, 2021	2,674	$7.29	—	—
November 1, 2021 through November 30, 2021	7,895	$7.34	—	—
December 1, 2021 through December 31, 2021	1,458	$5.92	—	—
Total	12,027		—

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

Business Overview

Desktop Metal is pioneering a new generation of additive manufacturing technologies focused on Additive Manufacturing 2.0, the volume production of end use parts. We offer a comprehensive portfolio of integrated additive manufacturing solutions comprised of hardware, software, materials and services with support for metals, polymers, elastomers, ceramics, sands, composites, wood and biocompatible materials. Our solutions span use cases across the product life cycle, from product development to mass production and aftermarket operations, and they address an array of industries, including automotive, healthcare and dental, consumer products, heavy industry, aerospace, machine design and research and development.

Our growth strategy begins with a commitment to research and development. Since our founding in 2015, we have invested significant resources in research and development towards building an extensive portfolio of proprietary and differentiated technologies with a focus on making additive manufacturing an easy-to-use, economic and scalable solution. These technologies represent the cornerstones of our future product introductions, are critical to enhancing our existing offerings, and are supported by over 650 patents or pending patent applications. Our additive manufacturing platforms, which leverage these technologies for the production of tools and end-use parts, enable businesses to address their specific goals through a range of solutions that span price points, throughput levels and operating environments.

Our product platforms offer several key advantages over competitive additive manufacturing systems including breakthrough print speeds, competitive part costs, accessible workflows and software, turnkey solutions and support for over 250 qualified materials, the sale of which represent a recurring revenue stream from customers of our additive manufacturing solutions in addition to system consumables and other services, such as installation, training and technical support. As a result of these strengths, our solutions are lowering the barriers to adopting additive manufacturing and unlocking new applications where conventional manufacturing has customarily held cost and volume advantages. Across printers, parts and materials, we intend to continue investing to advance our current technology portfolio and develop new technologies that allow us to serve a broader customer base and reach new verticals, thereby expanding our addressable market and driving adoption of Additive Manufacturing 2.0.

We leverage our core competencies in technology innovation and product development by marketing and selling our Additive Manufacturing 2.0 solutions through a leading global distribution network, managed and augmented by our own internal sales and marketing teams. This distribution network, which covers over 65 countries around the world, is composed of sales and distribution professionals with decades of experience in digital manufacturing technologies and works alongside our direct sales force to market and sell products across a range of industries and price points. Similarly, our internal manufacturing and supply chain teams to work collaboratively with our internal engineering department and third-party contract manufacturers to scale up initial prototypes for commercialization and volume commercial shipments. Together, our hybrid distribution and manufacturing approaches allow us to produce, sell and service our products at-scale in global markets and create substantial operating leverage as we execute our strategy.

Our proprietary technology solutions also serve as the foundation for product parts offerings in which we which we directly manufacture parts for sale to our customers with a focus on key applications and verticals in which additive manufacturing can provide significant design, performance, cost and supply chain advantages relative to conventional manufacturing. These offerings will enable us to provide a more holistic suite of solutions for our customers and enable the accelerated adoption of our Additive Manufacturing 2.0 solutions across select high-value production applications, which we refer to as “killer apps”, including, but not limited to, medical and dental devices, fluid power systems, and sustainable, end-use wood parts. We believe such offerings will not only create a high-margin revenue stream, but will also facilitate lead generation for our additive manufacturing systems at scale and enable high-performance and specialized applications using new materials ahead of broader market introduction.

Operating Results

For the year ended December 31, 2021, we recognized revenues of $112.4 million and used cash in operating activities of $155.0 million, and we ended the year with $269.6 million of cash, cash equivalents, and short-term investments. We incurred a net loss of $240.3 million the year ended December 31, 2021. As of December 31, 2021, we had $65.0 million in cash and cash equivalents, $204.6 million in short-term liquid investments, and current liabilities of $104.1 million.

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

Trine Warrants

On April 12, 2021, the Staff of the SEC issued the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)”, or the Staff Statement”. The Staff Statement discussed “certain features of warrants issued in SPAC transactions” that “may be common across many entities.” The Staff Statement indicated that when one or more of such features is included in a warrant, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.” The Company has concluded that the warrants purchased by Trine Sponsor IH, LLC in connection with Trine’s initial public offering, or the Private Placement Warrants, were to be classified as a liability measured at fair value on the Company’s consolidated balance sheet upon the Business Combination on December 9, 2020, with subsequent changes in fair value reported in our statement of operations each reporting period. Effective March 2, 2021, all Private Placement Warrants were exercised and there was no outstanding warrant liability.

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

Dental Arts Labs Acquisition

On July 30, 2021, we and Dental Arts Laboratories, Inc., or Dental Arts Labs, entered into a Stock Purchase Agreement of the same date, pursuant to which we acquired all outstanding shares of Dental Arts Labs. The purchase price was $26.0 million paid in cash. The Company also issued 1,190,468 restricted stock units with a grant date fair value of $11.0 million, which are subject to a four-year vesting period and continuing employment.

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

Brewer Dental Acquisition

On October 14, 2021, we and Larry Brewer Dental Lab, Inc., or Brewer Dental, entered into a Stock Purchase Agreement of the same date, pursuant to which we acquired all outstanding shares of Brewer Dental. The purchase price was $7.6 million paid in cash. The Company also issued 252,096 restricted stock units with a grant date fair value of $1.8 million, which are subject to a four-year vesting period and continuing employment.

May Dental Acquisition

On October 29, 2021, we and May Dental Lab, Inc., or May Dental, entered into a Stock Purchase Agreement of the same date, pursuant to which we acquired all outstanding shares of May Dental. The purchase price was $12.5 million paid in cash. The Company also issued 357,642 restricted stock units with a grant date fair value of $2.5 million, which are subject to a four-year vesting period and continuing employment.

ExOne Acquisition

On November 12, 2021, we acquired The ExOne Company, or ExOne, pursuant to an Agreement and Plan of Merger dated August 11, 2021. The total purchase price was $613.0 million consisting of cash consideration of $201.4 million and 48,218,063 shares of our Common Stock with a fair value of $411.6 million as of the close of business on the transaction date.

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

Pricing, Product Cost and Margins

We began commercial shipments of several products in late 2020 and early 2021, which offer customers a range of additive manufacturing solutions spanning multiple price points, materials, throughput levels, operating environments and technologies to enable them to find the solution that achieves their specific goals. We also expect to commercialize additional previously announced products in early 2022. Pricing for these products may vary by region due to market-specific supply and demand dynamics and product lifecycles, and sales of certain products have, or are expected to have, higher gross margins than others. As a result, our financial performance depends, in part, on the mix of products we sell during a given period. In addition, we are subject to price competition, and our ability to compete in key markets will depend on the success of our investments in new technologies and cost improvements as well as our ability to efficiently and reliability introduce cost-effective additive manufacturing solutions for our customers.

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

Commercial Launch of Products

We continually invest in the development of new products and enhancements to existing products to meet constantly evolving customer demands. Prior to commercialization of new products, we must complete final testing, procurement and manufacturing ramp up of these products in-house or at our third-party contract manufacturers, as applicable. Any delays in successful completion of these steps may impact our ability to generate revenue from these products.

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

Components of Results of Operations

Revenue

The majority of our revenue results from the sales of products, including our additive manufacturing systems and embedded on-device software and related consumables. Product revenue is recognized upon transfer of control to the customer, which generally takes place at the point of shipment or acceptance. If we cannot objectively determine that the product provided to the customer is in accordance with agreed-upon specifications, revenue is not recognized until customer acceptance is received. We also generate a portion of our revenue from software and support services. Software revenue is recognized (i) in the case of on-device software, upon transfer of control to the customer, which generally takes place upon shipment, and (ii) in the case of cloud-based software, which is primarily sold through one-year annual contracts, ratably over the term of the agreement. Revenue from support services for our additive manufacturing systems is primarily generated through one-year annual contracts and is recognized ratably over the term of the agreement. In certain circumstances, we generate revenue through leases of machinery and equipment to customers. These leases are classified as either operating or sales-type leases based on an analysis of their underlying terms and conditions and generally have lease terms ranging from one to five years.

We generate revenue and deliver products and services through direct sales to end users utilizing both our inside sales and external partners. We also generate revenue from sales to resellers, who purchase and resell our products and also provide installation and support services for our additive manufacturing solutions to end-users.

Cost of Sales

Our cost of sales consists of the cost of products and cost of services. Cost of products includes the manufacturing cost of our additive manufacturing systems and consumables, which primarily consists of amounts paid to our third-party contract manufacturers and suppliers and personnel-related costs directly associated with manufacturing operations. It also includes cost of labor, materials and overhead for our produced parts offerings. Cost of services includes personnel-related costs directly associated with the provision of support services to our customers, which include engineers dedicated to remote support as well as, training, support and the associated travel costs. Our cost of revenues also includes depreciation and amortization, cost of spare or replacement parts, warranty costs, excess and obsolete inventory and shipping costs, and an allocated portion of overhead costs. We expect cost of revenue to increase in absolute dollars in future periods as we expect our revenues to continue to grow.

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

In-Process Research and Development

In-process research and development expense consists of acquired assets that are deemed to have no future or alternative use, therefore, the acquisition costs are expensed under Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC Topic 730, Research and Development. We expect in-process research and development to fluctuate depending on our acquisition strategy and targets we acquire.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability consists of the change in fair value of the Private Placement Warrants issued in connection with the Business Combination. The fair value of the warrant liability is calculated using the Black-Scholes model. We do not expect any further changes to the fair value of the warrant liability because all outstanding Private Placement Warrants have been exercised.

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

Results of Operations

Comparison of the years ended December 31, 2021 and 2020

Revenue

The following table presents the revenue of each of our revenue streams, as well as the percentage of total revenue and change from the prior year.

	For the Years Ended December 31,
	2021		2020		Change in Revenues
(Dollars in thousands)	Revenue	% of Total	Revenue	% of Total	$	%
Products Revenue	$105,994	94%	$13,718	83%	$92,276	673%
Services Revenue	6,414	6%	2,752	17%	3,662	133%
Total Revenue	$112,408	100%	$16,470	100%	$95,938	583%

Total revenue for the years ended December 31, 2021 and 2020 was $112.4 million and $16.5 million, respectively, an increase of $95.9 million, or583%. The increase in total revenue was attributable to an increase in revenue from both products and services.

We sold more products during the year ended December 31, 2021 as compared to the year ended December 31, 2020, leading to an approximately 673% increase in product revenue. This was primarily the result of an increase in unit shipments across a more varied product mix during the year and additional revenue in connection with acquisitions during the year ended December 31, 2021 compared to the same period in 2020.

Service revenue increased during the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily due to an increase in support and installation revenue from increased shipments during the period and additional revenue in connection with acquisitions.

The following table presents revenue by geographic region, as well as the percentage of total revenue and change from the prior period.

	For the Years Ended December 31,
	2021		2020		Change in Revenues
(Dollars in thousands)	Revenue	% of Total	Revenue	% of Total	$	%
Americas	$75,962	68%	$6,665	40%	$69,297	1,040%
EMEA (Europe, the Middle East and Africa)	24,097	21%	7,788	47%	16,309	209%
APAC (Asia‑Pacific)	12,349	11%	2,017	12%	10,332	512%
Total Revenue	$112,408	100%	$16,470	100%	$95,938	583%

Total revenue increased during the year ended December 31, 2021 compared to the year ended December 31, 2020, due to an increase in unit shipments in all regions across a more varied product mix and additional revenue in connection with acquisitions. Overall, there was an increased customer demand during the year ended December 31, 2021 During the year ended December 31, 2020, customer demand was lower as a result of the COVID-19 pandemic.

Cost of Sales

Total cost of sales during years ended December 31, 2021 and 2020 was $94.1 million and $31.5 million, respectively, an increase of $62.6 million or 199%. The increase in total cost of sales was driven primarily by an increase in product cost of sales, which resulted from greater product sales. The increase was partially offset by a decrease in obsolescence-related charges in 2021, compared to 2020. During 2020, we recognized a $2.9 million obsolescence inventory charge related to product redesigns implemented to reduce costs and enhance performance and functionality. Additionally, cost of sales increased in 2021 by $8.9 million due to amortization from intangible assets acquired and $2.2 million due to inventory step-up adjustments associated with acquisitions, both of which were recognized in cost of sales.

Gross Loss and Gross Margin

The following table presents gross loss by revenue stream, as well as change in gross loss dollars from the prior period.

	For the
	Years Ended
	December 31,		Change in Gross
	2021	2020	Loss

(Dollars in thousands)	Gross Loss		$	%
Products	$18,544	$(13,227)	$31,771	240%
Services	(251)	(1,822)	1,571	86%
Total	$18,293	$(15,049)	$33,342	222%

Total gross profit (loss) during the years ended December 31, 2021 and 2020 was $18.3 million and ($15.0) million, respectively. The increase in gross profit of $33.3 million is driven by increased revenue compared to fixed costs and a more favorable product mix sold, including products in connection with acquisitions, during the year ended December 31, 2021, as compared to the year ended December 31, 2020.

The following table presents gross margin by revenue stream, as well as the change in gross margin from the prior period.

	For the Years
	Ended		Change in Gross
	December 31,		Margin
	2021	2020	Percentage

(Dollars in thousands)	Gross Margin		Points	%
Products	17%	(96)%	1.14	118%
Services	(4)%	(66)%	0.62	94%
Total	16%	(91)%	1.08	118%

Total gross margin for the years ended December 31, 2021 and 2020, was 16% and (91)%, respectively. The increase in total gross margin was primarily due to the increase in gross margin from our product revenue, which resulted from a lower product cost for units shipped in 2021 as compared to 2020. The increase in gross margin was offset by a one-time acquisition accounting impact of inventory fair value step up being recognized through earnings, which decreased gross margin by 2%.

Research and Development

Research and development expenses during the years ended December 31, 2021 and 2020 were $68.1 million and $43.1 million, respectively, an increase of $25.0 million, or 58%. The increase in research and development expenses was due in part to increased expense related to acquired entities of $10.0 million. In addition, compensation costs increased $12.6 million due to headcount growth, of which $8.2 million relates to equity compensation and $4.4 million relates to payroll costs, to support new product development and existing product improvements. Additionally, engineering consulting costs, which were lowered during the year ended December 31, 2020 due to the COVID-19 pandemic, increased by $0.8 million in support of new product development efforts.

Sales and Marketing

Sales and marketing expenses during the years ended December 31, 2021 and 2020 were $48.0 million and $13.1 million, respectively, an increase of $34.9 million, or 265%. The increase in sales and marketing expenses was primarily due to increased expense related to acquired entities of $15.7 million. In addition, compensation costs increased $11.9 million, of which $3.7 million relates to equity compensation costs and $8.2 million relates to payroll costs, due to headcount growth and higher commission expenses commensurate with the increase in sales. Additionally, there was growth of $5.6 million in marketing program spend driven primarily by the commercialization of new products and related marketing efforts.

General and Administrative

General and administrative expenses during the years ended December 31, 2021 and 2020, were $78.0 million and $20.7 million, respectively, an increase of $57.3 million, or 276%. The increase in general and administrative expenses was primarily due to an increase of $18.5 million of professional fees incurred as a result of merger and acquisition activity and related integration costs. General and administrative expenses also increased by $17.2 million attributable to entities acquired in 2021. In addition, compensation costs increased by $14.5 million, of which $7.5 million relates to equity compensation and $7.0 million relates to payroll costs, due to headcount growth to support public company requirements. Director and officer insurance increased by $4.0 million as a public company.

In-Process Research and Development Assets Acquired

In-process research and development assets acquired during the year ended December 31, 2021 were $25.6 million, compared to no expense for in-process research and development assets acquired during the year ended December 31, 2020. The increase is attributable to the Beacon Bio and Meta Additive acquisitions, in which the company paid $25.6 million in cash and share consideration, inclusive of transaction costs. As the acquired in-process research and development assets were deemed to have no current or alternative future use, the entire amount was recognized as expense in the consolidated statement of operations for the year ended December 31, 2021.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability during the years ended December 31, 2021 and 2020, was a $56.6 million loss and $56.4 million gain, respectively. The increase in fair value is the result of the remeasurement of the Private Placement Warrant liability prior to the cashless exercise of the Private Placement Warrants. The warrant liability increased $56.6 million as a result of the remeasurement, which resulted in the $56.6 million loss. As of March 2, 2021, all Private Placement Warrants were exercised and there was no outstanding warrant liability.

Interest Expense

Interest expense during the years ended December 31, 2021 and 2020 was $0.1 million and $0.3 million, respectively, a decrease of $0.2 million, or 55%. Interest expense decreased primarily due to the payoff of the term loan in June 2021.

Interest and Other (Expense) Income, Net

Interest and other (expense) income, net during the years ended December 31, 2021 and 2020 was ($11.8) million and $1.0 million, respectively, a decrease of $12.8 million, or 1282%. The decrease is primarily due to an unrealized loss on equity investment of $12.5 million during the year ended December 31, 2021.

Income Taxes

We recorded an income tax benefit of $29.7 million during the year ended December 31, 2021 compared to $0.9 million income tax benefit during the year ended December 31, 2020. The increase was due to the partial release of the valuation allowance related to the deferred tax liabilities acquired in various acquisitions in 2021.

We have provided a valuation allowance for various jurisdictions as a result of our historical net losses. We continue to assess our future taxable income by jurisdiction based on our recent historical operating results, the expected timing of reversal of temporary differences, various tax planning strategies that we may be able to implement, the impact of potential operating changes on our business and our forecast results from operations in future periods based on available information at the end of each reporting period. To the extent that we are able to reach the conclusion that deferred tax assets are realizable based on any combination of the above factors in a single, or multiple, taxing jurisdictions, a reversal of the related portion of our existing valuation allowances may occur.

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

The non-GAAP financial information excludes, as applicable, stock-based compensation expense, amortization of acquired intangible assets, acquisition-related and other transactional charges, inventory step-up, in-process research and development assets acquired, change in fair value of investments and change in fair value of warrant liability. These items are normally included in the comparable measures calculated and presented in accordance with GAAP. Our management excludes these items when evaluating our ongoing performance and/or evaluating earnings potential, and therefore excludes them when presenting non-GAAP financial measures. Management uses non-GAAP financial measures to supplement our GAAP results.

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

Acquisition-related and other transactional charges are direct costs related to potential and completed acquisitions, including transaction fees, due diligence costs, severance, professional fees, and integration activities. Other transactional charges include third-party costs related to structuring unusual transactions. The occurrence and amount of these costs will vary depending on the timing and size of acquisitions. We believe excluding acquisition-related costs facilitates the comparison of our financial results to our historical operating results and to other companies in our industry.

Inventory step-up are adjustments related to recording the inventory of acquired business at fair value on the date of acquisition. These adjustments are booked cost of sales. The occurrence and amount of these adjustments will vary depending on the timing and size of acquisitions. We believe excluding inventory step-up adjustments facilitates the comparison of our financial results to our historical operating results and to other companies in our industry.

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

The items excluded from the non-GAAP financial measures often have a material impact on our financial results and such items often recur. Accordingly, the non-GAAP financial measures included in this Annual Report on Form 10-K should be considered in addition to, and not as a substitute for, the comparable measures prepared in accordance with GAAP. The following tables reconcile each of these non-GAAP financial measures to its most closely comparable GAAP measure in our financial statements for the years ended December 31, 2021 and 2020:

	For the Year Ended
	December 31,
(Dollars in thousands)	2021	2020
GAAP gross margin	$18,293	$(15,049)
Stock-based compensation included in cost of sales	1,018	290
Amortization of acquired intangible assets included in cost of sales	8,467	—
Inventory step-up adjustment in cost of sales	2,194	—
Non-GAAP gross margin	$29,972	$(14,759)

GAAP operating loss	$(201,455)	$(92,055)
Stock-based compensation	28,778	8,006
Amortization of acquired intangible assets included in cost of sales	8,467	—
Amortization of acquired intangibles assets included in operating expenses	9,114	758
Inventory step-up adjustment in cost of sales	2,194	—
Acquisition-related and other transactional charges	23,788	1,101
In-process research and development assets acquired	25,581	—
Non-GAAP operating loss	$(103,533)	$(82,190)

GAAP net loss	$(240,334)	$(34,015)
Stock-based compensation	28,778	8,006
Amortization of acquired intangible assets included in cost of sales	8,467	—
Amortization of acquired intangibles assets included in operating expenses	9,114	758
Inventory step-up adjustment in cost of sales	2,194	—
Acquisition-related and other transactional charges	23,788	1,101
In-process research and development assets acquired	25,581	—
Change in fair value of investments	12,475	—
Change in fair value of warrant liability	56,576	(56,417)
Warrant expense	—	1,915
Non-GAAP net loss	$(73,361)	$(78,652)

We define “EBITDA” as net loss plus net interest income, provision for income taxes, depreciation and amortization expense and in-process research and development assets acquired.

We define “Adjusted EBITDA” as EBITDA adjusted for change in fair value of warrant liability, change in fair value of investments, inventory step-up adjustments, stock-based compensation expense, warrant expense and transaction costs associated with acquisitions.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA during the years ended December 31, 2021 and 2020, respectively:

	For the Years Ended
	December 31,
(Dollars in thousands)	2021	2020
Net loss attributable to common stockholders	$(240,334)	$(34,015)
Interest (income) expense, net	(334)	(610)
Income tax benefit	(29,668)	(940)
Depreciation and amortization	24,854	8,589
In-process research and development assets acquired	25,581	—
EBITDA	(219,901)	(26,976)
Change in fair value of warrant liability	56,576	(56,417)
Change in fair value of investments	12,475	—
Inventory step-up adjustment	2,194	—
Stock compensation expense	28,778	8,006
Warrant expense	—	1,915
Transaction costs associated with acquisitions	23,788	—
Adjusted EBITDA	$(96,090)	$(73,472)

Liquidity and Capital Resources

We have incurred a net loss in each of our annual periods since our inception. We incurred net losses of $240.3 million and $34.0 million during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had $269.6 million in cash, cash equivalents, and short-term investments.

Since inception, we have received cumulative net proceeds from the Business Combination and the sale of our preferred and common stock of $973.4 million to fund our operations. As of December 31, 2021, our principal sources of liquidity were our cash, cash equivalents, and short-term investments of $269.6 million which are principally invested in money market funds and fixed income instruments.

In June 2018, we entered into a three-year, $20.0 million term loan, which provided $10.0 million immediately with the remaining principal balance available to be drawn in up to three draws of not less than $2.0 million for 12 months from close of the facility. We entered into this loan to fund capital expenditures associated with our corporate office. The loan was repaid in full in June 2021.

In April 2020, we received loan proceeds in the amount of approximately $5.4 million under the Paycheck Protection Program, or the PPP. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act, provides for loans to qualifying businesses. We repaid the loan in full on May 13, 2020.

In connection with the acquisition of EnvisionTEC, we acquired $1.2 million in PPP loans with a maturity date of April 3, 2022. Under the terms of the CARES Act, PPP loan recipients can apply for forgiveness for all or a portion of the loan which is dependent upon the recipient having initially qualified for the loan. Furthermore, the loan is subject to forgiveness to the extent loan proceeds are used for payroll costs, certain rents, utilities, and mortgage interest expense. In May 2021, the outstanding loan balance was forgiven.

In connection with the acquisition of Adaptive 3D, we acquired $0.3 million in PPP loans. In October 2021, substantially all of the outstanding balance was forgiven, and the remaining immaterial balance was paid in full.

In connection with the acquisition of Dental Arts Labs, we acquired $3.4 million in PPP loans. In September 2021, the outstanding balance was forgiven.

In connection with the acquisition of Dental Arts Labs, we acquired a thirteen-month equipment financing agreement, or the Financing Agreement, in the amount of $0.5 million. The Financing Agreement provides for an advance payment of $0.5 million to secure equipment. Payments are made monthly under the Financing Agreement upon acceptance, which has not yet occurred as of December 31, 2021.

In connection with the acquisition of A.I.D.R.O., we acquired three loans, the Bank Loans, totaling $1.1 million in aggregate. The Bank Loans have term of 4.5 years and mature from September 2024 through September 2025, with interest rates ranging from 1.70% to 2.10%. Payments of principal and interest are made quarterly. As of December 31, 2021, we had paid $0.2 million and $0.9 million remains outstanding.

We believe that our existing capital resources will be sufficient to support our operating plan and cash commitments for at least the next 12 months. As of December 31, 2021, we had $65.0 million in cash and cash equivalents, and $204.6 million in short-term liquid investments. This liquid asset balance significantly exceeds our current liabilities of $104.1 million as of the same date. If we anticipate that our actual results will differ from our operating plan, we believe we have sufficient capabilities to enact cost savings measures to preserve capital.

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

Cash Flows

Since inception, we have primarily used proceeds from the Business Combination, issuances of preferred stock and debt instruments to fund our operations. The following table sets forth a summary of cash flows for the periods presented:

	For the Years Ended
	December 31,
(Dollars in thousands)	2021	2020
Net cash used in operating activities	$(155,048)	$(80,575)
Net cash (used in) provided by investing activities	(427,294)	(36,983)
Net cash provided by (used in) financing activities	166,550	534,922
Net change in cash, cash equivalents, and restricted cash	$(415,792)	$417,364

Cash Flows for the years ended December 31, 2021 and 2020

Operating Activities

Net cash used in operating activities was $155.0 million for the year ended December 31, 2021, primarily consisting of $240.3 million of net losses, adjusted for non-cash items, which primarily included loss on change in fair value of warrant liability of $56.6 million, acquisition of in-process research and development of $25.6 million, depreciation and amortization expense of $24.9 million and stock-based compensation expense of $28.8 million, as well as a $36.7 million increase in cash consumed by working capital.

Net cash used in operating activities was $80.6 million for the year ended December 31, 2020, primarily consisting of $34.0 million of net losses, adjusted for non-cash items, which primarily included gain on change in fair value of warrant liability of $56.4 million, depreciation and amortization expense of $8.6 million, stock-based compensation expense of $8.0 million, and warrant expense of $1.9 million, as well as a $7.9 million increase in cash consumed by working capital.

Investing Activities

Net cash used in investing activities was $427.3 million for the year ended December 31, 2021, primarily consisting of purchases of marketable securities of $330.9 million, offset by proceeds from sales and maturities of marketable securities of $243.3 million. We also paid $287.6 million, net of cash acquired, for acquisitions, and $21.2 million, net of cash acquired, to acquire in-process research and development. We made a $20.0 million investment in equity securities, invested $3.6 million in other investments, and purchased $7.7 million of property and equipment.

Net cash used in investing activities was $37.0 million for the year ended December 31, 2020, primarily consisting of purchases of marketable securities of $136.3 million, offset by proceeds from sales and maturities of marketable securities of $109.0 million. We also paid $5.3 million, net of cash acquired, for acquisitions, made an investment in a privately held company in the form of convertible debt in the amount of $3.0 million, and purchased $1.4 million of property and equipment.

Financing Activities

Net cash provided by financing activities was $166.5 million for the year ended December 31, 2021, consisting primarily of $170.7 million in proceeds from the exercise of public warrants and $6.4 million in proceeds from the exercise of stock options, offset by the repayment of the term loan of $10.0 million.

Net cash provided by financing activities was $534.9 million for the year ended December 31, 2020, consisting primarily of proceeds from the Business Combination and the private placement of shares of our Class A common stock pursuant to subscription agreements in connection with the Business Combination, or the PIPE financing.

Off-Balance Sheet Arrangements

In the normal course of operations, ExOne’s German subsidiary, ExOne GmbH, issues short-term financial guarantees and letters of credit to third parties in connection with certain commercial transactions requiring security through a credit facility with a German bank. At December 31, 2021, total outstanding financial guarantees and letters of credit issued were $2.7 million. For further discussion related to financial guarantees and letters of credit, refer to Note 17 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

We have no other off-balance sheet arrangements and do not utilize any “structured debt,” “special purpose” or similar unconsolidated entities for liquidity or financing purposes.

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

Revenue Recognition

We recognize revenue from sale of products upon transfer of control, which is generally at the point of shipment. If we cannot objectively determine that the product provided to the customer is in accordance with agreed-upon specifications, revenue is not recognized until customer acceptance is received. Revenue from sale of services may be recognized over the life of the associated service contract or as services are performed, depending on the nature of the services being provided. In certain circumstances, we generate revenue through leases of machinery and equipment to customers, which are classified as either operating or sales-type leases and generally have lease terms ranging from one to five years.

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

We began generating revenue in the fourth quarter of 2018, and as such we generally use our stand-alone sales price as our SSP, and we use our best estimate for the performance obligations where we do not have stand-alone sales. The absence of observable prices resulting from our relatively short period of revenue generation requires us to estimate the SSPs of distinct performance obligations in a given contract.

We determine SSP using market conditions and other observable inputs. We typically have more than one SSP for individual products and services due to the stratification of our customers. The SSP generally varies by size of the customer. Our determination of SSP may change in the future as standalone sales of products and services occur, providing observable prices.

Stock-Based Compensation

Our historical and outstanding stock-based compensation awards under our equity compensation plans have typically included service-based, performance-based, or market-based vesting conditions. We have applied the fair value recognition provisions of FASB ASC Topic 718, Compensation-Stock Compensation to account for the stock-based compensation for employees and non-employees. We recognize compensation costs related to stock options granted to employees and non-employees based on estimated fair value of the award on the date of grant. For awards with only service-based vesting conditions, we recognize stock-based compensation expense over the requisite service period, and record compensation cost using the straight-line method less a historical forfeiture rate. For awards with performance-based or market-based vesting conditions, we recognize compensation cost on a tranche-by-tranche basis, or the accelerated attribution method.

Determining the amount of stock-based compensation to be recorded requires us to develop estimates of the fair value of stock-based awards as of their measurement date. Following the Business Combination, the fair value of our common stock is determined based on the quoted market price of our common stock. Prior to the Business Combination, there was no public market for our equity instruments, as a result, the estimated fair value of our common stock had historically been determined by our board of directors with input from management. We engaged an independent third-party valuation specialist to perform a valuation of our common stock and assessed other factors including financial performance, capital structure, forecasted operating results and valuations of publicly traded peer companies.

Calculating the fair value of stock-based awards requires that we make highly subjective assumptions. To determine the fair-value of grants with market-based conditions, we use a Monte Carlo simulation which requires management to make a number of key assumptions, including the estimated fair value of the common stock underlying the award, expected volatility, expected term, risk-free interest rate and expected dividend yield. The risk-free interest rate is determined using the rate of return on U.S. treasury notes with a life that approximates the expected term.

Acquisitions

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

The judgments made in determining the estimated fair value assigned to the assets acquired, as well as the estimated useful life of each asset, can materially impact the consolidated statements of operations of the periods subsequent to the acquisition through depreciation and amortization, and in certain instances through impairment charges, if the asset becomes impaired in the future. In determining the estimated fair value for intangible assets, we typically utilize the income approach, which discounts the projected future net cash flow using a discount rate deemed appropriate by management that reflects the risks associated with such projected future cash flow. Significant estimates and assumptions include revenue growth rates, technology migration curves, the customer attrition rate, and discount rates. Determining the useful life of an intangible asset also requires judgment, as different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and short-term investment portfolio. Our investment strategy is focused on preserving capital and supporting our liquidity requirements, while earning a reasonable market return. We invest in a variety of U.S. government securities, corporate debt securities, asset-backed securities, and commercial paper. The market value of our marketable securities may decline if current market interest rates rise. As of December 31, 2021, the fair value of our cash, cash equivalents, and short-term investments was $269.6 million. A 10% change in interest rates would have an immaterial impact on the fair value of our investment portfolio. Our marketable securities are recorded at fair value, and gains and losses from these securities are recognized within other comprehensive income as they occur.

Foreign Currency Risk

The majority of our operations in Europe and Asia use the local currency as the functional currency. We translate the financial statements of our operations in Europe and Asia to United States dollars and as such we are exposed to foreign currency risk. Currently, we do not use foreign currency forward contracts to manage exchange rate risk, as the amount subject to foreign currency risk is not material to our overall operations and results.

Item 8. Financial Statements and Supplementary Data

This information is incorporated by reference beginning on page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of December 31, 2021. As described below, we identified material weaknesses in our internal control over financial reporting. As a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act is recorded, processed, summarized and reported as and when required.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on the assessment, we have concluded that we have material weaknesses in each of the following areas:

Control Environment, Risk Assessment, Control Activities, Information and Communication, and Monitoring

Control Environment - control deficiencies constituting material weaknesses, either individually or in the aggregate, relating to: (i) an insufficient number of personnel with an appropriate level of Generally Accepted Accounting Principles (“GAAP”) knowledge and experience to create the proper environment for effective internal control over financial reporting and to ensure that (a) there were adequate processes for oversight, (b) there was accountability for the performance of internal control over financial reporting responsibilities, and (c) corrective activities were appropriately applied, prioritized, and implemented in a timely manner, and (ii) oversight processes and procedures that guide individuals in applying internal control over financial reporting were not adequate such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

Risk Assessment - control deficiencies constituting material weaknesses, either individually or in the aggregate, relating to: (i) identifying, assessing, and communicating appropriate objectives, (ii) identifying and analyzing risks to achieve these objectives, and (iii) identifying and assessing changes in the business that could impact the system of internal controls.

Control Activities - control deficiencies constituting material weaknesses, either individually or in the aggregate, relating to: (i) addressing relevant risks, (ii) providing evidence of performance, (iii) providing appropriate segregation of duties, or (iv) operation at a level of precision to identify all potentially material errors.

Information and Communication - control deficiencies constituting material weaknesses, either individually or in the aggregate, relating to communicating accurate information internally and externally, including providing information pursuant to objectives, responsibilities, and functions of internal control.

Monitoring - control deficiencies constituting material weaknesses, either individually or in the aggregate, relating to monitoring activities to ascertain whether the components of internal control are present and functioning.

In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management’s evaluation of internal control over financial reporting excluded the internal control over financial reporting at EnvisionTEC, which we acquired in February 2021, Adaptive 3D, which we acquired in May 2021, Beacon Bio, which we acquired in June 2021, Aerosint, which we acquired in June 2021, Dental Arts Labs, which we acquired in July 2021, A.I.D.R.O., which we acquired in September 2021, Meta Additive, which we acquired in September 2021 and ExOne, which we acquired in November 2021, collectively the “2021 acquisitions”, as discussed in Note 4, “Acquisitions,” of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. We have included the financial results of these entities in the consolidated financial statements from the date of acquisition. Total revenues subject to the 2021 acquisitions’ internal control over financial reporting represented approximately 66% of our consolidated total revenues for the fiscal year ended December 31, 2021. Total assets subject to the 2021 acquisitions’ internal control over financial reporting represented approximately 10% of our consolidated total assets, excluding acquisition method fair value adjustments, as of December 31, 2021.

Deloitte & Touche LLP, our independent registered public accounting firm that audited the consolidated financial statements, has issued an audit report on our internal control over financial reporting as of December 31, 2021, which is included in Item 8 of this Annual Report on Form 10-K.

Remediation of Material Weakness in Internal Control Over Financial Reporting

Management has been actively engaged in remediation efforts to address the material weaknesses throughout 2021 and these efforts will continue into fiscal year 2022. We made enhancements to our control environment by improving guidance, communication of expectations and importance of internal controls. In addition, we made improvements to the level of detail in our risk assessment and clarity of the linkage between risks and internal controls. We will continue to improve upon our risk assessment procedures and the timeliness of those procedures in 2022. We have made progress towards addressing the weaknesses in information and communication beginning the process to better identify, document, and assess systems and information used when performing internal controls and will continue this effort in 2022. We implemented enhanced monitoring procedures to allow for more effective monitoring of compliance with established accounting policies, procedures and controls. The remediation efforts also include:

•	hiring additional qualified accounting, finance and legal personnel, to provide additional capacity and expertise to enhance our accounting and reporting review procedures;
•	engaging consultants to provide additional technical accounting expertise;
•	engaging third-party specialists to help assess and commence documentation of our internal controls for complying with the Sarbanes-Oxley Act of 2002;
•	adding supervisory reviews performed by our financial management team and increasing the level of precision at which these reviews were performed;
•	reporting on progress of internal control remediation efforts to the audit committee regularly during 2021; and
•

engaging third-party specialists to assist with testing and validating the operating effectiveness of certain controls over financial reporting in 2021 to gain assurance that such controls are present and operating as designed.

The controls that were designed and implemented in 2021 were not in all cases in place for a sufficient period of time to demonstrate operating effectiveness as of December 31, 2021. While we believe significant progress was made in 2021 to enhance and strengthen our internal control over financial reporting, management has concluded that the material weaknesses were not fully remediated as of December 31, 2021.

As described above in Management’s Report on Internal Control over Financial Reporting, we excluded from our assessment the internal control over financial reporting for the businesses acquired during 2021 including EnvisionTEC, Adaptive 3D, Beacon Bio, Aerosint, Dental Arts Labs, Aidro, Meta Additive, Brewer Dental, May Dental, and ExOne. During the initial transition period following the acquisitions, we identified and corrected certain financial information related to the acquired entities to properly reflect such financial information in our consolidated financial statements. As a result, we have identified control deficiencies within the internal control over financial reporting of the businesses acquired and we believe such deficiencies represent material weaknesses.

The measures we are implementing are subject to continued management review supported by confirmation and testing, as well as audit committee oversight. Management remains committed to the implementation of remediation efforts to address these material weaknesses. We will continue to implement measures to remedy our internal control deficiencies, though there can be no assurance that our efforts will be successful or avoid potential future material weaknesses. In addition, until remediation steps have been completed and are operating for a certain period of time, and subsequent evaluation of their effectiveness is completed, the material weaknesses previously disclosed, and as described above, will continue to exist. We are committed to the continuous improvement of our internal control over financial reporting and will continue to review the internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

As a result of the acquisitions described above, we are reviewing the internal controls of each of these subsidiaries and making appropriate changes as deemed necessary.

During the year ended December 31, 2021, we implemented certain internal controls in connection with our remediation efforts described above. Except as noted in the preceding paragraphs, there were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Internal Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, errors and instances of fraud, if any, within the company have been or will be detected.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021, and is incorporated herein by reference.

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

On November 5, 2021, Ali El Siblani notified the Company of his intention to resign as a member of the Company’s Board of Directors and as an employee of the Company; thereafter, on November 11, 2021, the Company and Mr. Siblani entered into a separation agreement pursuant to which Mr. Siblani’s resignation was effective as of November 5, 2021.

Item 11. Executive Compensation

The information required by this item will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021, and is incorporated herein by reference.

Item 14. Principal Accountant’s Fees and Services

The information required by this item will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021, and is incorporated herein by reference.

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

Item 16. Form 10-K Summary

None

EXHIBIT INDEX

		Incorporated by Reference
Exhibit		Form	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of August 26, 2020, by and among the Company, Sparrow Merger Sub, Inc. and Legacy Desktop Metal	10-K	2.1	3/15/2021
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of September 11, 2020, by and among the Company, Sparrow Merger Sub, Inc. and Legacy Desktop Metal	10-K	2.2	3/15/2021
2.3	Purchase Agreement and Plan of Merger, dated as of January 15, 2021, by and among the Company, EnvisionTEC Merger Sub, Inc., EnvisionTEC US LLC, EnvisionTEC, Inc., Gulf Filtration Systems, Inc., 3dbotics, Inc. and Ali El Siblani	8-K	2.1	1/15/2021
2.4	Agreement and Plan of Merger, dated as of August 11, 202, by and among Desktop Metal, Inc., Texas Merger Sub I, Inc., Texas Merger Sub II, Inc., and The ExOne Company	8-K	2.1	8/12/2021
3.1	Second Amended and Restated Certificate of Incorporation	8-K	3.2	12/14/2020
3.2	Amended and Restated By-laws of the Registrant	8-K	3.3	12/14/2020
4.1	Specimen Class A Common Stock Certificate	S-1	4.2	3/8/2019
4.2	Description of Capital Stock of Desktop Metal, Inc.			*
10.1	Amended and Restated Registration Rights Agreement, dated as of August 26, 2020, by and among the Company, certain equity holders of the Company named therein and certain equity holders of Legacy Desktop Metal named therein	S-1	10.8	1/19/2021
10.2	Stockholders Agreement, dated as of August 26, 2020, by and between the Company and Trine Sponsor IH, LLC	S-4	10.10	9/15/2020
10.3	Form of Director and Officer Indemnification Agreement	S-4	10.13	9/15/2020
10.4	Non-Employee Director Compensation Program	S-1	10.13	12/23/2020
10.5	2015 Stock Incentive Plan	S-4	10.14	10/15/2020
10.6	Form of Incentive Stock Option Agreement under the 2015 Stock Incentive Plan	S-4	10.15	10/15/2020
10.7	Form of RSU Agreement under the 2015 Stock Incentive Plan	S-4	10.17	10/15/2020
10.8	2020 Incentive Award Plan	10-K	10.11	3/15/2021
10.9	Form of Stock Option Agreement under the 2020 Incentive Award Plan	S-4	10.20	9/15/2020
10.10	Form of RSU Agreement under the 2020 Incentive Award Plan	S-4	10.21	9/15/2020
10.11	Form of Restricted Stock Agreement under the 2020 Incentive Award Plan	S-4	10.22	9/15/2020
10.12	Restricted Stock Agreement, dated as of September 18, 2015 by and between Desktop Metal and Ric Fulop	S-4	10.18	10/15/2020
10.13	Offer Letter, dated as of January 31, 2019, by and between Legacy Desktop Metal and Steve Billow	S-4	10.26	11/2/2020
10.14	Separation Agreement, dated as of February 8, 2021, by and between Desktop Metal and Elizabeth Linardos	10-K	10.19	3/15/2021
10.15	Offer Letter, dated as of February 8, 2021, by and between Desktop Metal and James Haley	10-K	10.20	3/15/2021
10.16	Offer Letter, dated as of February 16, 2021, by and between Desktop Metal and Ali El Siblani	10-K	10.21	3/15/2021
10.17	Separation Agreement, dated as of November 5, 2021, by and between Desktop Metal and Ali El Siblani			*
10.18†	Separation Agreement, dated as of December 31, 2021, by and between Desktop Metal and Steve Billow			*

10.19	Northwest Park Office Lease, dated as of September 28, 2021, by and between NWP Building 24 LLC and Desktop Metal	*
10.20†	BGO 500 Lease, dated as of October 7, 2021, by and between BGO 500 Research Owner LLC and Desktop Metal	*
21.1	Subsidiaries of the Company	*
23.1	Consent of Deloitte & Touche LLP	*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)	*
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350	*
101.INS	Inline XBRL Instance Document	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	*
*	Filed with this Annual Report on Form 10-K.
†	Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2022.

DESKTOP METAL, INC.

By:	/s/ Ric Fulop
Ric Fulop
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date

/s/ Ric Fulop	Chief Executive Officer	March 15, 2022
Ric Fulop	(Principal Executive Officer)

/s/ James Haley	Chief Financial Officer	March 15, 2022
James Haley	(Principal Financial Officer and Principal Accounting Officer)

/s/ Scott Dussault	Director	March 15, 2022
Scott Dussault

/s/ James Eisenstein	Director	March 15, 2022
James Eisenstein

/s/ Dayna Grayson	Director	March 15, 2022
Dayna Grayson

/s/ Leo Hindery, Jr.	Director	March 15, 2022
Leo Hindery, Jr.

/s/ Wen Hsieh	Director	March 15, 2022
Wen Hsieh

/s/ Jeff Immelt	Director	March 15, 2022
Jeff Immelt

/s/ Stephen Nigro	Director	March 15, 2022
Stephen Nigro

/s/ Steve Papa	Director	March 15, 2022
Steve Papa

/s/ Bilal Zuberi	Director	March 15, 2022
Bilal Zuberi

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Desktop Metal, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Desktop Metal, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2022, expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses identified.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Acquisitions —Intangible Assets — Refer to Note 4 to the financial statements

Critical Audit Matter Description

As discussed in Note 4 of the consolidated financial statements, during the year ended December 31, 2021, the Company completed multiple acquisitions, and evaluated each acquisition to determine whether it should be accounted for as a business combination or asset acquisition. The two significant acquisitions were of EnvisionTEC and ExOne, with total purchase prices of $303.6 million and $613.0 million. The acquisition of EnvisionTEC resulted in the recording of $195.7 million and $137.3 million in goodwill and intangible assets acquired and the acquisition of ExOne resulted in the recording of $374.6 million and $82.1 million in goodwill and intangible assets acquired, respectively. The acquired intangibles included $77.8 million in acquired technology and $50.9 million in acquired customer relationships related to EnvisionTEC and $72.9 million in acquired technology and $7.9 million in acquired customer relationships related to ExOne. The significant assumptions used to estimate the fair value of the intangible assets included revenue growth rates, technology migration curves, customer attrition rates and discount rates. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

The procedures used to audit the valuation of the acquired technology and customer relationship assets acquired in the acquisition EnvisionTEC and ExOne include (i) a high degree of auditor judgment and subjectivity in applying procedures relating to the fair value measurement of intangible assets acquired due to the significant amount of judgment by management when developing the estimate; (ii) significant audit effort in evaluating the significant assumptions relating to the estimate, such as revenue growth rates, technology migration curves, the customer attrition rate, and discount rates; and (iii) the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of the acquired technology and customer relationship assets acquired in the acquisition EnvisionTEC and ExOne included, among others:

●	We read the purchase agreements and understood management’s process for estimating fair value of intangible assets.
●	We obtained an understanding of the design and implementation of the Company’s internal controls related to the determination of fair value for the acquired technology and customer relationship assets for EnvisionTEC and ExOne.
●	With the assistance of our fair value specialists, we evaluated management’s process including the appropriateness of valuation models selected, the reasonableness of significant assumptions including revenue growth rates, the technology migration rate, the customer attrition rate, discount rates, and discounted cash flow models.
●	The assumptions related to revenue growth rates and the customer attrition rate were evaluated by considering whether the assumptions used were reasonable considering the past performance of the acquiree.
●	The assumptions related to the technology migration curve were evaluated by considering the life of the technology.
●	The discount rates were evaluated by considering the cost of capital of comparable businesses and other industry factors.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 15, 2022

We have served as the Company's auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Desktop Metal, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Desktop Metal, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated March 15, 2022, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at EnvisionTEC, which was acquired in February 2021, Adaptive 3D, which was acquired in May 2021, Beacon Bio, which was acquired in June 2021, Aerosint, which was acquired in June 2021, Dental Arts Labs, which was acquired in July 2021, A.I.D.R.O., which was acquired in September 2021, Meta Additive, which was acquired in September 2021, Brewer Dental, which was acquired in October 2021, May Dental, which was acquired in October 2021, and ExOne, which was acquired in November 2021, collectively the “2021 acquisitions”. The financial statements of the 2021 acquisitions represent 66% of the Company’s consolidated total revenues and 10% of the Company’s consolidated total assets for the fiscal year ended December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting for the 2021 acquisitions.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:

Control Environment - control deficiencies constituting material weaknesses, either individually or in the aggregate, relating to: (i) an insufficient number of personnel with an appropriate level of Generally Accepted Accounting Principles (“GAAP”) knowledge and experience to create the proper environment for effective internal control over financial reporting and to ensure that (a) there were adequate processes for oversight, (b) there was accountability for the performance of internal control over financial reporting responsibilities, and (c) corrective activities were appropriately applied, prioritized, and implemented in a timely manner, and (ii) oversight processes and procedures that guide individuals in applying internal control over financial reporting were not adequate such that there is a reasonable possibility that a material misstatement of the Company’s financial statements will not be prevented or detected on a timely basis.

Risk Assessment - control deficiencies constituting material weaknesses, either individually or in the aggregate, relating to: (i) identifying, assessing, and communicating appropriate objectives, (ii) identifying and analyzing risks to achieve these objectives, and (iii) identifying and assessing changes in the business that could impact the system of internal controls.

Control Activities - control deficiencies constituting material weaknesses, either individually or in the aggregate, relating to: (i) addressing relevant risks, (ii) providing evidence of performance, (iii) providing appropriate segregation of duties, or (iv) operation at a level of precision to identify all potentially material errors.

Information and Communication - control deficiencies constituting material weaknesses, either individually or in the aggregate, relating to communicating accurate information internally and externally, including providing information pursuant to objectives, responsibilities, and functions of internal control.

Monitoring - control deficiencies constituting material weaknesses, either individually or in the aggregate, relating to monitoring activities to ascertain whether the components of internal control are present and functioning.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2021, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte &Touche LLP

Boston, Massachusetts

March 15, 2022

DESKTOP METAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$65,017	$483,525
Current portion of restricted cash	2,129	—
Short‑term investments	204,569	111,867
Accounts receivable	46,687	6,516
Inventory	65,399	9,708
Prepaid expenses and other current assets	18,208	976
Total current assets	402,009	612,592
Restricted cash, net of current portion	1,112	612
Property and equipment, net	58,710	12,160
Goodwill	639,301	2,252
Intangible assets, net	261,984	9,414
Other noncurrent assets	25,480	4,879
Total Assets	$1,388,596	$641,909
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$31,558	$7,591
Customer deposits	14,137	1,480
Current portion of lease liability	5,527	868
Accrued expenses and other current liabilities	33,829	7,565
Current portion of deferred revenue	18,189	3,004
Current portion of long‑term debt, net of deferred financing costs	825	9,991
Total current liabilities	104,065	30,499
Long-term debt, net of current portion	548	—
Warrant liability	—	93,328
Contingent consideration, net of current portion	4,183	—
Lease liability, net of current portion	13,077	2,157
Deferred revenue, net of current portion	4,508	—
Deferred tax liability	10,695	—
Other noncurrent liabilities	3,170	—
Total liabilities	140,246	125,984
Commitments and Contingences (Note 16)
Stockholders’ Equity
Preferred Stock, $0.0001 par value—authorized, 50,000,000 shares; no shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	—	—
Common Stock, $0.0001 par value—500,000,000 shares authorized; 311,737,858 and 226,756,733 shares issued at December 31, 2021 and December 31, 2020, respectively, 311,473,950 and 224,626,597 shares outstanding at December 31, 2021 and December 31, 2020, respectively	31	23
Additional paid‑in capital	1,823,344	844,188
Accumulated deficit	(568,611)	(328,277)
Accumulated other comprehensive income (loss)	(6,414)	(9)
Total Stockholders’ Equity	1,248,350	515,925
Total Liabilities and Stockholders’ Equity	$1,388,596	$641,909

See notes to consolidated financial statements.

DESKTOP METAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2021	2020
Revenues
Products	$105,994	$13,718
Services	6,414	2,752
Total revenues	112,408	16,470
Cost of sales
Products	87,450	26,945
Services	6,665	4,574
Total cost of sales	94,115	31,519
Gross profit/(loss)	18,293	(15,049)
Operating expenses
Research and development	68,131	43,136
Sales and marketing	47,995	13,136
General and administrative	78,041	20,734
In-process research and development assets acquired	25,581	—
Total operating expenses	219,748	77,006
Loss from operations	(201,455)	(92,055)
Change in fair value of warrant liability	(56,576)	56,417
Interest expense	(149)	(328)
Interest and other (expense) income, net	(11,822)	1,011
Loss before income taxes	(270,002)	(34,955)
Income tax benefit	29,668	940
Net loss	$(240,334)	$(34,015)
Net loss per share—basic and diluted	$(0.92)	$(0.22)
Weighted average shares outstanding, basic and diluted	260,770	157,906

See notes to consolidated financial statements.

DESKTOP METAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended December 31,
	2021	2020
Net loss	$(240,334)	$(34,015)
Other comprehensive (loss) income, net of taxes:	—	—
Unrealized gain (loss) on available-for-sale marketable securities, net	(40)	(84)
Foreign currency translation adjustment	(6,365)	—
Total comprehensive loss, net of taxes of $0	$(246,739)	$(34,099)

See notes to consolidated financial statements.

DESKTOP METAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

							Accumulated
							Other
					Additional		Comprehensive	Total
	Legacy Convertible Preferred Stock		Common Stock		Paid‑in	Accumulated	(Loss)	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

BALANCE—January 1, 2020	100,038,109	$436,553	26,813,113	$3	$16,722	$(294,262)	$75	$(277,462)
Retroactive application of recapitalization (Note 1)	(100,038,109)	(436,553)	128,100,821	13	436,520	—	—	436,533
Adjusted balance, beginning of period	—		154,913,934	16	453,242	(294,262)	75	159,071
Exercise of Common Stock options	—	—	521,925	—	325	—	—	325
Vesting of restricted Common Stock	—	—	5,307,357	1	6	—	—	7
Issuance of Common Stock in connection with acquisitions	—	—	61,060	—	500	—	—	500
Repurchase of shares for employee tax withholdings	—	—	(9,308)	—	(101)	—	—	(101)
Stock‑based compensation expense	—	—	—	—	8,006	—	—	8,006
Common Stock warrants issued and exercised	—	—	692,366	—	1,915	—	—	1,915
Reverse recapitalization, net of transaction costs	—	—	63,139,263	6	380,295	—	—	380,301
Net loss	—	—	—	—	—	(34,015)	—	(34,015)
Other comprehensive income	—	—	—	—	—	—	(84)	(84)
BALANCE—December 31, 2020	—	—	224,626,597	$23	$844,188	$(328,277)	$(9)	$515,925
Exercise of Common Stock options	—	—	5,732,247	1	6,425	—	—	6,426
Vesting of restricted Common Stock	—	—	491,293	—	—	—	—	—
Repurchase of shares for employee tax withholdings - RSA	—	—	(109,150)	—	(958)	—	—	(958)
Vesting of restricted share units	—	—	650,777	—	—	—	—	—
Repurchase of shares for employee tax withholdings - RSU	—	—	(61,498)	—	(541)	—	—	(541)
Issuance of Common Stock in connection with acquisitions	—	—	57,267,401	5	620,585	—	—	620,590
Issuance of Common Stock in connection with acquired in-process research and development	—	—	334,370	—	4,300	—	—	4,300
Stock‑based compensation expense	—	—	—	—	28,778	—	—	28,778
Vesting of Trine Founder Shares	—	—	1,850,938	—	—	—	—	—
Common Stock issued in connection with warrants exercised	—	—	20,690,975	2	320,567	—	—	320,569
Net loss	—	—	—	—	—	(240,334)	—	(240,334)
Other comprehensive loss	—	—	—	—	—	—	(6,405)	(6,405)
BALANCE—December 31, 2021	—	—	311,473,950	$31	$1,823,344	$(568,611)	$(6,414)	$1,248,350

See notes to consolidated financial statements.

DESKTOP METAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(240,334)	$(34,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,854	8,589
Stock‑based compensation	28,778	8,006
Change in fair value of warrant liability	56,576	(56,417)
Change in fair value of subscription agreement	2,920	—
Expense related to Common Stock warrants issued	-	1,915
Amortization (accretion) of discount on investments	3,021	75
Amortization of debt financing cost	9	19
Provision for bad debt	447	377
Acquired in-process research and development	25,581	—
Loss on disposal of property and equipment	74	18
Foreign exchange (gains) losses on intercompany transactions, net	182	—
Net increase in accrued interest related to marketable securities	(819)	(3)
Net unrealized (gain) loss on equity investment	9,660	—
Net unrealized (gain) loss on other investments	(130)	—
Deferred tax benefit	(29,668)	(940)
Change in fair value of contingent consideration	(429)	—
Foreign currency transaction (gain) loss	7	—
Changes in operating assets and liabilities:
Accounts receivable	(18,299)	(2,370)
Inventory	(16,962)	(1,303)
Prepaid expenses and other current assets	(8,937)	901
Other assets	(3)	—
Accounts payable	12,797	(2,637)
Accrued expenses and other current liabilities	(8,761)	(2,391)
Customer deposits	(2,569)	(845)
Current portion of deferred revenue	5,989	774
Change in right of use assets and lease liabilities, net	(641)	(328)
Other liabilities	1,609
Net cash used in operating activities	(155,048)	(80,575)
Cash flows from investing activities:
Purchases of property and equipment	(7,683)	(1,429)
Purchase of other investments	(3,620)	(3,000)
Purchase of equity investment	(20,000)	—
Proceeds from sale of property and equipment	44	—
Proceeds from policy buyout	333	—
Purchase of marketable securities	(330,873)	(136,286)
Proceeds from sales and maturities of marketable securities	243,349	109,016
Cash paid to acquire in-process research and development	(21,220)	—
Cash paid for acquisitions, net of cash acquired	(287,624)	(5,284)
Net cash used in investing activities	(427,294)	(36,983)
Cash flows from financing activities:
Proceeds from reverse recapitalization, net of issuance costs	—	534,597
Proceeds from the exercise of stock options	6,426	325
Proceeds from the exercise of stock warrants	170,665	—
Payment of taxes related to net share settlement upon vesting of restricted stock units	(541)	—
Proceeds from PPP loan	—	5,379
Repayment of PPP loan	—	(5,379)
Repayment of term loan	(10,000)	—
Deferred financing costs paid	—	—
Net cash provided by financing activities	166,550	534,922
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(87)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	(415,879)	417,364
Cash, cash equivalents, and restricted cash at beginning of period	484,137	66,773
Cash, cash equivalents, and restricted cash at end of period	$68,258	$484,137

Supplemental disclosures of cash flow information

Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total shown in the condensed consolidated statements of cash flows:

Cash and cash equivalents	$65,017	$483,525
Restricted cash included in other current assets	2,129	—
Restricted cash included in other noncurrent assets	1,112	612
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$68,258	$484,137

Supplemental cash flow information:
Interest paid	$148	$322
Taxes paid	$150	$—

Non‑cash investing and financing activities:
Net liabilities assumed from Trine Business Combination	$—	$152,395
Accrued reverse recapitalization transaction costs	$—	$1,901
Net unrealized (gain) loss on investments	$40	$—
Exercise of private placement warrants	$149,904	$—
Common Stock issued for acquisitions	$620,590	$500
Common Stock issued for acquisition of in-process research and development	$4,300	$—
Accrued purchase price for asset acquisition	$1,800	$200
Additions to right of use assets and lease liabilities	$5,582	$—
Purchase of property and equipment included in accounts payable	$90	$—
Purchase of property and equipment included in accrued expenses and other current liabilities	$38	$—
Transfers from property and equipment to inventory	$1,068	$—
Transfers from inventory to property and equipment	$1,435	$—
Accrued contingent consideration in connection with acquisitions	$6,083	$—
Tax liabilities related to withholdings on Common Stock issued in connection with acquisitions	$—	$102
Taxes related to net share settlement upon vesting of restricted stock awards in accrued expense	$958	$—

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

Risks and Uncertainties

The Company is subject to a number of risks similar to those of other companies of similar size in its industry, including, but not limited to, the need for successful development of products, the need for additional funding, competition from substitute products and services from larger companies, protection of proprietary technology, patent litigation, dependence on key individuals, and risks associated with changes in information technology. The Company has financed its operations to date primarily with proceeds from the sale of preferred stock and the Business Combination. The Company’s long-term success is dependent upon its ability to successfully

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

market its products and services; generate revenue; maintain or reduce its operating costs and expenses; meet its obligations; obtain additional capital when needed; and, ultimately, achieve profitable operations. Management believes that existing cash and investments as of December 31, 2021 will be sufficient to fund operating and capital expenditure requirements through at least twelve months from the date of issuance of these consolidated financial statements.

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

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a disease caused by a novel strain of the coronavirus (“COVID-19”) to be a pandemic. As of December 31, 2021, the impact of the COVID-19 pandemic continues to unfold and there has been uncertainty and disruption in the global economy and financial markets. The Company has considered the COVID-19 pandemic related impacts on its estimates, as appropriate, within its consolidated financial statements and there may be changes to those estimates in future periods.

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

Foreign Currency Translation

The Company translates assets and liabilities of its foreign subsidiaries from their respective functional currencies to U.S. Dollars at the appropriate spot rates as of the balance sheet date. The functional currency of most wholly owned subsidiaries is U.S. Dollars, except for certain international subsidiaries, for which it is Euros, British Pound Sterling, or Japanese Yen, depending on the subsidiary’s location. The results of operations are translated into U.S. Dollars at a monthly average rate, calculated using daily exchange rates.

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

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires the Company’s management to make judgements, estimates and assumptions regarding uncertainties that affect the reported amounts of assets, liabilities and related disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition, realizability of inventory, goodwill, intangibles, stock-based compensation, and fair values of common stock. The Company bases its estimates on historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. The Company assesses estimates on an ongoing basis; however, actual results could materially differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of standard checking accounts, money market accounts and certain investments. The Company classifies any marketable security with an original maturity date of 90 days or less at the time of purchase as a cash equivalent.

Short-Term Investments

The Company invests its excess cash in fixed income instruments denominated and payable in U.S. dollars including U.S. treasury securities, commercial paper, corporate bonds and asset-backed securities in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital. Short-term investments represent holdings of available-for-sale marketable securities in accordance with the Company’s investment policy and cash management strategy. Investments in marketable securities are recorded at fair value, with any unrealized gains and losses reported within accumulated other comprehensive income as a separate component of stockholders’ equity until realized or until a determination is made that an other-than-temporary decline in market value has occurred. When such reductions occur, the cost of the investment is adjusted to fair value through recording a loss on investments in the consolidated statements of operations. All investments in marketable securities mature within one year.

The Company also invests in equity securities which are carried at fair value based upon quoted prices in active markets. The Company’s recognizes unrealized gains (losses) on equity securities in interest and other (expense) income, net in the consolidated statements of operations.

Restricted Cash

Restricted cash represents cash and cash equivalents that are restricted to withdrawal or use as of the reporting date. Restricted cash typically relates to deposits to secure letters of credit, cash the Company is contractually obligated to maintain related to acquisitions, as well as contractually required security deposits.

Financial Instruments

The Company’s financial instruments are comprised of cash and cash equivalents, short-term investments, restricted cash, accounts receivable and accounts payable. The Company’s other current financial assets and current financial liabilities have fair values that approximate their carrying values due to the short maturity of these balances.

Products Revenue and Services Revenue

Products revenue include sales of the Company’s additive manufacturing systems, along with the sale of related accessories and consumables, as well as produced parts. Consumables are primarily comprised of materials, which are used by the 3D printers during the printing process to produce parts, as well as replacement parts for items consumed during system operations. Certain on-device software is embedded with the hardware and sold with the product bundle and is included within product revenue. Revenue from

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

products is recognized upon transfer of control, which is generally at the point of shipment. If the Company cannot objectively determine that the product provided to the customer is in accordance with agreed-upon specifications, revenue is not recognized until customer acceptance is received.

Services revenue consists of installation, training, and post-installation hardware and software support, as well as various software solutions the Company offers to facilitate the operation of the Company’s products. The Company offers multiple software products, which are licensed through either a cloud-based solution and/or on-device software, depending on the product. For the cloud-based solution, which the customer does not have the right to take possession of, the Company typically provides an annual subscription for customer access which is renewable at expiration. The revenue from the cloud-based solution is recognized ratably over the annual term as the Company considers the services provided under the cloud-based solution to be a series of distinct performance obligations, as the Company provides continuous daily access to the cloud solution. For on-device software subscriptions, the Company typically recognizes revenue once the customer has been given access to the software. When the Company enters into development contracts, control of the development service is transferred over time, and the related revenue is recognized as services are performed.

For certain products, the Company offers customers an optional extended warranty beyond the initial warranty period. The optional extended warranty is accounted for as a service-type warranty. Extended warranty revenue is deferred and recognized on a straight-line basis over the service-type warranty period of the contract and the associated costs are recognized as incurred. For certain deferred maintenance contracts where sufficient historical evidence indicates that the costs of performing the related services under the contract are not incurred on a straight-line basis, the associated revenue is recognized at a point in time in proportion to the costs expected to be incurred.

The Company generates certain revenues through the sale of research and development services. Revenue under research and development service contracts is generally recognized over time where progress is measured in a manner that reflects the transfer of control of the promised goods or services to the customer. Depending on the facts and circumstances surrounding each research and development service contract, revenue is recognized over time using either an input measure (based on the entity’s direct costs incurred in an effort to satisfy the performance obligations) or an output measure (specifically units or parts delivered, based upon certain customer acceptance and delivery requirements).

In certain circumstances, the Company generates revenue through leases of machinery and equipment to customers. These leases are classified as either operating or sales-type leases and generally have lease terms ranging from one to five years.

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

•Identification of the performance obligations in the contract

•Determination of the transaction price

•Allocation of the transaction price to the performance obligations in the contract

•Recognition of revenue when, or as, the Company satisfies a performance obligation

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nature of Products and Services

The Company sells its products through authorized resellers, independent sales agents, and its own sales force. Revenue from hardware, consumables, and produced parts is recognized upon transfer of control, which is generally at the point of shipment. If the Company cannot objectively determine that the products provided to the customer are in accordance with agreed-upon specifications, revenue is not recognized until customer acceptance is received.

The Company’s post-installation support is primarily sold through one-year annual contracts and such revenue is recognized ratably over the term of the agreement. For certain maintenance contracts, there is a detail of specified maintenance which is performed at predetermined intervals and is recognized when the professional services are performed. Service revenue from installation and training is recognized as performed.

The Company’s terms of sale generally provide payment terms that are customary in the countries where the Company transacts business. To reduce credit risk in connection with certain sales, the Company may, depending upon the circumstances, require significant deposits or payment in full prior to shipment. When the Company has a noncancelable contract and the right to invoice prior to shipment based on payment terms, the Company records the receivable and related customer deposits in the consolidated balance sheets.

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

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, customer deposits and deferred revenues (contract liabilities) on the consolidated balance sheets. Timing of revenue recognition may differ from the timing of invoicing to customers. The Company records a receivable at the time of invoicing. For most contracts, customers are invoiced a substantive portion of the arrangement prior to shipment of products or performance of services. The Company will typically bill in advance for post-installation support and cloud-based software licenses, resulting in deferred revenue.

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

When products have been delivered, but the product revenue associated with the arrangement has been deferred the Company includes the costs for the delivered items in inventory on the consolidated balance sheets until recognition of the related revenue occurs, at which time it is recognized in cost of sales.

The Company’s contracts are primarily one year or less, and as such, most of the deferred revenue outstanding at the end of the fiscal year is recognized during the following year. Purchases of post-installation customer support and maintenance may range from one to five years, and as such, revenue for these transactions are recognized over periods greater than one year.

The Company sells products directly to end-users as well as through a reseller network. Under the reseller arrangement, the reseller is determined to be the Company’s customer, and revenue is recognized based on the amounts the Company is entitled to, reduced by any payments owed to the resellers. On certain contracts, the Company utilizes external partners and an internal sales team to sell direct to the end user. The Company acts as a principal in the contracts with users when utilizing external partners because the Company controls the product, establishes the price, and bears the risk of nonperformance, until it is transferred to the end user. The Company records the revenue on a gross basis and commissions are recorded as a sales and marketing expense in the statement of operations. The Company recognizes its commission expense as a point-in-time expense as contract obligations are primarily completed within a one-year contract period.

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

Remaining Performance Obligations

Remaining performance obligations are the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. The Company has elected to apply the practical expedient associated with incremental costs of obtaining a contract, and as such, sales commission expense is generally expensed when incurred because the amortization period would be one year or less. These costs are recorded within sales and marketing expense in the consolidated statements of operations.

Net Loss Per Share

The Company presents basic and diluted loss per share amounts. Basic loss per share is calculated by dividing net loss available to holders of Common Stock by the weighted average number of shares of Common Stock outstanding during the applicable period.

The denominator for diluted earnings per share is a computation of the weighted-average number of ordinary shares and the potential dilutive ordinary shares outstanding during the period. Potential dilutive shares outstanding include the dilutive effect of in-the-money options, unvested Restricted Stock Agreements (“RSAs”), and unvested Restricted Stock Units (“RSUs”) using the treasury stock method. In periods in which the Company reports a net loss, diluted net loss per share is the same as basic net loss per share because dilutive shares are not assumed to have been issued if their effect is anti-dilutive.

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Grants

The Company recognizes grants or subsidies from governments and other organizations when there is reasonable assurance that the Company will comply with any conditions attached to the grant arrangement and the grant will be received. The Company evaluates the conditions of the grant as of each reporting period to ensure that the Company has reached reasonable assurance of meeting the conditions of each grant arrangement and that it is expected that the grant will be received as a result of meeting the necessary conditions. Grants are recognized in the consolidated statements of operations on a systematic basis over the periods in which the Company recognized the related costs for which the grant is intended to compensate. Specifically, when government grants are related to reimbursements for operating expenses, the grants are recognized as a reduction of the related expense in the consolidated statements of operations. During the year ended December 31, 2021, the Company recognized $1.0 million related to grants in the research and development line within the consolidated statements of operations. During the year ended December 31, 2020, the Company did not recognize any grants.

The Company records grant receivables in the consolidated balance sheets in prepaid expenses and other current assets or other non-current assets, depending on when the amounts are expected to be received from the government agency. Proceeds received from grants prior to expenditures being incurred are recorded as restricted cash and other current liabilities or other long-term liabilities, depending on when the Company expects to use the proceeds.

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

Inventory

Inventory is stated at the lower of cost or net realizable value, approximating a first-in, first-out basis.

The Company provides for inventory losses based on obsolescence and levels in excess of forecasted demand. Inventory is reduced to the estimated net realizable value based on historical usage and expected demand. Inventory provisions based on obsolescence and inventory in excess of forecasted demand are recorded through cost of sales in the consolidated statements of operations.

Concentrations of Credit Risk and Off-Balance-Sheet Risk

In the normal course of operations, ExOne GmbH issues short-term financial guarantees and letters of credit to third parties in connection with certain commercial transactions requiring security through a credit facility with a German bank. At December 31, 2021, total outstanding financial guarantees and letters of credit issued were $2.7 million.

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has no other significant off-balance-sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk consist mainly of cash and cash equivalents. The Company maintains its cash and cash equivalents principally with accredited financial institutions of high-credit standing.

As of December 31, 2021, and 2020, no single customer accounted for more than 10% of revenue. As of December 31, 2021, one customer accounted for 24% of total accounts receivable. As of December 31, 2020, no single customer accounted for more than 10% of total accounts receivable.

Customer Deposits

Payments received from customers who have placed reservations or purchase orders in advance of shipment are refundable upon cancellation or non-delivery by the Company and are included within customer deposits on the consolidated balance sheets.

Other Investments

The Company periodically makes investments in companies within the additive manufacturing industry. The Company monitors events or changes in circumstances that may have a significant effect on the fair value of investments, either due to impairment or based on observable price changes, and records necessary adjustments in interest and other (expense) income, net in the consolidated statements of operations.

Property and Equipment

Property and equipment is stated at cost. Expenditures for repairs and maintenance are expensed as incurred. When assets are retired or disposed of, the assets and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is included in the determination of net income or loss.

Depreciation is expensed using the straight-line method over the estimated useful lives of the assets as follows:

Asset Classification	Useful Life
Equipment	2-20 years
Buildings	6-50 years
Automobiles	2-7 years
Furniture and fixtures	2-10 years
Computer equipment	2-7 years
Tooling	3 years
Software	2-5 years
Leasehold improvements	Shorter of asset’s useful life or remaining life of the lease

Leases

For lease arrangements in which the Company is the lessee, the Company determines if an arrangement is a lease at inception. The Company typically only includes an initial lease term in its assessment of a lease arrangement. Options to renew a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew. The Company assesses it plans to renew its material leases on an annual basis. Operating leases are included in other assets, current portion of lease liability, and lease liability, net of current portion on the Company’s consolidated balance sheets.

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

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company elected the short-term lease recognition practical expedient and therefore, the Company does not recognize right of use assets or lease liabilities for leases with less than a twelve-month duration. The Company also elected the practical expedient to account for lease agreements which contain both lease and non-lease components as a single lease component.

For lease arrangements in which the Company is the lessor, the Company determines whether the lease arrangement is classified as an operating lease or sales-type lease at inception. The Company’s operating lease arrangements have initial terms generally ranging from one to five years, certain of which may contain extension or termination clauses, or both. Such operating lease arrangements also generally include a purchase option to acquire the related machinery and equipment at the end of the lease term for either a fixed amount as determined at inception, or a subsequently negotiated fair market value.

The Company’s sales-type lease arrangements generally include transfer of ownership at the end of the lease term, and as such, the Company’s net investment in sales-type lease arrangements presented in the consolidated balance sheets generally does not include an amount of unguaranteed residual value.

For certain of the arrangements, the Company separates and allocates certain non-lease components (principally maintenance services) from non-lease components. Sales, value add, and other taxes collected from customers and remitted to governmental authorities are accounted for on a net (excluded from lease income) basis. In determination of the lease term, the Company considers the likelihood of lease renewal options and lease termination provisions.

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

Goodwill

Goodwill represents the future economic benefits arising from other assets acquired in a business combination that is not individually identified and separately recorded. The excess of the purchase price over the estimated fair value of net assets of businesses acquired in a business combination is recognized as goodwill. Goodwill is not amortized but is tested for impairment at least annually (as of the first day of the fourth quarter) or as circumstances indicate the value may no longer be recoverable. To assess if goodwill is impaired, the Company performs a qualitative assessment to determine whether further impairment testing is necessary. The Company then compares the carrying amount of the single reporting unit to the fair value of the reporting unit. An excess carrying value over fair value would indicate that goodwill may be impaired. The Company performed a qualitative assessment during its annual impairment review for 2021 as of October 1, 2021 and concluded that it is more likely than not that the fair value of the Company’s single reporting unit is not less than its carrying amount.

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

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Asset Acquisitions

Acquisitions of assets or a group of assets that do not meet the definition of a business are accounted for as asset acquisitions using the cost accumulation method, whereby the cost of the acquisition, including certain transaction costs, is allocated to the assets acquired on the basis of relative fair values. No goodwill is recognized in an asset acquisition. Intangible assets that are acquired in an asset acquisition for use in research and development activities which have an alternative future use are capitalized as in-process research and development (“IPR&D”). Acquired IPR&D which has no alternative future use is recorded as in-process research and development expense at acquisition.

Impairment of Long-Lived Assets

The Company evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. The Company does not believe that any events have occurred through December 31, 2021, that would indicate its long-lived assets are impaired.

Contingent Consideration

Contingent consideration represents potential future payments that the Company may be required to pay in the event negotiated milestones are met in connection with a business acquisition. Contingent consideration is recorded as a liability at the date of acquisition at fair value. The fair value of contingent consideration related to revenue metrics is estimated using a Monte Carlo simulation in a risk-neutral framework. Under this approach, the value of contingent consideration related to revenue metrics is calculated as the average present value of contingent consideration payments over all simulated paths. The fair value of contingent consideration related to technical developments is estimated using a scenario-based approach, which is a special case of the income approach that uses several possible future scenarios. Under this approach, the value of the technical milestone payment is calculated as the probability-weighted payment across all scenarios. Significant increases or decreases in any of the probabilities of success or changes in expected timelines for achievement of any of the revenue or technical milestones could result in a significantly higher or lower fair value of the contingent consideration liability. The fair value of the contingent consideration at each reporting date is updated by reflecting the changes in fair value reflected within research and development expenses in the Company’s consolidated statements of operations.

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

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

The Company’s stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period.

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

For awards with service conditions only, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period. For awards with service and performance-based conditions, the Company recognizes stock-based compensation expense using the graded vesting method over the requisite service period. Estimates of stock-based compensation expense for an award with performance conditions are based on the probable outcome of the performance conditions and the cumulative effect of any changes in the probability outcomes are recorded in the period in which the changes occur. For awards with service and market-based conditions, the Company recognizes stock-based compensation expense on a straight-line based over the requisite service period for each tranche. Stock based compensation expense for awards with a market condition is calculated using a Monte Carlo valuation approach.

The Company estimates forfeitures that will occur based on a historical forfeiture rate in their determination of the expense recorded.

Income Taxes

The Company accounts for income taxes under the asset and liability method; under this method, deferred tax assets and liabilities are determined based on differences between financial reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain.

The Company utilizes a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company also recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes.

Comprehensive Loss

The Company’s comprehensive loss consists of its net loss, unrealized gain and loss from investments in debt securities, and foreign currency translation adjustments.

Recently Issued Accounting Standards

Recently Adopted Accounting Guidance

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) —Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, to require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. This standard is effective for calendar-year public business entities in 2023 and interim periods within that year, and early adoption is permitted. The Company has adopted this ASU as of January 1, 2021 and has retrospectively adjusted purchase accounting for the EnvisionTEC acquisition where deferred revenue was fair valued. As a practical expedient, the Company elected to estimate

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the SSP for allocation purposes at the acquisition date. Upon the application of this practical expedient, the Company recognized deferred revenue as part of purchase accounting in the amount of $0.2 million and $12.5 million for the EnvisionTEC and ExOne acquisitions, respectively.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by eliminating some exceptions to the general approach in Accounting Standards Codification 740, Income Taxes. It also clarifies certain aspects of the existing guidance to promote more consistent application. This standard is effective for calendar-year public business entities in 2021 and interim periods within that year, and early adoption is permitted. The Company adopted the ASU as of January 1, 2021, which did not have a material effect on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which eliminates the performance of Step 2 from the goodwill impairment test. In performing its annual or interim impairment testing, an entity will instead compare the fair value of the reporting unit with its carrying amount and recognize any impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. The Company adopted the ASU as of January 1, 2021, which did not have a material effect on the Company’s consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses. This ASU added a new impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. The CECL model applies to most debt instruments, trade receivables, lease receivables, financial guarantee contracts, and other loan commitments. The CECL model does not have a minimum threshold for recognition of impairment losses and entities will need to measure expected credit losses on assets that have a low risk of loss. As a smaller reporting company pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended, these changes become effective for the Company on January 1, 2022. The Company is currently evaluating the potential impact and does not believe the impact will be material.

3. REVENUE RECOGNITION

Contract Balances

The Company’s deferred revenue balance was $22.7 million and $3.0 million as of December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, the Company acquired $16.8 million in deferred revenue through acquisitions. During the year ended December 31, 2021, the Company recognized $2.5 million of existing deferred revenue from 2020 and recognized $8.5 million of acquired deferred revenue. The deferred revenue consists of billed post-installation customer support and maintenance, cloud-based software licenses that are recognized ratably over the term of the agreement, and contracts that have outstanding performance obligations or contracts that have acceptance terms that have not yet been fulfilled.

Contract assets were not significant during the years ended December 31, 2021 and 2020.

Remaining Performance Obligations

At December 31, 2021, the Company had $22.7 million of remaining performance obligations, also referred to as backlog, of which approximately $18.2 million is expected to be fulfilled over the next 12 months, notwithstanding uncertainty related to the impact of COVID-19, including, but not limited to, international shipping and travel restrictions brought about by COVID-19, which could have an adverse effect on the timing of delivery and installation of products and/or services to customers. In addition, the Company also had customer deposits of $14.1 million at December 31, 2021.

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. ACQUISITIONS

2021 Acquisitions

Acquisition of EnvisionTEC

On February 16, 2021, the Company acquired EnvisionTEC, Inc. and its subsidiaries (“EnvisionTEC”) pursuant to a Purchase Agreement and Plan of Merger dated January 15, 2021. This acquisition added a comprehensive portfolio in additive manufacturing across metals, polymers and composites and grew distribution channels both in quantity and through the addition of a vertically-focused channel. The total purchase price was $303.6 million, consisting of $143.8 million paid in cash and 5,036,142 shares of the Company’s Common Stock with a fair value of $159.8 million as of the close of business on the transaction date.

The acquisition is accounted for as a business combination using the acquisition method of accounting. The total purchase price was allocated to the identifiable assets acquired and liabilities assumed based on the Company’s estimates of their fair values on the acquisition date.

The acquisition date fair value of the consideration transferred is as follows (in thousands):

Total Acquisition Date Fair Value
Cash consideration	$143,795
Equity consideration	159,847
Total consideration transferred	$303,642

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed (in thousands):

At February 16, 2021
Assets acquired:
Cash and cash equivalents	$859
Restricted cash	5,004
Accounts receivable	2,982
Inventory	7,668
Prepaid expenses and other current assets	1,081
Restricted cash - noncurrent	285
Property and equipment	1,540
Intangible assets	137,300
Other noncurrent assets	1,801
Total assets acquired	$158,520
Liabilities assumed:
Accounts payable	$1,442
Customer deposits	2,460
Current portion of lease liability	605
Accrued expenses and other current liabilities	13,706
Liability for income taxes	480
Deferred revenue	492
Current portion of long-term debt	898
Long-term debt	285
Deferred tax liability	29,009
Lease liability, net of current portion	1,189
Total liabilities assumed	$50,566
Net assets acquired	$107,954

Goodwill	$195,688
Total net assets acquired	$303,642

Subsequent to the acquisition date, the Company made certain measurement period adjustments to the preliminary purchase price allocation, which resulted in decrease to goodwill of $3.4 million. The decrease was primarily due to an increase in deferred income tax liabilities of $4.1 million, partially offset by a decrease in deferred revenue of $0.2 million related to the adoption of ASU 2021-08 and a decrease in inventory of $1.0 million related to obsolete inventory. Additionally, the Company recorded a measurement period adjustment of $0.3 million related to certain assets acquired and liabilities assumed due to clarification of information utilized to determine fair value during the measurement period. As of December 31, 2021, the measurement period is completed.

The estimated useful lives of the identifiable intangible assets acquired is as follows:

	Gross Value	Estimated Life
Acquired technology	$77,800	7 – 14 years
Trade name	8,600	14 years
Customer relationships	50,900	12 years
Total intangible assets	$137,300

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The goodwill resulting from the purchase price allocation is attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset) and the expected synergistic benefits of expanding the combined companies’ target markets both geographically and across industries. $16.4 million of the goodwill recognized is deductible for income tax purposes. The Company incurred $4.8 million of acquisition-related and other transactional charges related to this acquisition, which are included in general and administrative expenses in the consolidated statements of operations.

EnvisionTEC’s results are included in the Company’s consolidated results for the period from February 16, 2021 to December 31, 2021. For this period, EnvisionTEC’s net revenues were approximately $33.3 million and net loss was approximately $11.1 million.

Acquisition of Adaptive 3D

On May 7, 2021, the Company acquired Adaptive 3D Holdings, Inc. and its affiliates (“Adaptive 3D”) pursuant to a Purchase Agreement and Plan of Merger dated as of May 7, 2021. This acquisition expanded the Company’s materials library to include photopolymer elastomers for use in the production of end use parts. The total purchase price was $61.8 million, consisting of $24.1 million paid in cash and 3,133,276 shares of the Company’s Common Stock with a fair value of $37.7 million as of the close of business on the transaction date.

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

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed (in thousands):

At May 7, 2021
Assets acquired:
Cash and cash equivalents	$2,852
Accounts receivable	504
Inventory	305
Prepaid expenses and other current assets	462
Property and equipment	558
Intangible assets	27,300
Other noncurrent assets	654
Total assets acquired	$32,635
Liabilities assumed:
Accounts payable	$280
Current portion of lease liability	151
Accrued expenses and other current liabilities	100
PPP loan payable	311
Deferred revenue	12
Lease liability, net of current portion	502
Deferred tax liability	4,616
Total liabilities assumed	$5,972
Net assets acquired	$26,663

Goodwill	$35,113
Total net assets acquired	$61,776

Subsequent to the acquisition date, the Company made a measurement period adjustment to the preliminary purchase price allocation, which resulted in a decrease to goodwill of $0.2 million. The decrease was due to a decrease in deferred income tax liabilities of $0.2 million.

The estimated useful lives of the identifiable intangible assets acquired is as follows:

	Gross Value	Estimated Life
Acquired technology	$27,000	14 years
Trade name	300	5 years
Total intangible assets	$27,300

The goodwill resulting from the purchase price allocation is attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset) and the expected synergistic benefits of expanding the combined companies’ target markets both geographically and across industries. The goodwill recognized is not deductible for income tax purposes. The Company incurred $0.3 million of acquisition-related and other transactional charges related to this acquisition, which are included in general and administrative expenses in the consolidated statements of operations.

Adaptive 3D’s results are included in the Company’s consolidated results for the period from May 7, 2021 to December 31, 2021. For this period, Adaptive 3D’s revenues were approximately $1.1 million, and its net loss was approximately $4.9 million.

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition of Aerosint

On June 24, 2021, the Company acquired all outstanding securities of Aerosint SA and its affiliates (“Aerosint”), which expanded the Company’s portfolio of technologies with the addition of multi-material printing capabilities. The total purchase price was $23.8 million, consisting of $6.2 million paid in cash, 879,922 shares of the Company’s Common Stock with a fair value of $11.5 million as of the close of business on the transaction date, and contingent consideration with a fair value of $6.1 million as of the acquisition date. The Company may be required to pay this contingent consideration based on the achievement of revenue metrics and technical milestones over the three-year period following the transaction date.

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

The acquisition included contingent consideration related to revenue metrics and technical milestones, with a fair value of $6.1 million as of the date of acquisition and a fair value of $5.7 million as of December 31, 2021. The Company will pay up to $5.5 million of contingent consideration based on stated revenue metrics, which had a fair value of $4.6 million as of the date of acquisition, and a fair value of $4.1 million as of December 31, 2021. If Aerosint reaches certain product mass production technical milestones, the Company will pay out a maximum of $2.0 million in contingent consideration, which had a fair value of $1.5 million as of the date of acquisition, and a fair value of $1.6 million as of December 31, 2021. As of the date of acquisition, the fair value of the short-term liability was $1.4 million, and the long-term liability was $4.7 million, which the Company recorded in accrued expenses and other current liabilities and in contingent consideration, net of current portion, on the consolidated balance sheets. As of December 31, 2021, $1.5 million of contingent consideration is recorded in accrued expenses and other current liabilities and $4.2 million is recorded in contingent consideration, net of current portion, in the consolidated balance sheets.

The acquisition date fair value of the consideration transferred is as follows (in thousands):

Total Acquisition Date Fair Value
Cash consideration	$6,220
Equity consideration	11,448
Contingent consideration	6,083
Total consideration transferred	$23,751

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Subsequent to the acquisition date, the Company made a measurement period adjustment to the preliminary purchase price allocation, which resulted in a decrease to goodwill of $0.6 million. The decrease was due to a decrease in deferred income tax liabilities.

The estimated useful lives of the identifiable intangible assets acquired is as follows:

	Gross Value	Estimated Life
Acquired technology	$11,547	11.5 years
Trade name	179	4.5 years
Total intangible assets	$11,726

The goodwill resulting from the purchase price allocation is attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset) and the expected synergistic benefits of expanding the combined companies’ target markets both geographically and across industries. The goodwill recognized is not deductible for income tax purposes. The Company incurred $0.9 million of acquisition-related and other transactional charges related to this acquisition, which are included in general and administrative expenses in the consolidated statements of operations.

Aerosint’s results are included in the Company’s consolidated results for the period from June 24, 2021 to December 31, 2021. For this period, Aerosint’s revenues were $0.6 million and net loss was $0.4 million.

Acquisition of Dental Arts Labs

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 30, 2021, the Company acquired Dental Arts Laboratories, Inc., (“Dental Arts Labs”), which expanded the Company’s portfolio in additive manufacturing within the healthcare industry. The purchase price was $26.0 million paid in cash. The Company also issued 1,190,468 restricted stock units with a grant date fair value of $11.0 million, which are subject to a four-year vesting period and continuing employment. The Company will recognize compensation expense for these restricted stock units over the vesting period.

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

The acquisition date fair value of the consideration transferred is as follows (in thousands):

Total Acquisition Date Fair Value
Cash consideration	$26,042
Total consideration transferred	$26,042

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed (in thousands):

At July 30, 2021
Assets acquired:
Cash and cash equivalents	$858
Accounts receivable	3,707
Inventory	2,438
Prepaid expenses and other current assets	3,853
Property and equipment	8,643
Intangible assets	5,000
Other noncurrent assets	4,636
Total assets acquired	$29,135
Liabilities assumed:
Accounts payable	$1,949
Current portion of lease liability	535
Accrued expenses and other current liabilities	1,795
Current portion of long‑term debt	3,888
Long‑term debt	3
Lease liability, net of current portion	3,762
Total liabilities assumed	$11,932
Net assets acquired	$17,203

Goodwill	$8,839
Total net assets acquired	$26,042

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the acquisition date, the Company made a working capital adjustment to the preliminary purchase price allocation, which resulted in decrease to goodwill of $0.3 million.

The estimated useful lives of the identifiable intangible assets acquired is as follows:

	Gross Value	Estimated Life
Trade name	$1,300	8.5 years
Customer relationships	3,700	9.5 years
Total intangible assets	$5,000

The goodwill resulting from the purchase price allocation is attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset) and the expected synergistic benefits of expanding the combined companies’ target markets both geographically and across industries. The goodwill recognized is deductible for income tax purposes. The Company incurred $0.6 million of acquisition-related and other transactional charges related to this acquisition, which are included in general and administrative expenses in the consolidated statements of operations.

Dental Arts Labs’ results are included in the Company’s consolidated results for the period from July 30, 2021 to December 31, 2021. For this period, Dental Arts Labs’ revenues were $14.1 million and net loss was $0.3 million.

Acquisition of A.I.D.R.O.

On September 7, 2021, the Company purchased the entire corporate capital of A.I.D.R.O. Srl (“A.I.D.R.O.”). This acquisition expanded the Company’s parts production capabilities and application expertise in the hydraulics industry. The purchase price for the A.I.D.R.O. acquisition was $5.7 million paid in cash, of which $4.9 million was paid at closing and the remaining $0.8 million was deposited to an escrow account subsequent to December 31, 2021. The Company also issued 364,050 restricted stock units with a grant date fair value of $3.2 million, which are subject to a four-year vesting period and continuing employment. The Company will recognize compensation expense for these restricted stock units over the vesting period.

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

The acquisition date fair value of the consideration transferred is as follows (in thousands):

Total Acquisition Date Fair Value
Cash consideration	$5,683
Total consideration transferred	$5,683

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed (in thousands):

At September 7, 2021
Assets acquired:
Cash and cash equivalents	$855
Accounts receivable	966
Inventory	906
Prepaid expenses and other current assets	412
Property and equipment	691
Intangible assets	1,080
Other noncurrent assets	1,100
Total assets acquired	$6,010
Liabilities assumed:
Accounts payable	$1,307
Current portion of lease liability	72
Accrued expenses and other current liabilities	508
Current portion of long-term debt, net of deferred financing costs	138
Long‑term debt	764
Lease liability, net of current portion	750
Deferred tax liability	75
Other noncurrent liabilities	228
Total liabilities assumed	$3,842
Net assets acquired	$2,168

Goodwill	$3,515
Total net assets acquired	$5,683

Subsequent to the acquisition date, the Company made a working capital adjustment to the preliminary purchase price allocation, which resulted in an immaterial decrease to goodwill.

The estimated useful lives of the identifiable intangible assets acquired is as follows:

	Gross Value	Estimated Life
Trade name	142	4 years
Customer relationships	938	15 years
Total intangible assets	$1,080

The goodwill resulting from the purchase price allocation is attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset) and the expected synergistic benefits of expanding the combined companies’ target markets both geographically and across industries. The goodwill recognized is not deductible for income tax purposes. The Company incurred $0.4 million of acquisition-related and other transactional charges related to this acquisition, which are included in general and administrative expenses in the consolidated statements of operations.

A.I.D.R.O.’s results are included in the Company’s consolidated results for the period from September 7, 2021 to December 31, 2021. For this period, A.I.D.R.O.’s revenues were $1.7 million and net loss was $0.2 million.

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition of Brewer Dental

On October 14, 2021, the Company acquired Larry Brewer Dental Lab, Inc. (“Brewer Dental”), which expanded the Company’s portfolio in additive manufacturing within the healthcare and dental industry. The purchase price was $7.6 million paid in cash, of which $7.0 million was paid at closing and the remaining $0.5 million will be paid 24 months after closing. The Company also issued 252,096 restricted stock units with a grant date fair value of $1.8 million, which are subject to a four-year vesting period and continuing employment. The Company will recognize compensation expense for these restricted stock units over the vesting period.

The total purchase price was allocated to the identifiable assets acquired and liabilities assumed based on the Company’s preliminary estimates of their fair values on the acquisition date. The fair values assigned to Brewer Dental’s tangible and intangible assets and liabilities assumed, and the related deferred tax assets and liabilities, are considered preliminary and are based on the information available at the date of the acquisition. The Company is in the process of finalizing its purchase price allocation, and the tax basis of the assets and liabilities acquired. This may result in potential adjustments to the carrying value of the respective recorded assets and liabilities, establishment of certain intangible assets, revisions of useful lives of intangible assets, establishment of potential acquisition contingencies, and the determination of any residual amount that will be allocated to goodwill. Adjustments that impact the deferred tax liability recorded in the business combination could result in an increase or decrease in the Company’s recorded valuation allowance that will be recognized in the accompanying statement of operations.

The acquisition date fair value of the consideration transferred is as follows (in thousands):

Total Acquisition Date Fair Value
Cash consideration	$7,613
Total consideration transferred	$7,613

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed (in thousands):

At October 14, 2021
Assets acquired:
Cash and cash equivalents	$1,574
Accounts receivable	524
Inventory	226
Property and equipment	375
Intangible assets	2,630
Other noncurrent assets	706
Total assets acquired	$6,035
Liabilities assumed:
Accounts payable	$34
Current portion of lease liability	87
Accrued expenses and other current liabilities	145
Lease liability, net of current portion	619
Total liabilities assumed	$885
Net assets acquired	$5,150

Goodwill	$2,463
Total net assets acquired	$7,613

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated useful lives of the identifiable intangible assets acquired is as follows:

	Gross Value	Estimated Life
Trade name	230	8 years
Customer relationships	2,400	8 years
Total intangible assets	$2,630

The goodwill resulting from the purchase price allocation is attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset) and the expected synergistic benefits of expanding the combined companies’ target markets both geographically and across industries. The goodwill recognized is deductible for income tax purposes. The Company incurred immaterial acquisition-related and other transactional charges related to this acquisition, which are included in general and administrative expenses in the consolidated statements of operations.

Brewer Dental’s results are included in the Company’s consolidated results for the period from October 14, 2021 to December 31, 2021. For this period, Brewer Dental’s revenues were $1.4 million and net income was $0.1 million.

Acquisition of May Dental

On October 29, 2021, the Company acquired May Dental Lab, Inc. (“May Dental”), which expanded the Company’s portfolio in additive manufacturing within the healthcare and dental industry. The aggregate purchase price was $12.5 million paid in cash, of which $11.8 million was paid at closing and the remaining $0.8 million will be paid 24 months after closing, subject to the Limited Liability Interest Purchase Agreement. The Company also issued 357,642 restricted stock units with a grant date fair value of $2.5 million, which are subject to a four-year vesting period and continuing employment. The Company will recognize compensation expense for these restricted stock units over the vesting period.

The total purchase price was allocated to the identifiable assets acquired and liabilities assumed based on the Company’s preliminary estimates of their fair values on the acquisition date. The fair values assigned to My Dental’s tangible and intangible assets and liabilities assumed, and the related deferred tax assets and liabilities, are considered preliminary and are based on the information available at the date of the acquisition. The Company is in the process of finalizing its purchase price allocation, and the tax basis of the assets and liabilities acquired. This may result in potential adjustments to the carrying value of the respective recorded assets and liabilities, establishment of certain intangible assets, revisions of useful lives of intangible assets, establishment of potential acquisition contingencies, and the determination of any residual amount that will be allocated to goodwill. Adjustments that impact the deferred tax liability recorded in the business combination could result in an increase or decrease in the Company’s recorded valuation allowance that will be recognized in the accompanying statement of operations.

The acquisition date fair value of the consideration transferred is as follows (in thousands):

Total Acquisition Date Fair Value
Cash consideration	$12,500
Total consideration transferred	$12,500

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed (in thousands):

At October 29, 2021
Assets acquired:
Cash and cash equivalents	$230
Accounts receivable	677
Inventory	343
Prepaid expenses and other current assets	98
Property and equipment	495
Intangible assets	4,340
Other noncurrent assets	1,416
Total assets acquired	$7,599
Liabilities assumed:
Accounts payable	$209
Current portion of lease liability	201
Accrued expenses and other current liabilities	255
Lease liability, net of current portion	1,216
Total liabilities assumed	$1,881
Net assets acquired	$5,718

Goodwill	$6,782
Total net assets acquired	$12,500

The estimated useful lives of the identifiable intangible assets acquired is as follows:

	Gross Value	Estimated Life
Trade name	3,900	9 years
Customer relationships	440	10 years
Total intangible assets	$4,340

The goodwill resulting from the purchase price allocation is attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset) and the expected synergistic benefits of expanding the combined companies’ target markets both geographically and across industries. The goodwill recognized is deductible for income tax purposes. The Company incurred immaterial acquisition-related and other transactional charges related to this acquisition, which are included in general and administrative expenses in the consolidated statements of operations.

May Dental’s results are included in the Company’s consolidated results for the period from October 29, 2021 to December 31, 2021. For this period, May Dental’s revenues were $1.3 million and net loss was $0.1 million.

Acquisition of ExOne

On November 12, 2021, the Company acquired The ExOne Company and its affiliates (“ExOne”). The acquisition of ExOne extends the Company’s product platforms with complementary solutions to create a comprehensive portfolio combining throughput, flexibility, and materials breadth while allowing customers to optimize production based on their specific application needs. The Company acquired all of ExOne’s outstanding common stock for an aggregate purchase price of $613.0 million, consisting of $201.4 paid in cash and 48,218,063 shares of Common Stock with a fair value of $411.6 million as of the close of business on the transaction date. The Company also granted 86,020 incentive stock options with a weighted-average exercise price of $4.47 to certain employees of ExOne in exchange for unvested ExOne stock options. The acquisition will be accounted for as a business combination using the

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

acquisition method of accounting. The Company is currently finalizing the allocation of the purchase price and expects the purchase price to be allocated primarily to goodwill and intangible assets.

The total purchase price was allocated to the identifiable assets acquired and liabilities assumed based on the Company’s preliminary estimates of their fair values on the acquisition date. The fair values assigned to ExOne’s tangible and intangible assets and liabilities assumed, and the related deferred tax assets and liabilities, are considered preliminary and are based on the information available at the date of the acquisition. The Company is in the process of finalizing its purchase price allocation, and the tax basis of the assets and liabilities acquired. This may result in potential adjustments to the carrying value of the respective recorded assets and liabilities, establishment of certain intangible assets, revisions of useful lives of intangible assets, establishment of potential acquisition contingencies, and the determination of any residual amount that will be allocated to goodwill. Adjustments that impact the deferred tax liability recorded in the business combination could result in an increase or decrease in the Company’s recorded valuation allowance that will be recognized in the accompanying statement of operations.

The acquisition date fair value of the consideration transferred is as follows (in thousands):

Total Acquisition Date Fair Value
Cash consideration	$201,399
Equity consideration	411,603
Total consideration transferred	$613,002

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed (in thousands):

At November 12, 2021
Assets acquired:
Cash and cash equivalents	$119,068
Restricted cash - current	3,007
Accounts receivable	13,639
Inventory	27,200
Prepaid expenses and other current assets	5,165
Property and equipment	33,991
Intangible assets	82,100
Other noncurrent assets	2,734
Total assets acquired	$286,904
Liabilities assumed:
Accounts payable	$5,830
Accrued expenses and other current liabilities	11,025
Current portion of deferred revenue	15,331
Customer deposits	10,168
Current portion of operating lease liability	1,919
Deferred tax liability	3,465
Lease liability, net of current portion	332
Deferred revenue, net of current portion	147
Other noncurrent liabilities	321
Total liabilities assumed	$48,538
Net assets acquired	$238,366

Goodwill	$374,636
Total net assets acquired	$613,002

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated useful lives of the identifiable intangible assets acquired is as follows:

	Gross Value	Estimated Life
Developed Technology	72,900	8 years
Trade name	1,300	4 years
Customer relationships	7,900	12 years
Total intangible assets	$82,100

The goodwill resulting from the purchase price allocation is attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset) and the expected synergistic benefits of expanding the combined companies’ target markets both geographically and across industries. The goodwill recognized is not deductible for income tax purposes. The Company incurred $8.5 million of acquisition-related and other transactional charges related to this acquisition, which are included in general and administrative expenses in the consolidated statements of operations.

ExOne’s results are included in the Company’s consolidated results for the period from November 12, 2021 to December 31, 2021. For this period, ExOne’s revenues were $15.5 million and net loss was $6.9 million.

Pro Forma Information (unaudited)

The following unaudited pro forma financial information is based on the historical financial statements of the Company and presents the Company’s results as if the acquisitions of EnvisionTEC, Adaptive 3D, Aerosint, Dental Arts Labs, A.I.D.R.O., Brewer Dental, May Dental, and ExOne had occurred on January 1, 2020 (in thousands):

	Year Ended December 31,
	2021	2020
	(unaudited)	(unaudited)
Net revenues	$207,688	$164,947
Net income (loss)	$(273,319)	$(138,346)

The unaudited pro forma financial information was computed by combining the historical financial information of the Company and EnvisionTEC, Adaptive 3D, Aerosint, Dental Arts, A.I.D.R.O., Brewer Dental, May Dental, and ExOne along with the effects of the acquisition method of accounting for business combinations as though the companies were combined on January 1, 2020. The unaudited pro forma information does not reflect the potential benefits of cost and funding synergies, opportunities to earn additional revenues, or other factors, and therefore does not represent what the actual net revenues and net loss would have been had the companies been combined as of this date.

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

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

retain research and development employees and contractors of Beacon Bio through the expected term to complete the development, which vest over a service period of 3 years and are accounted for as post-combination expense.

The acquired in-process research and development asset consists of a license to commercialize the PhonoGraft technology. At the date of the acquisition, significant research, development, and risk related to the license remained, and it was deemed not yet probable that there was future economic benefit from this asset. Absent successful clinical results and regulatory approval for this asset, there was no alternative future use associated with this asset. Accordingly, the value of the asset was expensed in the consolidated statements of operations and no deferred tax liability has been recorded.

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

The acquired in-process research and development asset consists of the development of novel functional binders to provide advanced additive manufacturing solutions. Due to the stage of development of this technology at the date of the acquisition, significant research, development, and risk remained, and it was not yet probable that there was future economic benefit from this asset. Absent successful commercialization of this asset, there was no associated alternative future use. Accordingly, the value of the assets was expensed in the consolidated statements of operations and no deferred tax liability has been recorded.

2020 Acquisitions

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

The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, Trine was treated as the “acquired” company for financial reporting purposes. See Note 1 “Organization and Nature of Business” for further details. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Desktop Metal issuing stock for the net assets of Trine, accompanied by a recapitalization. The net assets of Trine are stated at historical cost, with no goodwill or other intangible assets recorded.

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

2020 Asset Acquisitions

In December 2020, the Company acquired all issued and outstanding membership interests of Figur Machine Tools, LLC (“Figur”) for a total purchase price of $3.5 million. Figur is engaged in research and development of 3D metal forming for sheet metal. The Company concluded the arrangement did not result in the acquisition of a business, as substantially all of the fair value of the gross assets acquired was concentrated in a single acquired technology asset and the Company did not obtain any substantive processes in connection with this acquisition. Therefore, the Company accounted for the arrangement as an asset acquisition. The fair

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value attributable to the acquired assets was $3.5 million, which was recorded as intangible assets, net in the Company’s consolidated balance sheets.

In October 2020, the Company acquired all outstanding shares of Forust Corporation (“Forust”) for a total purchase price of $2.5 million. The purchase price consisted of cash consideration of $2.0 million and $0.5 million of consideration relating to 61,061 shares of Common Stock. The Company paid $1.8 million at closing and paid the additional $0.2 million one year after acquisition in accordance with the agreement. Forust is engaged in research and development of 3D printing of wood products using sawdust in the process of additive manufacturing. The Company concluded the arrangement did not result in the acquisition of a business, as substantially all of the fair value of the gross assets acquired was concentrated in a single acquired technology asset and the Company did not obtain any substantive processes in connection with this acquisition. Therefore, the Company accounted for the arrangement as an asset acquisition. The fair value attributable to the acquired assets was $2.5 million, which was recorded as intangible assets, net in the Company’s consolidated balance sheets. In connection with the acquisition, the Company issued additional restricted stock units to employees and contractors of Forust which vest over a service period of two years and are accounted for as post-combination expense.

5. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company’s cash equivalents and short-term investments are invested in the following (in thousands):

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$46,521	$—	$—	$46,521
Total cash equivalents	46,521	—	—	46,521
Commercial paper	70,401	—	—	70,401
Corporate bonds	65,645	—	(28)	65,617
Government bonds	36,487	—	(11)	36,476
Asset-backed securities	24,665	—	(10)	24,655
Total short-term investments	197,198	—	(49)	197,149
Total cash equivalents and short-term investments	$243,719	$—	$(49)	$243,670

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$75,374	$—	$—	$75,374
Money market funds	407,512	—	—	407,512
Total cash equivalents	482,886	—	—	482,886
U.S. Treasury securities	19,995	2	—	19,997
Commercial paper	43,911	—	—	43,911
Corporate bonds	47,970	—	(11)	47,959
Total short-term investments	111,876	2	(11)	111,867
Total cash equivalents and short-term investments	$594,762	$2	$(11)	$594,753

During the year ended December 31, 2021, the Company made a $20.0 million investment in equity securities of a publicly-traded company. The Company records this investment at fair value, which was $7.4 million as of December 31, 2021. Prior to the investment, the Company entered into a subscription agreement to purchase the investment, resulting in a subscription agreement liability which was derecognized upon investment. During the year ended December 31, 2021, the Company recorded an unrealized loss due to the change in fair value of the equity securities and the related subscription agreement liability of $12.6 million in interest and other (expense) income, net in the consolidated statements of operations.

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. FAIR VALUE MEASUREMENTS

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

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2021
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Items	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$46,521	$—	$—	$46,521
Commercial paper	—	70,401	—	70,401
Corporate bonds	—	65,617	—	65,617
Government bonds	—	36,476	—	36,476
Asset-backed securities	—	24,656	—	24,656
Equity securities	7,420	—	—	7,420
Other investments	—	—	6,750	6,750
Total assets	$53,941	$197,150	$6,750	$257,841
Liabilities:
Contingent consideration	$—	$—	$5,654	$5,654
Total liabilities	$—	$—	$5,654	$5,654

	December 31, 2020
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Items	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$407,512	$—	$—	$407,512
Commercial paper	—	119,285	—	119,285
Corporate bonds	—	47,959	—	47,959
U.S. Treasury securities	19,997	—	—	19,997
Other investments	—	—	3,000	3,000
Total assets	$427,509	$167,244	$3,000	$597,753
Liabilities:
Private Placement Warrants	$—	$—	$93,328	$93,328
Total liabilities	$—	$—	$93,328	$93,328

The Company has determined that the estimated fair value of its corporate bonds and commercial paper are reported as Level 2 financial assets as they are based on model-driven valuations in which all significant inputs are observable, or can be derived from or corroborated by observable market data for substantially the full term of the asset.

Equity securities include investments made via publicly traded securities. The Company has determined that the estimated fair value of its equity securities is reported as Level 1 financial assets as they are based on quoted market prices in active markets for identical assets. During the year ended December 31, 2021, the Company recognized a loss on investments in equity securities of $9.7 million. Additionally, the Company recorded an initial subscription agreement liability of $0.5 million related to this investment and recognized a loss on the subscription agreement liability of $2.4 million, for a total loss of $12.6 million on equity securities. The initial subscription liability was recorded as a Level 3 liability as a result of the discount for lack of marketability. Upon investment, the liability was derecognized and the investment was recorded as a Level 3 investment because the equity securities were not registered for resale and a discount for lack of marketability was still applied. Subsequently, the securities were registered and the investment was transferred from Level 3 to Level 1.

Other investments include investments made via convertible debt instruments totaling $6.8 million. The other investments are reported as a Level 3 financial asset because the methodology used to develop the estimated fair values includes significant unobservable inputs reflecting management’s own assumptions. Assumptions used in determining the fair value of convertible debt

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

instruments include the rights and obligations of the notes the Company holds as well as the probability of a qualified financing event, acquisition, or change in control. During the year ended December 31, 2021, the Company recognized gains on convertible debt instruments of $0.1 million.

The contingent consideration liability is valued using a Monte Carlo simulation in a risk-neutral framework as well as a scenario based approach (both special cases of the income approach), based on key inputs that are not all observable in the market and is classified as a Level 3 liability. The Company assesses the fair value of the contingent consideration liability at each reporting period, with any subsequent changes to the fair value of the liability reflected in the consolidated statement of operations until the liability is settled. During the year ended December 31, 2021, the Company recognized a gain on the fair value of contingent consideration of $0.4 million.

The fair value of the Private Placement Warrants was estimated using the Black-Scholes option pricing model and was classified as a Level 3 financial instrument. The significant assumptions used in the model were the Company’s stock price, exercise price, expected term, volatility, interest rate, and dividend yield. During the year ended December 31, 2021 and 2020, the Company recognized a loss of $56.6 million and a gain of $56.4 million, respectively, on the Private Placement Warrants. The Private Placement Warrants were all exercised as of March 2, 2021.

There was one transfer between Level 3 and Level 1 during the years ended December 31, 2021 and 2020. There were no transfers between levels during the year ended December 31, 2020. The following table presents information about the Company’s movement in Level 3 assets measured at fair value (in thousands):

	Year Ended December 31,
	2021	2020
Balance at beginning of period	$3,000	$—
Additions	23,620	3,000
Changes in fair value	(12,450)	—
Transfers to Level 1	(7,420)	—
Balance at end of period	$6,750	$3,000

The following table presents information about the Company’s movement in Level 3 liabilities measured at fair value (in thousands):

	Year Ended December 31,
	2021	2020
Balance at beginning of period	$93,328	$—
Additions	6,558	149,745
Changes in fair value	58,592	(56,417)
Exercise of private placement warrants	(149,904)	—
Disposals	(2,920)	—
Balance at end of period	$5,654	$93,328

In

7. ACCOUNTS RECEIVABLE

The components of accounts receivable are as follows (in thousands):

	December 31,
	2021	2020
Trade receivables	$47,352	$7,016
Allowance for doubtful accounts	(665)	(500)
Total accounts receivable	$46,687	$6,516

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity in the allowance for doubtful accounts (in thousands):

	Years Ended December 31,
	2021	2020
Balance at beginning of period	$500	$199
Provision for uncollectible accounts, net of recoveries	447	377
Uncollectible accounts written off	(282)	(76)
Balance at end of period	$665	$500

8. INVENTORY

Inventory consists of the following (in thousands):

	December 31,
	2021	2020
Raw materials	$24,887	$—
Work in process	8,875	2,896
Finished goods:
Deferred cost of sales	6,999	—
Manufactured finished goods	24,638	6,812
Total finished goods	31,637	6,812
Total inventory	$65,399	$9,708

9. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consists of the following (in thousands):

	December 31,
	2021	2020
Prepaid operating expenses	$11,961	$68
Prepaid taxes	1,981	—
Prepaid dues and subscriptions	1,889	189
Prepaid insurance	492	121
Government grants receivable	226	—
Prepaid rent	178	118
Other	1,481	480
Total prepaid expenses and other current assets	$18,208	$976

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following (in thousands):

	December 31,
	2021	2020
Equipment	$42,892	$13,708
Land and buildings	17,214	—
Automobiles	905	—
Furniture and fixtures	1,844	895
Computer equipment	1,725	1,089
Tooling	2,000	1,805
Software	2,346	1,249
Leasehold improvements	15,263	13,870
Construction in process	4,185	879
Property and equipment, gross	88,374	33,495
Less: accumulated depreciation	(29,664)	(21,335)
Total property and equipment, net	$58,710	$12,160

Depreciation and amortization expense was $8.5 million and $7.6 million for the years ended December 31, 2021 and 2020, respectively.

11. GOODWILL & INTANGIBLE ASSETS

The carrying amount of goodwill at December 31, 2021 and 2020 was $639.3 million and $2.3 million, respectively, and has been recorded in connection with the Company’s acquisitions. The goodwill activity is as follows (in thousands):

Goodwill
Balance at December 31, 2019	$2,252
Balance at December 31, 2020	$2,252
Acquisition of EnvisionTEC	195,688
Acquisition of Adaptive3D	35,113
Acquisition of Aerosint	14,581
Acquisition of Dental Arts Labs	8,839
Acquisition of A.I.D.R.O.	3,515
Acquisition of Brewer Dental	2,463
Acquisition of May Dental	6,782
Acquisition of ExOne	374,636
Foreign currency translation adjustment	(4,568)
Balance at December 31, 2021	$639,301

The Company has no accumulated impairment losses on goodwill.

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the major categories of intangible assets and the weighted-average remaining useful lives for those assets that are not already fully amortized (in thousands):

		December 31, 2021			December 31, 2020
	Weighted Average	Gross		Net	Gross		Net
	Remaining Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Lives (in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired technology	9.2	$198,631	$11,421	$187,210	$10,193	$1,091	$9,102
Trade name	10.8	12,475	684	11,791	—	—	—
Customer relationships	10.8	69,127	6,296	62,831	—	—	—
Capitalized software	1.5	518	366	152	1,127	815	312
Total intangible assets		$280,751	$18,767	$261,984	$11,320	$1,906	$9,414

The Company recognized $17.5 million and $0.9 million of amortization expense for years ended December 31, 2021 and 2020, respectively, as follows (in thousands):

	Statement of	Amortization	Amortization
	Operations	Expense	Expense
Category	Line Item	December 31, 2021	December 31, 2020
Acquired technology	Cost of Sales	$8,569	$114
Acquired technology	Research and Development	1,761	646
Trade name	General and Administrative	685	—
Customer relationships	Sales and Marketing	6,339	—
Capitalized software	Research and Development	161	128
		$17,515	$888

The Company expects to recognize the following amortization expense (in thousands):

Amortization
2022	$39,307
2023	42,206
2024	42,263
2025	39,747
2026	29,854
2027 and after	68,607
Total intangible amortization	$261,984

12. OTHER NONCURRENT ASSETS

The following table summarizes the Company’s components of other noncurrent assets (in thousands):

	December 31,
	2021	2020
Right of use asset	17,794	1,810
Long-term deposits	390	69
Other investments	6,750	3,000
Other	546	—
Total other noncurrent assets	$25,480	$4,879

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the Company’s components of accrued expenses and other current liabilities (in thousands):

	December 31,
	2021	2020
Compensation and benefits related	$17,124	$2,068
Professional services	2,659	2,508
Warranty reserve	4,048	1,553
Franchise and royalty fees	2,035	159
Current portion of contingent consideration	1,471	—
Inventory purchases	1,072	86
Commissions	849	—
Income tax payable	233	—
Sales and use and franchise taxes	274	586
Other	4,064	605
Total accrued expenses and other current liabilities	$33,829	$7,565

As of December 31, 2021, and December 31, 2020, the Company has recorded $4.0 million and $1.6 million, respectively, of warranty reserve within accrued expenses and other current liabilities in the consolidated balance sheets. Warranty reserve consisted of the following (in thousands):

	Years Ended December 31,
	2021	2020
Warranty reserve, at the beginning of the period	$1,553	$1,491
Warranty reserve assumed in acquisition	1,389	—
Additions to warranty reserve	2,576	346
Claims fulfilled	(1,470)	(284)
Warranty reserve, at the end of the period	$4,048	$1,553

14. DEBT

Term Loan—In June 2018, the Company entered into a $20 million term loan for 36 months. The loan provided $10 million immediately funded with the additional $10 million available to be drawn in up to three draws of not less than $2 million for 12 months from close of the facility. The loan was interest-only for the full 36 months with the principal due at maturity in June 2021. The outstanding loan was paid in full in June 2021.

PPP Loans— In connection with the acquisition of EnvisionTEC, the Company acquired $1.2 million in Paycheck Protection Program (the “PPP”) loans. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act, provided for loans to qualifying businesses. Under the terms of the CARES Act, PPP loan recipients could apply for forgiveness for all or a portion of the loan which is dependent upon the Company having initially qualified for the loan. Furthermore, the loan was subject to forgiveness to the extent loan proceeds are used for payroll costs, certain rents, utilities, and mortgage interest expense. The PPP loan had a maturity date of April 3, 2022 and an interest rate of 1%. On May 14, 2021, the outstanding loan balances were forgiven and the restricted cash that was held back from the initial purchase price in the event the loan was not forgiven was released to the seller. There is no outstanding PPP loan balance for EnvisionTEC as of December 31, 2021.

Bank Debt—In connection with the acquisition of A.I.D.R.O., the Company acquired three loans (“Bank Loans”) totaling $1.1 million in aggregate. The Bank Loans have term of 4.5 years and mature from September 2024 through September 2025, with interest rates ranging from 1.70% to 2.10%. Payments of principal and interest are made quarterly. During the year ended

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, the Company paid $0.2 million and $0.9 million remains outstanding. $0.34 million of the outstanding debt is recorded within current portion of long-term debt, net of deferred financing costs, and $0.5 million is recorded within long-term debt, net of current portion, in the consolidated balance sheets.

Equipment Financing Agreement—In connection with the acquisition of Dental Arts Labs, the Company acquired a thirteen-month equipment financing agreement (“Financing Agreement”) in the amount of $0.5 million. The Financing Agreement provided for an advance payment of $0.5 million to secure equipment for the Company. Payments are made monthly under the Financing Agreement upon acceptance, which had not yet occurred as of December 31, 2021. Subsequent to December 31, 2021, The Company executed a delivery and acceptance certificate which commences payment. The financing agreement balance of $0.5 million is recorded in current portion of long-term debt, net of deferred financing costs, in the consolidated balance sheets. The Financing Agreement will mature in June 2023.

Deferred Financing Costs—In connection with the term loan borrowing, the Company incurred $0.1 million of expenses, which have been recorded as deferred financing costs. The Company amortizes these costs over the life of the borrowing. During the years ended December 31, 2021 and 2020, the Company recorded immaterial interest expense related to the amortization of the financing costs. As of December 31, 2021, there is no remaining unamortized balance of deferred financing costs. As of December 31, 2020, the remaining unamortized balance of deferred financing costs is immaterial and is included as a component of current portion of long-term debt, net of deferred financing costs, in the consolidated balance sheets.

15. OTHER NONCURRENT LIABILITIES

The following table summarizes the Company’s components of other noncurrent liabilities (in thousands):

	December 31,
	2021	2020
Taxes payable	$1,034	$—
Acquisition consideration	1,750	—
Other	386	—
Total other noncurrent liabilities	$3,170	$—

16. LEASES

Lessee

At December 31, 2021, the Company recorded $17.8 million as a right of use asset and $17.8 million as an operating lease liability. At December 31, 2020, the Company recorded $1.8 million as a right of use asset and $3.0 million as an operating lease liability. The Company assesses its right of use asset and other lease-related assets for impairment. There were no impairments recorded related to these assets during the years ended December 31, 2021 and 2020.

As a result of acquisitions, the Company acquired operating, finance, and short-term leases for corporate offices, manufacturing, warehousing, laboratory and research and development facilities, and company vehicles. The acquired leases increased the Company’s right of use asset by $12.3 million and have various terms extending through 2031.

The Company reviews all supplier, vendor, and service provider contracts to determine whether any service arrangements contain a lease component. The Company identified two service agreements that contain an embedded lease. The agreements do not contain fixed or minimum payments, and the variable lease expense was immaterial during the years ended December 31, 2021 and 2020.

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information about other lease-related balances is as follows (in thousands):

	Years Ended December 31,
	2021	2020
Lease cost
Operating lease cost	$2,572	$746
Finance lease cost	6	—
Short‑term lease cost	129	—
Variable lease cost	178	40
Total lease cost	$2,885	$786
Other Information
Operating cash flows used in operating leases	$2,862	$1,073
Operating cash flows used in finance leases	8	—
Weighted‑average remaining lease term—operating leases (years)	5.1	3.2
Weighted‑average remaining lease term—finance leases (years)	7.6	—
Weighted‑average discount rate—operating leases	4.3	7.6%
Weighted‑average discount rate—finance leases	1.5%	—

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

Future minimum lease payments under noncancelable operating leases at December 31, 2021, are as follows (in thousands):

	Operating Leases	Finance Leases
2022	$6,109	$86
2023	4,005	86
2024	2,507	82
2025	1,944	81
2026	1,707	81
2026 and after	3,556	411
Total lease payments	19,828	827
Less amount representing interest	(1,994)	(57)
Total lease liability	17,834	770
Less current portion of lease liability	(5,446)	(81)
Lease liability, net of current portion	$12,388	$689

As of December 31, 2021, the Company does not have material operating leases that have not commenced.

Lessor

The Company leases machinery and equipment to customers (principally 3D printing machines and related equipment) under lease arrangements classified as either operating leases or sales-type leases. At December 31, 2021, the Company estimated that the total fair market value approximated the related net book value of the machinery and equipment held under the Company’s operating lease arrangements. The Company’s net investment in sales-type lease arrangements at December 31, 2021 is immaterial and is recorded in prepaid expense and other current assets in the consolidated balance sheets. There was no net investment in sales-type lease arrangements at December 31, 2020.

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized the following components under operating and sales-type lease arrangements in the accompanying consolidated statements of operations and comprehensive loss for the periods indicated:

	For the years ended December 31,
	2021		2020
	Operating	Sales-type	Operating	Sales-type
Revenue	$67	261	$—	—
Interest Income (1)	—	3	—	—

(1) Interest income related to sales-type leases is recorded as a component of revenue in the consolidated statements of operations and comprehensive loss for each of the periods presented.

The Company’s net investment in sales-type leases consisted of the following:

	2021	2020
Future minimum lease payments receivable	$1,235	$—
Less: Allowance for doubtful accounts	(506)	—
Net future minimum lease payments receivable	729	—
Less: Unearned interest income	(38)	—
Net investment in sales-type leases	$691	$—

The Company did not record any provisions for bad debt related to lessees during the years ended December 31, 2021 or 2020.

Future minimum lease receipts of non-cancellable operating and sales-type lease arrangements as of December 31, 2021 were as follows:

	Operating	Sales-type
2022	$264	$687
2023	37	458
2024	9	45
2025	—	45
2026	—	—
Thereafter	—	—
Total minimum lease payments	$310	$1,235
Less: Allowance for doubtful accounts		(506)
Less: Present value discount		(38)
Future minimum lease payments receivable		$691

17. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company may face legal claims or actions in the normal course of business. At each reporting date, the Company evaluates whether a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred the costs related to its legal proceedings. While the outcome of these claims cannot be predicted with certainty, management does not believe the outcome of any current legal proceedings will have a material adverse impact on the Company’s consolidated financial statements.

Between September 2021 and the closing of the ExOne Merger on November 12, 2021, twelve putative class action complaints were filed by purported ExOne shareholders against ExOne and the former ExOne Board of Directors alleging violations of federal securities laws in connection with the S-4 filed by ExOne for the ExOne Merger. All have been dismissed.

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 8, 2021, another purported stockholder, Leo Lissoq Goldstein, filed a Section 220 complaint in Delaware Chancery Court against ExOne (Goldstein v. The ExOne Company, Case No. 2021-0958-KSJM). Mr. Goldstein seeks to discover certain books and records of the company related to the ExOne Merger purportedly in order to investigate, among other things, the events leading up to and the disclosures made in connection with the ExOne Merger. Mr. Goldstein has also moved to intervene and stay the Campanella action, discussed below, until his Section 220 action is complete.

On November 22, 2021, purported stockholder Pietro Campanella filed a class action lawsuit against ExOne, Desktop Metal, Inc., and former ExOne directors and officers alleging breach of fiduciary duties and aiding and abetting breach of fiduciary duties in connection with the ExOne Merger (Campanella v. The ExOne Company et al., Case No. 2021-1013, Case No. 2021-1013-LWW). In particular, Mr. Campanella alleges that ExOne’s proxy statement and supplemental disclosures did not adequately disclose information related to a whistleblower investigation at one of Desktop Metal’s subsidiaries, EnvisionTEC, and the resignation of EnvisionTEC’s CEO.

On December 21, 2021, January 14, 2022, February 2, 2022 and February 22, 2022, four alleged shareholders of Desktop Metal stock filed purported securities class action complaints in the United States District Court for the District of Massachusetts. (Luongo v. Desktop Metal, D. Mass., Case No. 1:21-cv-12099-IT; Hathaway v. Desktop Metal, D. Mass., Case No. 1:22-cv-10059-IT; Guzman-Martinez v. Desktop Metal, D. Mass, Case No. 1:22-cv-10173, Xie v. Desktop Metal, Case No. 1:22-cv-10297-IT). Each complaint alleges that Desktop Metal and certain of its officers and directors violated Sections 10(b) and 20(a) of the Securities and Exchange Act by making false or misleading statements regarding EnvisionTEC’s manufacturing and product compliance practices and procedures. On February 4, 2022, the court issued an order consolidating the first three District of Massachusetts securities class actions.

The Company believes that these complaints are all without merit and intends to defend against them vigorously.

Whistleblower Complaint

On November 4, 2021, the Audit Committee of the Board of Directors engaged a third party to conduct an independent internal investigation as a result of a whistleblower complaint relating to manufacturing and product compliance practices at its EnvisionTEC US LLC facility in Dearborn, Michigan. In response, and to address the issues identified in the investigation, the Company implemented changes in the management of the Dearborn facility and improvements in manufacturing and compliance policies and procedures for the applicable products. Following notification to the FDA, the Company also initiated voluntary recalls of certain shipments of Flexcera resins and the PCA4000 curing box. The investigation is now closed, and the matters subject to the investigation and the Company’s responsive actions did not have, and are not anticipated to have, a material impact on the Company’s financial statements or its business.

Commitments

The Company has entered into legally binding agreements with certain suppliers to purchase materials used in the manufacturing of the Company’s products. As of December 31, 2021, the Company had outstanding purchase orders with contract manufacturers in the amount of $78.9 million which are not included in the consolidated balance sheets.

The Company has also entered into licensing and royalty agreements with certain manufacturing and software companies and universities related to the use of patented technology. Under the terms of each agreement, the Company has made initial, one-time payments of $0.3 million and is obligated to pay a set percentage, ranging from 1.0% - 13.0%, of all consideration received by the Company for sales of related products and services, until the agreements are terminated at various dates through 2037. The Company’s aggregate minimum annual commitment under these contracts is $0.7 million.

As a result of the acquisition of ExOne, the Company assumed short-term financial guarantees and letters of credit. Within the Company’s normal course of operations, it issues these short-term financial guarantees and letters of credit through a credit facility with a German bank to third parties in connection with certain commercial transactions requiring security. The credit facility provides a capacity amount of $4.0 million for the issuance of financial guarantees and letters of credit for commercial transactions requiring

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

security. The credit facility does not require cash collateral for the issuance of financial guarantees and letters of credit for commercial transactions requiring security for amounts up to $1.1 million. Amounts in excess of $1.1 million require cash collateral under the credit facility.

At December 31, 2021, total outstanding financial guarantees and letters of credit issued by the Company under the credit facility were $2.7 million, of which $0.5 million have expiration dates ranging from March 2022 to March 2023, and the remaining $2.2 million with no expiration date. At December 31, 2021, cash collateral of $1.5 million was required for financial guarantees and letters of credit issued under the credit facility, and is included in current portion of restricted cash in the consolidated balance sheets.

18. INCOME TAXES

During the years ended December 31, 2021 and 2020, the Company recorded $29.7 million and $0.9 million of income tax benefit, which was primarily driven by a partial release of the valuation allowance related to the deferred tax liabilities acquired on various acquisitions during 2021. For financial reporting purposes, loss before provision for income taxes, includes the following components (in thousands):

	Years Ended December 31,
	2021	2020
Domestic	$(252,343)	$(34,285)
Foreign	(17,659)	(670)
Loss before income taxes	$(270,002)	$(34,955)

The provision (benefit) for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2021	2020
Current:
Federal	$(33)	—
State	20	—
Total Current	(13)	—
Deferred:
Federal	(23,378)	(670)
State	(5,494)	(270)
Foreign	(783)	—
Total Deferred	(29,655)	(940)
Benefit for income taxes	$(29,668)	$(940)

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company’s effective income tax rate for the years ended December 31, 2021 and 2020 is as follows:

	Years Ended December 31,
	2021	2020
Effective income tax rate:
Expected income tax benefit at the federal statutory rate	21%	21%
State taxes	(2)%	6%
Change in valuation allowance	(4)%	(68)%
Research and development credit carryover	(1)%	2%
Stock-based compensation expense	3%	—%
Warrant Expense	(5)%	—%
Permanent differences	—%	42%
Other	(1)%	—%
Effective income tax rate	11%	3%

As of December 31, 2021, and 2020, deferred tax assets and liabilities consist of the following (in thousands):

	Years Ended December 31,
	2021	2020
Deferred tax assets:
Federal and state net operating carryforwards	$148,946	$77,463
Research and development and other credits	10,977	13,555
Start-up costs	12,904	15,717
Stock-based compensation	4,242	2,257
Reserves and accruals	1,452	15
Deferred lease liability	4,856	872
Depreciation	3	1,503
Divisional foreign entity deferred	2,137	—
Other deferred tax assets	6,457	2,257
Total gross deferred tax asset	191,974	113,639
Valuation allowance	(127,150)	(111,494)
Net deferred tax asset	64,824	2,145
Deferred tax liabilities:
Right‑of‑use asset	(4,692)	(522)
Intangible assets	(68,504)	(1,623)
Depreciation	(1,527)	—
Other	(796)	—
Total deferred tax liabilities	(75,519)	(2,145)
Net deferred tax liability	$(10,695)	$—

Realization of deferred tax assets is dependent upon the generation of future taxable income. As required by ASC 740 Income Taxes, the Company evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets as of December 31, 2021. As a result of the fact that the Company has incurred tax losses from inception, the Company has determined that it was more likely than not that the Company would not realize the benefits of federal and state net deferred tax assets.

As a result of recent acquisitions, the Company recorded U.S. deferred tax liabilities in purchase accounting related to non-tax-deductible intangible assets recognized in the financial statements. The acquired deferred tax liabilities are a source of income to support recognition of the Company’s existing deferred tax assets. Pursuant to ASC 805, the impact on a Company’s existing deferred tax assets and liabilities caused by an acquisition should be recorded in the financial statements outside of acquisition accounting.

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accordingly, the Company recorded an income tax benefit of $29.6 million for the decrease in the valuation allowance as a result of such purchase accounting considerations. The Company maintains a valuation allowance on other U.S. deferred tax assets; and on non-U.S. deferred tax assets in certain jurisdictions.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2021 and 2020 were as follows (in thousands):

	Years Ended December 31,
	2021	2020
Valuation allowance at beginning of the year	$111,494	$87,370
Increases recorded to income tax provision	45,139	25,058
Decreases recorded as a benefit to income tax provision	(29,483)	(934)
Valuation allowance at end of year	$127,150	$111,494

As of December 31, 2021, and 2020, the Company had federal net operating loss carryforwards of $592.5 million and $273.8 million, respectively, which may be available to reduce future taxable income. The $98.6 million of carryforwards generated in 2017 and prior expire at various dates through 2037. The $493.9 million in carryforwards generated from 2018 forward do not expire. As of December 31, 2021, and 2020, the Company had State net operating loss carryforwards of $190.5 million and $243.2 million, respectively, which may be available to reduce future taxable income. These carryforwards expire at various dates through 2041. In addition, the Company had federal and state research and development tax credit carryforwards of $10.9 million available to reduce future tax liabilities, which will expire at various dates through 2041.

The Company has foreign net operating loss carryforwards available to reduce taxable income in Germany, Japan, Belgium, Italy and the United Kingdom. As of December 31, 2021, the Company had total foreign net operating loss carryforwards of $32.6 million. In Germany, the Company has $30.0 million of net operating loss carryforwards, which have an unlimited carryforward period and do not expire. In Japan, the Company has $1.5 million of net operating loss carryforwards, which have a ten-year carryforward period and will expire at various dates through 2031. The Company has smaller loss carryforwards in Belgium, Italy and the United Kingdom.

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

The Company operates within multiple tax jurisdictions and could be subject to audit in those jurisdictions. Such audits can involve complex income tax issues, which may require an extended period of time to resolve and may cover multiple years. In management’s opinion, adequate provisions for income taxes have been made for all years subject to audit.

In the U.S., the Company files income tax returns in the U.S. federal tax jurisdiction and various states. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years after 2017; and for 2017 and earlier years to the extent of the losses carried forward from such earlier years. The

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company is currently not under examination by the Internal Revenue Service or any other jurisdiction for any tax years. The Company remains subject to non-U.S. income tax examinations in various jurisdictions for tax years 2016 through 2021.

As of December 31, 2021, the Company has a liability of $1.0 million for uncertain tax positions acquired in various acquisitions during 2021. None of these positions are expected to reverse within twelve months. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. At December 31, 2021, the Company had a balance in accrued interest and penalties related to uncertain tax positions of $0.2 million. A reconciliation of the beginning and ending amount of unrecognized tax liabilities as of December 31, 2021 and 2020 is as follows (in thousands):

	Years Ended December 31,
	2021	2020
Unrecognized tax liability, beginning of year	$—	$—
Unrecognized tax liability acquired through purchase accounting	1,005	—
Gross decreases - foreign exchange translation adjustments	(8)	—
Unrecognized tax liability, end of year	$997	$—

The Company intends to permanently reinvest all earnings of its international subsidiaries in order to support the current and future capital needs of their operations in the foreign jurisdictions.

19. STOCKHOLDERS’ EQUITY

As of December 31, 2021, the Company’s authorized shares consisted of 500,000,000 shares of Class A Common Stock, $0.0001 par value (the “Common Stock”) and 50,000,000 shares of Preferred Stock, $0.0001 par value (the “Preferred Stock”).

During 2015, the Company issued 34,010,977 shares of Common Stock to the initial founders and certain employees of the Company at a purchase price of $0.0001 per share. These shares are fully vested.

Common Stock Warrants

In May 2017, the Company entered into a strategic collaboration agreement with an investor allowing the investor’s resellers to sell and distribute the Company’s products. In consideration for this agreement, the Company agreed to issue warrants to purchase up to 2,442,440 shares of Common Stock. The investor was eligible to receive a warrant to purchase one share of Common Stock for every $35.00 in revenue generated by the Company from the investor’s resellers. Each warrant was issued at an exercise price equal to $3.34 per share (subject to appropriate adjustment in the event of a stock dividend, stock split, combination, or other similar recapitalization) and was set to expire on December 31, 2027. The Company issued 122,073 warrants in 2020 and recorded $0.2 million of expense related to the fair value of the warrants in 2020, calculated using the Black-Scholes warrant-pricing model with the following assumptions:

	Year Ended December 31,
	2020
Risk‑free interest rate		2.0%
Expected volatility		52.5%
Expected life (in years)		8.0 – 8.8
Expected dividend yield		—
Fair value of Common Stock		$3.34

756,498 warrants were converted to 447,938 shares of Common Stock through a cashless exercise in connection with the Business Combination.

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2020, the Company issued a warrant to purchase up to 366,366 shares of common stock, par value $0.0001, in exchange for technical research and development advisor services. Each warrant was issued at an exercise price of $3.34 per share (subject to appropriate adjustment in the event of a stock dividend, stock split, combination, or other similar recapitalization) and was set to expire on August 22, 2027. The Company recorded $1.7 million of expense related to the fair value of the warrants in 2020, calculated using the Black-Scholes warrant-pricing model with the following assumptions:

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

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s Private Placement Warrants were classified as liabilities, and were measured at fair value through earnings. During the year ended December 31, 2021 and 2020, the Company recorded a $56.6 million loss and $56.4 million gain, respectively, related to the change in fair value of the Private Placement Warrants, which were remeasured through the date of each exercise, calculated using the Black-Scholes warrant pricing model with the following assumptions:

	Years Ended December 31,
	2021	2020
Risk‑free interest rate	0.4% – 0.6%	0.4%
Expected volatility	55.0%	50.0%
Expected life (in years)	4.8	4.9
Expected dividend yield	—	—
Fair value of Common Stock	$19.82 – 30.49	$17.20
Exercise price	$11.50	$11.50

All of the Private Placement Warrants were exercised on a cashless basis prior to March 2, 2021, and an aggregate of 5,850,346 shares of the Company’s Common Stock were issued in connection with these exercises. Effective March 2, 2021, all Private Placement Warrants were exercised.

Legacy Desktop Metal Convertible Preferred Stock

In connection with the Business Combination, Legacy Desktop Metal’s Convertible Preferred Stock (“Legacy Convertible Preferred Stock”) previously classified as mezzanine was retroactively adjusted, converted into Common Stock, and reclassified to permanent equity as a result of the reverse recapitalization. As of December 31, 2020, there was no Legacy Convertible Preferred Stock authorized, issued or outstanding. The following table summarizes details of Legacy Convertible Preferred Stock authorized, issued and outstanding immediately prior to the Business Combination ($ in thousands):

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

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

20. STOCK BASED COMPENSATION

In 2015, the Board of Directors approved the adoption of the 2015 stock incentive plan (the “2015 Plan”). The 2015 Plan allowed for the award of incentive and nonqualified stock options, restricted stock, and other stock-based awards to employees, officers, directors, consultants, and advisers of the Company. Awards could be made under the 2015 Plan for up to 26,283,789 shares of Common Stock. Option awards expire 10 years from the grant date and generally vest over four years; however, vesting conditions can vary at the discretion of our Board of Directors.

As part of the acquisition of Make Composites, Inc. (“Make”) in 2019, the Company assumed the 2018 equity incentive plan of Make (the “Make Plan”). The Make Plan allows for the award of incentive and nonqualified stock options and warrants for those

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The 2020 Plan allows for the award of incentive and nonqualified stock options, restricted stock, and other stock-based awards to employees, officers, directors, consultants, and advisers of the Company. The number of shares of common stock initially available for issuance under the 2020 Plan was 12,400,813 shares of common stock plus the number of shares subject to awards outstanding under the 2015 Plan that expire, lapse, terminate, or are exchanged for cash, surrendered, repurchased, or canceled without having been fully exercised or forfeited. In addition, the number of shares of common stock available for issuance under the 2020 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2030 equal to the lesser of (i) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the Board of Directors. On January 1, 2021, 11,337,837 shares were added as available for issuance to the 2020 Plan.

Stock Options

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

During the year ended December 31, 2021, the Company did not grant any options to purchase shares of Common Stock to employees. During the year ended December 31, 2020, the Company granted options to purchase 8,450,799 shares of Common Stock to employees with a fair value of $29.8 million, calculated using the Black-Scholes option-pricing model with the following assumptions:

Year Ended
December 31, 2020
Risk‑free interest rate	0.3% – 1.7%
Expected volatility	52.7% – 54.2%
Expected life (in years)	5.9 – 6.3
Expected dividend yield	—
Fair value of Common Stock	$1.40 – 7.98

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2021, the Company did not grant any options to purchase shares of Common Stock to non-employees. During the year ended December 31, 2020, the Company granted options to purchase 12,212 shares of Common Stock to non-employees with a fair value of $0.1 million, calculated using the Black-Scholes option-pricing model with the following assumptions:

Year Ended
December 31, 2020
Risk‑free interest rate	0.6% – 0.8%
Expected volatility	54.3% – 54.8%
Expected life (in years)	9.4 – 10.0
Expected dividend yield	—
Fair value of Common Stock	$1.40 – 7.98

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

Performance-Based Stock Options (included above)

During the year ended December 31, 2020, 560,256 performance-based stock options were granted to key employees of the Company. These awards vest upon the achievement of certain performance milestones by the Company and prescribed service milestones by the employee. During the year ended December 31, 2021, no performance-based stock options vested and 83,958 performance-based stock options were forfeited during the year ended December 31, 2021 due to employee termination, resulting in the service period not being met. As of December 31, 2021, 476,298 performance-based stock options remain outstanding.

Assumed Stock Options

In connection with the acquisition of ExOne, the Company assumed 86,020 unvested stock options which are considered post-combination expense and were valued using the Black-Scholes option-pricing model with the following assumptions:

Risk‑free interest rate	0.5% – 0.8%
Expected volatility	57.2% – 59.4%
Expected life (in years)	1.0 – 2.8
Expected dividend yield	—
Fair value of Common Stock	$8.61

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

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The option activity of the Plans for the year ended December 31, 2021, is as follows (shares in thousands):

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic Value
	Shares	per Share	(in years)	(in thousands)
Outstanding at January 1, 2021	19,553	$1.53	7.75	$306,408
Granted	86	$4.47
Exercised	(5,732)	$1.12
Forfeited/expired	(658)	$1.46
Outstanding at December 31, 2021	13,249	$1.73	7.23	$42,775
Options vested at December 31, 2021	8,328	$1.85	6.53	$25,852
Options vested or expected to vest at December 31, 2021	12,704	$1.74	7.18	$40,852

The weighted-average grant-date fair value for options granted during 2021 and 2020 was approximately $5.24 and $3.52, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2021 and 2020, was $57.2 million and $1.8 million, respectively.

On September 28, 2020 the Company modified the vesting conditions for certain awards granted to one of our officers such that in the event of a change in control, half of the outstanding unvested options would vest. Upon the Business Combination, the total incremental compensation expense resulting from the modification was approximately $1.8 million.

The total stock-based compensation expense related to stock options during the years ended December 31, 2021 and 2020 was $6.9 million and $6.8 million respectively. Total unrecognized stock-based compensation expense related to unvested stock options at December 31, 2021 aggregated $8.1 million and is expected to be recognized over a weighted-average period of 2.4 years.

Restricted Stock Awards

In connection with acquisitions, the Company has granted RSAs that are considered post-combination expense and accounted for as stock-based compensation as the shares vest.

The activity for stock subject to vesting under the Plans for the year ended December 31, 2021 is as follows (shares in thousands):

	Shares Subject	Weighted-Average
	to Vesting	Grant Date Fair Value
Balance of unvested shares as of January 1, 2021	280	$ 4.08
Issuance of additional shares	476	$ 8.78
Vested	(492)	$ 6.64
Balance of unvested shares as of December 31, 2021	264	$ 7.79

The total stock-based compensation expense related to RSAs during the years ended December 31, 2021 and 2020 was $3.1 million and $0.6 million, respectively. As of December 31, 2021, the total unrecognized stock-based compensation expense related to unvested RSAs aggregated $1.8 million, and is expected to be recognized over a weighted-average period of 1.8 years.

Restricted Stock Units

RSUs awarded to employees and non-employees generally vest over four years from the anniversary date of the grant, with 1-year cliff vesting and quarterly vesting thereafter, provided service with the Company is not terminated. The fair value of RSUs is equal to the estimated fair market value of the Company’s Common Stock on the date of grant.

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RSU activity under the 2020 Plan for the year ended December 31, 2021 is as follows (shares in thousands):

	Shares Subject	Weighted-Average
	to Vesting	Grant Date Fair Value
Balance of unvested shares as of January 1, 2021	683	$ 8.02
Granted	19,046	$ 7.12
Vested	(651)	$ 11.29
Cancelled/Forfeited	(2,683)	$ 3.12
Balance of unvested shares as of December 31, 2021	16,395	$ 7.54

The total stock-based compensation expense related to RSUs during the years ended December 31, 2021 and 2020 was $18.8 million and $0.6 million, respectively. Total unrecognized compensation costs related to unvested RSUs at December 31, 2021 was approximately $103.5 million and is expected to be recognized over a weighted-average period of 3.5 years.

Restricted stock units include awards that vest subject to certain performance and market-based criteria.

Performance-Based Restricted Stock Units (included above)

During the year ended December 31, 2021, 670,000 performance-based RSUs were granted to key employees of the Company. These awards vest upon the achievement of certain performance milestones by the Company and prescribed service milestones by the employee. No performance-based RSUs vested during the year ended December 31, 2021. 120,000 awards were forfeited during the year ended December 31, 2021 due to performance milestones not being achieved. As of December 31, 2021, 550,000 performance-based RSUs remain outstanding.

During the year ended December 31, 2020, 124,300 performance-based RSUs were granted to a key employee of the Company. This award vests upon the achievement of certain performance milestones by the Company and prescribed service milestones by the employee. None of these performance-based RSUs vested during the year ended December 31, 2021. As of December 31, 2021, 124,300 performance based RSUs remain outstanding.

Market-Based Restricted Stock Units (included above)

In October 2021 the Compensation Committee of the Company’s Board of Directors awarded certain executive officers a total of up to 9,070,269 market-based restricted share units. These restricted stock units will vest and result in the issuance of shares of Common Stock based on continuing employment and the achievement of certain market conditions set by the Company.

The Company used a Monte Carlo simulation model to estimate the grant-date fair value of the restricted stock units granted in October 2021. The fair value is recorded as stock compensation expense in the consolidated statements of operations over the period from the date of grant to October 2026 regardless of the actual outcome achieved.

The table below sets forth the assumptions used to value the market-based awards and the estimated grant-date fair value:

October 2021
Awards
Risk-free interest rate	1.3%
Expected dividend yield	—%
Remaining performance period (in years)	7.0
Expected volatility	55.0%
Estimated grant date fair value (per share)	$0.98 – 4.95
Target performance (number of shares)	9,070,269

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2021, one of the executive officers resigned from the Company, forfeiting his market-based award. As the service condition was not met prior to his resignation, no stock-based compensation expense was recorded for this award. As of December 31, 2021, 6,802,702 market-based restricted share units remain outstanding.

Liability-Classified Share-Based Arrangement

During the year ended December 31, 2021, the Compensation Committee of the Company’s Board of Directors provided performance goals and achievement criteria to certain key employees. If these performance criteria are met, the Company has committed to issue RSU grants with a target fair value of $8.5 million on the future grant date. The awards will vest upon prescribed service milestones of the employee subsequent to the achievement of the specified performance criteria. As of December 31, 2021, there is no fair value associated with these awards as the achievement of the performance criteria has not yet been deemed probable. The liability-classified awards have been excluded from the potentially dilutive securities table.

Stock-Based Compensation Expense

Total stock-based compensation expense related to all of the Company’s stock-based awards granted is reported in the consolidated statements of operations as follows (in thousands):

	Years Ended December 31,
	2021	2020
Research and development	$11,446	$3,276
General and administrative expense	10,939	3,464
Sales and marketing expense	4,593	894
Cost of sales	1,800	372
Total stock-based compensation expenses	$28,778	$8,006

There were 9,693,395 shares available for award under the 2020 Plan at December 31, 2021.

21. RELATED PARTY TRANSACTIONS

As a result of the acquisition of EnvisionTEC, the Company entered into certain agreements with entities affiliated with Mr. El Siblani, who served as a director and executive officer of the Company until his resignation November 5, 2021.

The Company is the lessee in a lease agreement with ATMRE, LLC, a leasing company, in which Mr. El Siblani is the sole member, for the Dearborn, Michigan facility utilized by EnvisionTEC. This lease extends through December 31, 2023. As of December 31, 2021, the Company recorded $0.3 million of right of use asset and $0.4 million of lease liability. During the year ended December 31, 2021, the Company paid $0.2 million of lease expense to AMTRE, LLC. The Company’s annual commitment to AMTRE, LLC is $0.2 million.

The Company is the lessee in a lease agreement with JES Besitzgesellschaft GmbH, a leasing company that is controlled by members of the immediate family of Mr. El Siblani, for facilities located in Gladbeck, Germany utilized by EnvisionTEC. This lease extends through December 31, 2022. As of December 31, 2021, the Company recorded $0.1 million of right of use asset and lease liability. During the year ended December 31, 2021, the Company paid $0.1 million of lease expense to JES Besitzgesellschaft GmbH. The Company’s annual commitment to JES Besitzgesellschaft GmbH is $0.1 million.

The Company is the lessee in a lease agreement with Sitraco (UK) Limited, a leasing company that is controlled by Mr. El Siblani, for an additional facility located in Gladbeck, Germany utilized by EnvisionTEC. This lease extends through December 31, 2022. As of December 31, 2021, the Company recorded $0.1 million of right of use asset and lease liability. During the year ended December 31, 2021, the Company paid $0.1 million of lease expense to Sitraco (UK) Limited. The Company’s annual commitment to Sitraco (UK) Limited is $0.1 million.

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has a distribution agreement with Sibco Europe Ltd., a distributor based out of the United Kingdom. Mr. El Siblani is Managing Director of and sole shareholder of Sibco Europe Ltd. The Company had immaterial sales to Sibco Europe Ltd. for the year ended December 31, 2021. In addition, Sibco Europe Ltd. provides sales and marketing support for EnvisionTEC GmbH. The Company did not incur any expenses to Sibco Europe Ltd for the year ended December 31, 2021. At December 31, 2021, the Company did not have accounts receivable or accounts payable due to or from Sibco Europe Ltd.

The Company also has an agreement with E3D Technology, a wholly-owned subsidiary of Sibco Europe Ltd., for services including research and development, maintenance, and marketing services. As part of the agreement, the Company also pays a fee for overhead at the facilities where these contracted services are being performed. During the year ended December 31, 2021, the Company paid $0.3 million service expense to E3D Technology.

As a result of the acquisition of Dental Arts Labs, the Company assumed certain lease agreements with a related party for facilities in Peoria, Illinois used for research and development and administrative purposes. These leases extend through July 31, 2029. As of December 31, 2021, the Company recorded $3.6 million of right of use asset and lease liability. During the year ended December 31, 2021, the Company paid lease expense of $0.2 million to the related party. The Company’s annual commitment related to these lease agreements is $0.6 million.

22. SEGMENT INFORMATION

In its operation of the business, management, including the Company’s chief operating decision maker, who is also Chief Executive Officer, reviews the business as one segment. The Company currently ships its product to markets in the Americas, Europe Middle East and Africa (“EMEA”), and Asia Pacific (“APAC”). Disaggregated revenue data for those markets is as follows (in thousands):

Revenue during the year ended December 31, 2021

	Americas	EMEA	APAC	Total
Products	$71,875	$22,404	$11,715	$105,994
Services	4,087	1,693	634	6,414
Total	$75,962	$24,097	$12,349	$112,408

Revenue during the year ended December 31, 2020

	Americas	EMEA	APAC	Total
Products	$5,250	$6,629	$1,839	$13,718
Services	1,415	1,159	178	2,752
Total	$6,665	$7,788	$2,017	$16,470

During the years ended December 31, 2021 and 2020, the Company recognized the following revenue from service contracts and cloud-based software licenses over time, and hardware and consumable product shipments and subscription software at a point in time (in thousands):

	Years Ended
	December 31,
	2021	2020
Revenue recognized at a point in time	$105,994	$13,718
Revenue recognized over time	6,414	2,752
Total	$112,408	$16,470

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s operations are principally in the United States. The locations of long-lived assets, including property, plant and equipment, net and operating lease right-of-use assets, are summarized as follows (in thousands):

	Years Ended December 31,
	2021	2020
Americas	$58,355	$12,160
EMEA	11,289	—
APAC	6,861	—
Total long-lived assets	$76,505	$12,160

23. NET LOSS PER SHARE

The Company computes basic loss per share and the weighted-average number of Common Stock shares outstanding during each period. Diluted earnings per share include shares issuable upon exercise of outstanding stock options and stock-based awards where the conversion of such instruments would be dilutive.

	Years Ended December 31,
(in thousands, except per share amounts)	2021	2020
Numerator for basic and diluted net loss per share:
Net loss	$(240,334)	$(34,015)
Denominator for basic and diluted net loss per share:
Weighted-average shares	260,770	157,906
Net loss per share—Basic and Diluted	$(0.92)	$(0.22)

The Company’s potential dilutive securities, which include outstanding Common Stock options, unvested restricted stock units, unvested restricted stock awards and outstanding Common Stock warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding as of December 31, 2021 and 2020, from the computation of diluted net loss per share attributable to common stockholders because including them would have an anti-dilutive effect (in thousands):

	Years Ended December 31,
	2021	2020
Common Stock options outstanding	13,249	19,553
Unvested restricted stock units outstanding	16,395	683
Unvested restricted stock awards outstanding	264	279
Common Stock warrants outstanding	—	25,010
Unvested Trine Founder Shares, held in escrow	—	1,851
Total shares	29,908	47,376