Form 10-Q
period 2022-03-31
Desktop Metal, Inc.
filed 2022-05-10
CIK 1754820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

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

As of May 6, 2022, there were 313,461,320 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DESKTOP METAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$103,590	$65,017
Current portion of restricted cash	2,166	2,129
Short‑term investments	102,895	204,569
Accounts receivable	36,661	46,687
Inventory	81,876	65,399
Prepaid expenses and other current assets	22,446	18,208
Total current assets	349,634	402,009
Restricted cash, net of current portion	1,112	1,112
Property and equipment, net	58,082	58,710
Goodwill	630,022	639,301
Intangible assets, net	251,000	261,984
Other noncurrent assets	32,143	25,480
Total Assets	$1,321,993	$1,388,596
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$30,431	$31,558
Customer deposits	16,911	14,137
Current portion of lease liability	5,326	5,527
Accrued expenses and other current liabilities	31,615	33,829
Current portion of deferred revenue	19,261	18,189
Current portion of long‑term debt, net of deferred financing costs	731	825
Total current liabilities	104,275	104,065
Long-term debt, net of current portion	523	548
Warrant liability	—	—
Contingent consideration, net of current portion	2,596	4,183
Lease liability, net of current portion	19,856	13,077
Deferred revenue, net of current portion	4,047	4,508
Deferred tax liability	9,506	10,695
Other noncurrent liabilities	3,165	3,170
Total liabilities	143,968	140,246
Commitments and Contingencies (Note 17)
Stockholders’ Equity
Preferred Stock, $0.0001 par value—authorized, 50,000,000 shares; no shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Common Stock, $0.0001 par value—500,000,000 shares authorized; 312,999,991 and 311,737,858 shares issued at March 31, 2022 and December 31, 2021, respectively, 312,825,572 and 311,473,950 shares outstanding at March 31, 2022 and December 31, 2021, respectively	31	31
Additional paid‑in capital	1,833,998	1,823,344
Accumulated deficit	(638,555)	(568,611)
Accumulated other comprehensive loss	(17,449)	(6,414)
Total Stockholders’ Equity	1,178,025	1,248,350
Total Liabilities and Stockholders’ Equity	$1,321,993	$1,388,596

See notes to condensed consolidated financial statements

DESKTOP METAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2022	2021
Revenues
Products	$39,476	$10,311
Services	4,230	1,002
Total revenues	43,706	11,313
Cost of sales
Products	41,902	10,487
Services	3,132	1,413
Total cost of sales	45,034	11,900
Gross profit/(loss)	(1,328)	(587)
Operating expenses
Research and development	24,605	10,858
Sales and marketing	19,689	5,449
General and administrative	23,857	13,846
Total operating expenses	68,151	30,153
Loss from operations	(69,479)	(30,740)
Change in fair value of warrant liability	—	(56,576)
Interest expense	32	(73)
Interest and other (expense) income, net	(1,753)	361
Loss before income taxes	(71,200)	(87,028)
Income tax benefit	1,256	27,920
Net loss	$(69,944)	$(59,108)
Net loss per share—basic and diluted	$(0.22)	$(0.25)
Weighted average shares outstanding, basic and diluted	312,016,627	238,243,779

See notes to condensed consolidated financial statements.

DESKTOP METAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2022	2021
Net loss	$(69,944)	$(59,108)
Other comprehensive (loss) income, net of taxes:
Unrealized gain (loss) on available-for-sale marketable securities, net	12	1
Foreign currency translation adjustment	(11,047)	(13)
Total comprehensive (loss) income, net of taxes of $0	$(80,979)	$(59,120)

See notes to condensed consolidated financial statements.

DESKTOP METAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share amounts)

	Three Months Ended March 31, 2022
					Accumulated
					Other
	Common Stock		Additional		Comprehensive	Total
	Voting		Paid‑in	Accumulated	(Loss)	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
BALANCE—January 1, 2022	311,473,950	$31	$1,823,344	$(568,611)	$(6,414)	$1,248,350
Exercise of Common Stock options	786,693	—	900	—	—	900
Vesting of restricted Common Stock	84,384	—	—	—	—	—
Vesting of restricted stock units	520,265	—	—	—	—	—
Repurchase of shares for employee tax withholdings	(39,720)	—	(158)	—	—	(158)
Issuance of Common Stock for acquisitions	—	—	—	—	—	—
Stock‑based compensation expense	—	—	9,912	—	—	9,912
Vesting of Trine Founder shares	—	—	—	—	—	—
Exercise of warrants	—	—	—	—	—	—
Net loss	—	—	—	(69,944)	—	(69,944)
Other comprehensive income (loss)	—	—	—	—	(11,035)	(11,035)
BALANCE—March 31, 2022	312,825,572	$31	$1,833,998	$(638,555)	$(17,449)	$1,178,025

	Three Months Ended March 31, 2021
					Accumulated
					Other
	Common Stock		Additional		Comprehensive	Total
	Voting		Paid‑in	Accumulated	(Loss)	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
BALANCE—January 1, 2021	224,626,597	$23	$844,188	$(328,277)	$(9)	$515,925
Exercise of Common Stock options	163,228	—	180	—	—	180
Vesting of restricted Common Stock	56,015	—	—	—	—	—
Vesting of restricted stock units	15,265	—	—	—	—	—
Repurchase of shares for employee tax withholdings	(2,241)	—	(54)	—	—	(54)
Issuance of Common Stock for acquisitions	5,036,142	—	159,847	—	—	159,847
Stock‑based compensation expense	—	—	2,217	—	—	2,217
Vesting of Trine Founder shares	1,850,938	—	—	—	—	—
Exercise of warrants	20,690,975	2	320,567	—	—	320,569
Net loss	—	—	—	(59,108)	—	(59,108)
Other comprehensive income (loss)	—	—	—	—	(12)	(12)
BALANCE—March 31, 2021	252,436,919	$25	$1,326,945	$(387,385)	$(21)	$939,564

See notes to condensed consolidated financial statements.

DESKTOP METAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(69,944)	$(59,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,883	3,892
Stock‑based compensation	9,912	2,217
Change in fair value of warrant liability	—	56,576
Amortization (accretion) of discount on investments	413	406
Amortization of debt financing cost	—	4
Provision for bad debt	419	72
Loss on disposal of property and equipment	2	—
Foreign exchange (gains) losses on intercompany transactions, net	185	—
Net increase (decrease) in accrued interest related to marketable securities	949	(240)
Net unrealized (gain) loss on marketable securities	—	(25)
Net unrealized (gain) loss on equity investment	1,700	—
Deferred tax benefit	(1,256)	(27,921)
Change in fair value of contingent consideration	(114)	—
Foreign currency transaction (gain) loss	10	—
Changes in operating assets and liabilities:
Accounts receivable	9,489	(61)
Inventory	(15,506)	(2,381)
Prepaid expenses and other current assets	(4,087)	(4,276)
Other assets	(210)	(30)
Accounts payable	(1,333)	(3,856)
Accrued expenses and other current liabilities	(3,391)	(5,247)
Customer deposits	2,980	(1,234)
Current portion of deferred revenue	721	105
Change in right of use assets and lease liabilities, net	(108)	(22)
Other liabilities	12	—
Net cash used in operating activities	(56,274)	(41,129)
Cash flows from investing activities:
Purchases of property and equipment	(4,074)	(262)
Proceeds from sale of property and equipment	6	—
Purchase of marketable securities	—	(92,386)
Proceeds from sales and maturities of marketable securities	98,625	48,241
Cash paid for acquisitions, net of cash acquired	(23)	(137,646)
Net cash provided by (used in) investing activities	94,534	(182,053)
Cash flows from financing activities:
Proceeds from reverse recapitalization, net of issuance costs	—	(1,239)
Proceeds from the exercise of stock options	900	180
Proceeds from the exercise of stock warrants	—	158,308
Payment of taxes related to net share settlement upon vesting of restricted stock units	(158)	(54)
Repayment of term loan	(43)	—
Net cash provided by financing activities	699	157,195
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(349)	26
Net increase (decrease) in cash, cash equivalents, and restricted cash	38,610	(65,961)
Cash, cash equivalents, and restricted cash at beginning of period	68,258	484,137
Cash, cash equivalents, and restricted cash at end of period	$106,868	$418,176

Supplemental disclosures of cash flow information

Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total shown in the condensed consolidated statements of cash flows:

Cash and cash equivalents	$103,590	416,379
Restricted cash included in other current assets	2,166	1,021
Restricted cash included in other noncurrent assets	1,112	776
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$106,868	$418,176

Supplemental cash flow information:
Interest paid	$—	$73

Non‑cash investing and financing activities:
Net unrealized (gain) loss on investments	$(12)	$(1)
Exercise of private placement warrants	$—	$149,904
Common Stock issued for acquisitions	$—	$159,847
Additions to right of use assets and lease liabilities	$7,784	$364
Purchase of property and equipment included in accounts payable	$313	$50
Transfers from property and equipment to inventory	$1,721	$—
Transfers from inventory to property and equipment	$605	$—
Receivable for warrants exercised	$—	$12,357

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

Risks and Uncertainties

The Company is subject to a number of risks similar to those of other companies of similar size in its industry, including, but not limited to, the need for successful development of products, the need for additional funding, competition from substitute products and services from larger companies, protection of proprietary technology, patent litigation, dependence on key individuals, and risks associated with changes in information technology. The Company has financed its operations to date primarily with proceeds from the sale of preferred stock and the Business Combination. The Company’s long-term success is dependent upon its ability to successfully market its products and services; generate revenue; maintain or reduce its operating costs and expenses; meet its obligations; obtain additional capital when needed; and, ultimately, achieve profitable operations. Management believes that existing cash and investments as of March 31, 2022 will be sufficient to fund operating and capital expenditure requirements through at least twelve months from the date of issuance of these consolidated financial statements.

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

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a disease caused by a novel strain of the coronavirus (“COVID-19”) to be a pandemic. As of March 31, 2022, the impact of the COVID-19 pandemic continues to unfold and there has been uncertainty and disruption in the global economy and financial markets. The Company has considered the COVID-19 pandemic related impacts on its estimates, as appropriate, within its consolidated financial statements and there may be changes to those estimates in future periods.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the financial statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to the significant accounting policies from the Annual Report on Form 10-K for the year ended December 31, 2021.

Recently Issued Accounting Standards

Recently Adopted Accounting Guidance

In October 2021, the FASB issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805) —Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, to require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. This standard is effective for calendar-year public business entities in 2023 and interim periods within that year, and early adoption is permitted. The Company has adopted this ASU as of January 1, 2021 and has retrospectively adjusted purchase accounting for the acquisition of EnvisionTEC, which is described in Note 4 to these condensed consolidated financial statements, where deferred revenue was fair valued. As a practical expedient, the Company elected to estimate the standalone selling price for allocation purposes at the acquisition date. Upon the application of this practical expedient, the Company recognized deferred revenue as part of purchase accounting in the amount of $0.2 million and $12.5 million for the acquisitions of EnvisionTEC and ExOne, which is described in Note 4 to the financial statements, respectively.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses. This ASU added a new impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. The CECL model applies to most debt instruments, trade receivables, lease receivables, financial guarantee contracts, and other loan commitments. The CECL model does not have a minimum threshold for recognition of impairment losses and entities will need to measure expected credit losses on assets that have a low risk of loss. The company adopted the ASU as of January 1, 2022, which did not have a material effect on the Company’s condensed consolidated financial statements.

3. REVENUE RECOGNITION

Contract Balances

The Company’s deferred revenue balance was $23.3 million and $22.7 million as of March 31, 2022 and December 31, 2021, respectively. During the three months ended March 31, 2022, the Company recognized $6.9 million of existing deferred revenue from 2021. The deferred revenue consists of billed post-installation customer support and maintenance, cloud-based software licenses that are recognized ratably over the term of the agreement, and contracts that have outstanding performance obligations or contracts that have acceptance terms that have not yet been fulfilled.

Contract assets were not significant during the three months ended March 31, 2022 and 2021.

Remaining Performance Obligations

At March 31, 2022, the Company had $23.3 million of remaining performance obligations, also referred to as backlog, of which approximately $19.3 million is expected to be fulfilled over the next 12 months, notwithstanding uncertainty related to the impact of COVID-19, including, but not limited to, international shipping and travel restrictions brought about by COVID-19, which could have an adverse effect on the timing of delivery and installation of products and/or services to customers. In addition, the Company also had customer deposits of $16.9 million at March 31, 2022.

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

Subsequent to the ,acquisition date, the Company made certain measurement period adjustments to the preliminary purchase price allocation, which resulted in decrease to goodwill of $3.4 million. The decrease was primarily due to an decrease in deferred income tax liabilities of $4.1 million and a decrease in deferred revenue of $0.2 million related to the adoption of ASU 2021-08 and a decrease in inventory of $1.0 million related to obsolete inventory. Additionally, the Company recorded a measurement period adjustment of $0.3 million related to certain assets acquired and liabilities assumed due to clarification of information utilized to determine fair value during the measurement period. As of December 31, 2021, the measurement period is completed.

The estimated useful lives of the identifiable intangible assets acquired is as follows:

	Gross Value	Estimated Life
Acquired technology	$77,800	7 – 14 years
Trade name	8,600	14 years
Customer relationships	50,900	12 years
Total intangible assets	$137,300

The goodwill resulting from the purchase price allocation is attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset) and the expected synergistic benefits of expanding the combined companies’ target markets both geographically and across industries. $16.4 million of the goodwill recognized is deductible for income tax purposes. During 2021, the Company incurred $4.8 million of acquisition-related and other transactional charges related to this acquisition, which are included in general and administrative expenses in the condensed consolidated statements of operations.

EnvisionTEC’s results are included in the Company’s consolidated results for the period from February 16, 2021 to December 31, 2021. During that period, EnvisionTEC’s net revenues were approximately $33.3 million and net loss was approximately $11.1 million.

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

The goodwill resulting from the purchase price allocation is attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset) and the expected synergistic benefits of expanding the combined companies’ target markets both geographically and across industries. The goodwill recognized is not deductible for income tax purposes. During 2021, the Company incurred $0.3 million of acquisition-related and other transactional charges related to this acquisition, which are included in general and administrative expenses in the consolidated statements of operations.

Adaptive 3D’s results are included in the Company’s consolidated results for the period from May 7, 2021 to December 31, 2021. During that period, Adaptive 3D’s revenues were approximately $1.1 million, and its net loss was approximately $4.9 million.

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

The acquisition included contingent consideration related to revenue metrics and technical milestones, with a fair value of $6.1 million as of the date of acquisition and a fair value of $5.5 million as of March 31, 2022. The Company will pay up to $5.5 million of contingent consideration based on stated revenue metrics, which had a fair value of $4.6 million as of the date of acquisition, and a fair value of $4.0 million as of March 31, 2022. If Aerosint reaches certain product mass production technical milestones, the Company will pay out a maximum of $2.0 million in contingent consideration, which had a fair value of $1.5 million as of the date of acquisition, and a fair value of $1.5 million as of March 31, 2022. As of the date of acquisition, the fair value of the short-term liability was $1.4 million, and the long-term liability was $4.7 million, which the Company recorded in accrued expenses and other current liabilities and contingent consideration, net of current portion, on the condensed consolidated balance sheets. As of March 31, 2022, $2.9 million of contingent consideration is recorded in accrued expenses and other current liabilities and $2.6 million is recorded in contingent consideration, net of current portion, in the condensed consolidated balance sheets.

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

The goodwill resulting from the purchase price allocation is attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset) and the expected synergistic benefits of expanding the combined companies’ target markets both geographically and across industries. The goodwill recognized is not deductible for income tax purposes. During 2021, the Company incurred $0.9 million of acquisition-related and other transactional charges related to this acquisition, which are included in general and administrative expenses in the consolidated statements of operations.

Aerosint’s results are included in the Company’s consolidated results for the period from June 24, 2021 to December 31, 2021. During that period, Aerosint’s revenues were $0.6 million and net loss was $0.4 million.

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

The goodwill resulting from the purchase price allocation is attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset) and the expected synergistic benefits of expanding the combined companies’ target markets both geographically and across industries. The goodwill recognized is deductible for income tax purposes. During 2021, the Company incurred $0.6 million of acquisition-related and other transactional charges related to this acquisition, which are included in general and administrative expenses in the consolidated statements of operations.

Dental Arts Labs’ results are included in the Company’s consolidated results for the period from July 30, 2021 to December 31, 2021. During that period, Dental Arts Labs’ revenues were $14.1 million and net loss was $0.3 million.

Acquisition of A.I.D.R.O.

On September 7, 2021, the Company purchased the entire corporate capital of A.I.D.R.O. Srl (“A.I.D.R.O.”). This acquisition expanded the Company’s parts production capabilities and application expertise in the hydraulics industry. The purchase price for the A.I.D.R.O. acquisition was $5.7 million paid in cash, of which $4.9 million was paid at closing and the remaining $0.8 million was deposited to an escrow account subsequent to March 31, 2022. The Company also issued 364,050 restricted stock units with a grant date fair value of $3.2 million, which are subject to a four-year vesting period and continuing employment. The Company will recognize compensation expense for these restricted stock units over the vesting period.

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

Subsequent to the acquisition date, the Company made a working capital adjustment to the preliminary purchase price allocation, which resulted in an immaterial increase to goodwill.

The estimated useful lives of the identifiable intangible assets acquired is as follows:

	Gross Value	Estimated Life
Trade name	142	4 years
Customer relationships	938	15 years
Total intangible assets	$1,080

The goodwill resulting from the purchase price allocation is attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset) and the expected synergistic benefits of expanding the combined companies’ target markets both geographically and across industries. The goodwill recognized is not deductible for income tax purposes. During 2021, the Company incurred $0.4 million of acquisition-related and other transactional charges related to this acquisition, which are included in general and administrative expenses in the consolidated statements of operations.

A.I.D.R.O.’s results are included in the Company’s consolidated results for the period from September 7, 2021 to December 31, 2021. During that period, A.I.D.R.O.’s revenues were $1.7 million and net loss was $0.2 million.

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

The goodwill resulting from the purchase price allocation is attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset) and the expected synergistic benefits of expanding the combined companies’ target markets both geographically and across industries. The goodwill recognized is deductible for income tax purposes. During 2021, the Company incurred immaterial acquisition-related and other transactional charges related to this acquisition, which are included in general and administrative expenses in the consolidated statements of operations.

Brewer Dental’s results are included in the Company’s consolidated results for the period from October 14, 2021 to December 31, 2021. During that period, Brewer Dental’s revenues were $1.4 million and net income was $0.1 million.

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

The acquisition date fair value of the consideration transferred is as follows (in thousands):

Total Acquisition Date Fair Value
Cash consideration	$12,522
Total consideration transferred	$12,522

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed (in thousands):

At October 29, 2021
Assets acquired:
Cash and cash equivalents	$230
Accounts receivable	677
Inventory	343
Prepaid expenses and other current assets	98
Property and equipment	495
Intangible assets	4,340
Other noncurrent assets	1,416
Total assets acquired	$7,599
Liabilities assumed:
Accounts payable	$209
Current portion of lease liability	201
Accrued expenses and other current liabilities	255
Lease liability, net of current portion	1,216
Total liabilities assumed	$1,881
Net assets acquired	$5,718

Goodwill	$6,804
Total net assets acquired	$12,522

Subsequent to the acquisition date, the Company made a working capital adjustment to the preliminary purchase price allocation, which resulted in an immaterial increase to goodwill.

The estimated useful lives of the identifiable intangible assets acquired is as follows:

	Gross Value	Estimated Life
Trade name	3,900	9 years
Customer relationships	440	10 years
Total intangible assets	$4,340

The goodwill resulting from the purchase price allocation is attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset) and the expected synergistic benefits of expanding the combined companies’ target markets both geographically and across industries. The goodwill recognized is deductible for income tax purposes. During 2021, the Company incurred immaterial acquisition-related and other transactional charges related to this acquisition, which are included in general and administrative expenses in the consolidated statements of operations.

May Dental’s results are included in the Company’s consolidated results for the period from October 29, 2021 to December 31, 2021. During that period, May Dental’s revenues were $1.3 million and net loss was $0.1 million.

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

The goodwill resulting from the purchase price allocation is attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset) and the expected synergistic benefits of expanding the combined companies’ target markets both geographically and across industries. The goodwill recognized is not deductible for income tax purposes. During 2021, the Company incurred $8.5 million of acquisition-related and other transactional charges related to this acquisition, which are included in general and administrative expenses in the consolidated statements of operations.

ExOne’s results are included in the Company’s consolidated results for the period from November 12, 2021 to December 31, 2021. During that period, ExOne’s revenues were $15.5 million and net loss was $6.9 million.

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

5. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company’s cash equivalents and short-term investments are invested in the following (in thousands):

	March 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$87,581	$—	$—	$87,581
Total cash equivalents	87,581	—	—	87,581
Commercial paper	56,282	—	—	56,282
Corporate bonds	16,140	—	(32)	16,108
Government bonds	17,274	—	(3)	17,271
Asset-backed securities	7,516	—	(2)	7,514
Total short-term investments	97,212	—	(37)	97,175
Total cash equivalents and short-term investments	$184,793	$—	$(37)	$184,756

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$46,521	$—	$—	$46,521
Total cash equivalents	46,521	—	—	46,521
Commercial paper	70,401	—	—	70,401
Corporate bonds	65,645	—	(28)	65,617
Government bonds	36,487	—	(11)	36,476
Asset-backed securities	24,665	—	(10)	24,655
Total short-term investments	197,198	—	(49)	197,149
Total cash equivalents and short-term investments	$243,719	$—	$(49)	$243,670

During the year ended December 31, 2021, the Company made a $20.0 million investment in equity securities of a publicly-traded company. The Company records this investment at fair value, which was $5.7 million as of March 31, 2022. Prior to the investment, the Company entered into a subscription agreement to purchase the investment, resulting in a subscription agreement liability which was derecognized upon investment. During the three months ended March 31, 2022, the Company recorded an unrealized loss due to the change in fair value of the equity securities of $1.7 million in interest and other (expense) income, net in the consolidated statements of operations.

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

The following fair value hierarchy table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the inputs the Company utilized to determine such fair value (in thousands):

	March 31, 2022
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Items	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$87,581	$—	$—	$87,581
Commercial paper	—	56,282	—	56,282
Corporate bonds	—	16,108	—	16,108
Government bonds	—	17,271	—	17,271
Asset-backed securities	—	7,514	—	7,514
Equity securities	5,720	—	—	5,720
Other investments	—	—	6,750	6,750
Total assets	$93,301	$97,175	$6,750	$197,226
Liabilities:
Contingent consideration	$—	$—	$5,540	$5,540
Total liabilities	$—	$—	$5,540	$5,540

	December 31, 2021
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Items	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$46,521	$—	$—	$46,521
Commercial paper	—	70,401	—	70,401
Corporate bonds	—	65,617	—	65,617
Government bonds	—	36,476	—	36,476
Asset-backed securities	—	24,655	—	24,655
Equity securities	7,420	—	—	7,420
Other investments	—	—	6,750	6,750
Total assets	$53,941	$197,149	$6,750	$257,840
Liabilities:
Contingent consideration	$—	$—	$5,654	$5,654
Total liabilities	$—	$—	$5,654	$5,654

The Company has determined that the estimated fair value of its corporate bonds and commercial paper are reported as Level 2 financial assets as they are based on model-driven valuations in which all significant inputs are observable, or can be derived from or corroborated by observable market data for substantially the full term of the asset.

Equity securities include investments made via publicly-traded securities. The Company has determined that the estimated fair value of its equity securities is reported as Level 1 financial assets as they are based on quoted market prices in active markets for identical assets. During the three months ended March 31, 2022, the Company recognized a loss on investment of $1.7 million. Additionally, the Company recorded an initial subscription agreement liability of $0.5 million related to this investment and recognized a loss on the subscription agreement liability of $2.4 million during the year ended December 31, 2021. The initial subscription liability was recorded as a Level 3 liability as a result of the discount for lack of marketability. Upon investment, the liability was derecognized and the investment was recorded as a Level 3 investment because the equity securities were not registered for resale and a discount for lack of marketability was still applied. Subsequently, the securities were registered and the investment was transferred from Level 3 to Level 1.

Other investments include investments made via convertible debt instruments totaling $6.8 million. The other investments are reported as a Level 3 financial asset because the methodology used to develop the estimated fair values includes significant unobservable inputs reflecting management’s own assumptions. Assumptions used in fair valuing convertible debt instruments include the rights and obligations of the notes the Company holds as well as the probability of a qualified financing event, acquisition, or change in control. During the three months ended March 31, 2022, the Company recognized no gain or loss on convertible debt instruments. During the three months ended March 31, 2021, the Company recognized an immaterial gain on convertible debt instruments in interest and other (expense) income, net in the condensed consolidated statements of operations.

The fair value of the Private Placement Warrants is estimated using the Black-Scholes option pricing model and is classified as a Level 3 financial instrument. The significant assumptions used in the model were the Company’s stock price, exercise price, expected term, volatility, interest rate, and dividend yield. During the three months ended March 31, 2022 and 2021, the Company recognized no gain or loss and a loss of $56.6 million, respectively, on the Private Placement Warrants. The Private Placement Warrants were all exercised as of March 2, 2021.

The contingent consideration liability was valued using a Monte Carlo simulation in a risk-neutral framework as well as a scenario based approach (both special cases of the income approach), based on key inputs that are not all observable in the market and is classified as a Level 3 liability. The Company assesses the fair value of the contingent consideration liability at each reporting period, with any subsequent changes to the fair value of the liability reflected in the condensed consolidated statement of operations until the liability is settled. During the three months ended March 31, 2022, the Company recognized a change in fair value of contingent consideration of $0.1 million.

There were no transfers between fair value measure levels during the three months ended March 31, 2022 and 2021. The following table presents information about the Company’s movement in Level 3 assets measured at fair value (in thousands):

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$6,750	$3,000
Changes in fair value	—	25
Balance at end of period	$6,750	$3,025

The following table presents information about the Company’s movement in Level 3 liabilities measured at fair value (in thousands):

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$5,654	$93,328
Changes in fair value	(114)	56,576
Exercise of private placement warrants	—	(149,904)
Balance at end of period	$5,540	$—

7. ACCOUNTS RECEIVABLE

The components of accounts receivable are as follows (in thousands):

	March 31,	December 31,
	2022	2021
Trade receivables	$37,738	$47,352
Allowance for doubtful accounts	(1,077)	(665)
Total accounts receivable	$36,661	$46,687

The following table summarizes activity in the allowance for doubtful accounts (in thousands):

	March 31,	December 31,
	2022	2021
Balance at beginning of period	$665	$500
Provision for uncollectible accounts, net of recoveries	419	447
Uncollectible accounts written off	(7)	(282)
Balance at end of period	$1,077	$665

8. INVENTORY

Inventory consists of the following (in thousands):

	March 31,	December 31,
	2022	2021
Raw materials	$32,657	$24,887
Work in process	9,163	8,875
Finished goods:
Deferred cost of sales	6,983	6,999
Manufactured finished goods	33,073	24,638
Total finished goods	40,056	31,637
Total inventory	$81,876	$65,399

9. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consists of the following (in thousands):

	March 31,	December 31,
	2022	2021
Prepaid operating expenses	12,542	11,961
Prepaid taxes	1,692	1,981
Prepaid dues and subscriptions	2,542	1,889
Prepaid insurance	3,895	492
Government grants receivable	269	226
Prepaid rent	192	178
Other	1,314	1,481
Total prepaid expenses and other current assets	$22,446	$18,208

10. PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following (in thousands):

	March 31,	December 31,
	2022	2021
Equipment	$45,341	$42,892
Land and buildings	16,804	17,214
Automobiles	1,080	905
Furniture and fixtures	1,532	1,844
Computer equipment	2,102	1,725
Tooling	2,050	2,000
Software	2,313	2,346
Leasehold improvements	15,965	15,263
Construction in process	2,738	4,185
Property and equipment, gross	89,925	88,374
Less: accumulated depreciation	(31,843)	(29,664)
Total property and equipment, net	$58,082	$58,710

Depreciation and amortization expense was $3.1 million for the three months ended March 31, 2022. Depreciation and amortization expense was $1.5 million for the three months ended March 31, 2021.

11. GOODWILL & INTANGIBLE ASSETS

The carrying amount of goodwill at March 31, 2022 and December 31, 2021 was $630.0 million and $639.3 million respectively, and has been recorded in connection with the Company’s acquisitions. The goodwill activity is as follows (in thousands):

Goodwill
Balance at December 31, 2020	$2,252
Acquisition of EnvisionTEC	195,688
Acquisition of Adaptive3D	35,113
Acquisition of Aerosint	14,581
Acquisition of Dental Arts Labs	8,839
Acquisition of A.I.D.R.O.	3,515
Acquisition of Brewer Dental	2,463
Acquisition of May Dental	6,782
Acquisition of ExOne	374,636
Foreign currency translation adjustment	(4,568)
Balance at December 31, 2021	$639,301
May Dental working capital adjustment	23
Foreign currency translation adjustment	(9,302)
Balance at March 31, 2022	$630,022

The Company has no accumulated impairment losses on goodwill.

Intangible assets consisted of the following (in thousands):

		March 31, 2022			December 31, 2021
	Weighted Average	Gross		Net	Gross		Net
	Remaining Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Lives (in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired technology	9.0	$197,828	$17,833	$179,995	$198,631	$11,421	$187,210
Trade name	10.7	12,469	1,106	11,363	12,475	684	11,791
Customer relationships	10.5	68,673	9,156	59,517	69,127	6,296	62,831
Capitalized software	1.3	518	393	125	518	366	152
Total intangible assets		$279,488	$28,488	$251,000	$280,751	$18,767	$261,984

The Company recognized $9.8 million of amortization expense during the three months ended March 31, 2022. The Company recognized $2.3 million of amortization expense during the three months ended March 31, 2021.

	Statement of	Amortization	Amortization
	Operations	Expense	Expense
Category	Line Item	March 31, 2022	March 31, 2021
Acquired technology	Cost of Sales	$5,990	$1,091
Acquired technology	Research and Development	443	506
Trade name	General and Administrative	422	80
Customer relationships	Sales and Marketing	2,902	621
Capitalized software	Research and Development	27	45
		$9,784	$2,343

The Company expects to recognize the following amortization expense (in thousands):

Amortization Expense
2022 (remaining 9 months)	$29,340
2023	42,010
2024	42,072
2025	39,562
2026	29,707
2027 and after	68,309
Total intangible amortization	$251,000

12. OTHER NONCURRENT ASSETS

The following table summarizes the Company’s components of other noncurrent assets (in thousands):

	March 31,	December 31,
	2022	2021
Right of use asset	$24,288	$17,794
Long-term deposits	644	390
Other investments	6,750	6,750
Other	461	546
Total other noncurrent assets	$32,143	$25,480

13. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the Company’s components of accrued expenses and other current liabilities (in thousands):

	March 31,	December 31,
	2022	2021
Compensation and benefits related	$12,153	$17,124
Professional services	4,185	2,659
Warranty reserve	3,727	4,048
Franchise and royalty fees	2,108	2,035
Current portion of contingent consideration	2,944	1,471
Inventory purchases	2,440	1,072
Commissions	366	849
Income tax payable	171	233
Sales and use and franchise taxes	298	274
Other	3,223	4,064
Total accrued expenses and other current liabilities	$31,615	$33,829

As of March 31, 2022, and December 31, 2021, the Company has recorded $3.7 million and $4.0 million, respectively, of warranty reserve within accrued expenses and other current liabilities in the condensed consolidated balance sheets. Warranty reserve consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Warranty reserve, at the beginning of the period	$4,048	$1,553
Warranty reserve assumed in acquisition	—	1,389
Additions to warranty reserve	28	2,576
Claims fulfilled	(349)	(1,470)
Warranty reserve, at the end of the period	$3,727	$4,048

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

Bank Debt—In connection with the acquisition of A.I.D.R.O., the Company acquired three loans (“Bank Loans”) totaling $1.1 million in aggregate. The Bank Loans have term of 4.5 years and mature from September 2024 through September 2025, with interest rates ranging from 1.70% to 2.10%. Payments of principal and interest are made quarterly. During the three months ended March 31, 2022, the Company paid $0.1 million and as of March 31, 2022, $0.8 million remains outstanding. $0.3 million of the outstanding debt is recorded within current portion of long-term debt, net of deferred financing costs and $0.5 million is recorded within long-term debt, in the condensed consolidated balance sheets.

Equipment Financing Agreement—In connection with the acquisition of Dental Arts Labs, the Company acquired a thirteen-month equipment financing agreement (“Financing Agreement”) in the amount of $0.5 million. The Financing Agreement provided for an advance payment of $0.5 million to secure equipment for the Company. Payments are made monthly under the Financing Agreement upon acceptance, which had not yet occurred as of December 31, 2021. Subsequent to December 31, 2021, the Company executed a delivery and acceptance certificate which commences payment. The financing agreement balance of $0.5 million is recorded in current portion of long-term debt, net of deferred financing costs, in the condensed consolidated balance sheets. The Financing Agreement will mature in June 2023.

Deferred Financing Costs—In connection with the term loan borrowing, the Company incurred $0.1 million of expenses, which have been recorded as deferred financing costs. The Company amortizes these costs over the life of the borrowing. During the three months ended March 31, 2022 and 2021, the Company recorded immaterial interest expense related to the amortization of the financing costs. As of March 31, 2022, the there is no remaining unamortized balance of deferred financing costs. As of December 31, 2021, the remaining unamortized balance of deferred financing costs is immaterial, and is included as a component of current portion of long-term debt, net of deferred financing costs in the condensed consolidated balance sheets.

15. OTHER NONCURRENT LIABILITIES

The following table summarizes the Company’s components of other noncurrent liabilities (in thousands):

	March 31,	December 31,
	2022	2021
Taxes payable	$1,034	$1,034
Acquisition consideration	1,750	1,750
Other	381	386
Total other noncurrent liabilities	$3,165	$3,170

16. LEASES

Lessee

At March 31, 2022, the Company recorded $24.3 million as a right of use asset and $24.5 million as an operating lease liability. At December 31, 2021, the Company recorded $17.8 million as a right of use asset and $17.8 million as an operating lease liability. The Company assesses its right of use asset and other lease-related assets for impairment. There were no impairments recorded related to these assets during the three months ended March 31, 2022 and the year ended December 31, 2021.

The Company reviews all supplier, vendor, and service provider contracts to determine whether any service arrangements contain a lease component. The Company identified two service agreements that contain an embedded lease. The agreements do not contain fixed or minimum payments, and the variable lease expense was immaterial during the three months ended March 31, 2022 and 2021.

Information about other lease-related balances is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Lease cost
Operating lease cost	$1,460	$323
Finance lease cost	19	—
Short‑term lease cost	70	22
Variable lease cost	61	39
Total lease cost	$1,610	$384
Other Information
Operating cash flows used in operating leases	$1,464	$244
Operating cash flows used in finance leases	21	—
Weighted‑average remaining lease term—operating leases (years)	3.5	2.9
Weighted‑average remaining lease term—finance leases (years)	7.6	—
Weighted‑average discount rate—operating leases	3.9%	5.5%
Weighted‑average discount rate—finance leases	1.5%	—%

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

Future minimum lease payments under noncancelable operating leases, including immaterial future minimum lease payments under finance leases, at March 31, 2022, are as follows (in thousands):

	Operating Leases	Finance Leases
2022 (remaining 9 months)	$4,633	$63
2023	5,790	84
2024	4,386	80
2025	3,681	79
2026	3,427	79
2027 and after	5,267	351
Total lease payments	27,184	736
Less amount representing interest	(2,685)	(53)
Total lease liability	24,499	683
Less current portion of lease liability	(5,264)	(62)
Lease liability, net of current portion	$19,235	621

In February 2022, the Company amended its existing facility lease for the ExOne European headquarters and operating facility in Gersthofen, Germany, extending the lease term set to expire in December 2022 through December 2027, with the option to extend for two additional five-year extension periods. The rent is fixed through December 31, 2024 for an aggregate annual rent totaling $1.7 million, plus applicable taxes and is subject to adjustment on an annual basis thereafter (in accordance with the consumer price index for Germany) through December 31, 2027.

In March 2022, the Company entered into a lease for new office, light manufacturing and research and development space for Adaptive 3D in Richardson, Texas. The commencement date for the lease is August 1, 2022. The rent is fixed through July 31, 2030 for an aggregate annual rent totaling $0.3 million, plus taxes and operating expenses. The Company has an option to terminate the lease, for a termination fee, at the end of the fifth year of the lease. The Company also has the option to renew the lease for consecutive one-year terms, with the rent subject to adjustment for each renewal term.

Lessor

The Company leases machinery and equipment to customers (principally 3D printing machines and related equipment) under lease arrangements classified as either operating leases or sales-type leases. At March 31, 2022, the Company estimated that the total fair market value approximated the related net book value of the machinery and equipment held under the Company’s operating lease arrangements. The Company’s net investment in sales-type lease arrangements at March 31, 2022 is immaterial and is recorded in prepaid expense and other current assets in the consolidated balance sheets. There was no net investment in sales-type lease arrangements at March 31, 2021.

The Company recognized the following components under operating and sales-type lease arrangements in the accompanying consolidated statements of operations and comprehensive loss for the periods indicated:

	Three Months Ended March 31,
	2022		2021
	Operating	Sales-type	Operating	Sales-type
Revenue	$192	—	$—	—
Interest Income (1)	—	9	—	—

(1) Interest income related to sales-type leases is recorded as a component of revenue in the consolidated statements of operations and comprehensive loss for each of the periods presented.

The Company’s net investment in sales-type leases consisted of the following:

	Three Months Ended March 31,
	2022	2021
Future minimum lease payments receivable	$1,184	$—
Less: Allowance for doubtful accounts	(523)	—
Net future minimum lease payments receivable	661	—
Less: Unearned interest income	(30)	—
Net investment in sales-type leases	$631	$—

The Company did not record any provisions for bad debt related to lessees during the three months ended March 31, 2022.

Future minimum lease receipts of non-cancellable operating and sales-type lease arrangements as of March 31, 2022 were as follows:

	Operating	Sales-type
2022	$243	$632
2023	211	463
2024	37	45
2025	9	44
2026	—	—
Thereafter	—	—
Total minimum lease payments	$500	$1,184
Less: Allowance for doubtful accounts		(523)
Less: Present value discount		(30)
Future minimum lease payments receivable		$631

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

Commitments

The Company has entered into legally binding agreements with certain suppliers to purchase materials used in the manufacturing of the Company’s products. As of March 31, 2022, the Company had outstanding purchase orders with contract manufacturers in the amount of $52.7 million which are not included in the condensed consolidated balance sheets.

The Company has also entered into licensing and royalty agreements with certain manufacturing and software companies and universities related to the use of patented technology. Under the terms of each agreement, the Company has made initial, one-time payments of $0.3 million and is obligated to pay a set percentage, ranging from 1.0% - 13%, of all consideration received by the Company for sales of related products and services, until the agreements are terminated at various dates through 2037. The Company’s aggregate minimum annual commitment under these contracts is $0.3 million. During the three months ended March 31, 2022 and 2021, the Company recorded immaterial licensing and royalty fees.

As a result of the acquisition of ExOne, the Company assumed short-term financial guarantees and letters of credit. Within the Company’s normal course of operations, it issues these short-term financial guarantees and letters of credit through a credit facility with a German bank to third parties in connection with certain commercial transactions requiring security. The credit facility provides a capacity amount of $4.0 million for the issuance of financial guarantees and letters of credit for commercial transactions requiring security. The credit facility does not require cash collateral for the issuance of financial guarantees and letters of credit for commercial transactions requiring security for amounts up to $1.1 million. Amounts in excess of $1.1 million require cash collateral under the credit facility.

At March 31, 2022, total outstanding financial guarantees and letters of credit issued by the Company under the credit facility were $2.7 million, of which $0.6 million have expiration dates ranging from May 2022 to March 2023, and the remaining $2.1 million with no expiration date. At March 31, 2022, cash collateral of $1.6 million was required for financial guarantees and letters of credit issued under the credit facility, and is included in current portion of restricted cash in the consolidated balance sheets.

18. INCOME TAXES

The Company’s provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items arising in that quarter. The Company’s effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on its deferred tax assets as it is more likely than not that some or all of the Company’s deferred tax assets will not be realized. During the three months ended March 31, 2022 and 2021, the Company recorded an income tax benefit of $1.3 million and $27.9 million, respectively.

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

The Company provides reserves for potential payments of taxes to various tax authorities related to uncertain tax positions. Amounts recognized are based on a determination of whether a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be sustained on audit. The amount associated with uncertain tax positions are recorded as a component of income tax expense. As of March 31, 2022, the Company has accrued uncertain tax positions of approximately $1.0 million related to the EnvisionTEC acquisition. The amounts relate to U.S. state and foreign tax positions. Included in the balance of unrecognized tax benefits as of March 31, 2022 are amounts that, if recognized, would impact the effective tax rate. As of December 31, 2021, the company accrued uncertain tax positions of approximately $1.0 million related to the EnvisionTEC acquisition.

19. STOCKHOLDERS’ EQUITY

As of March 31, 2022, the Company’s authorized shares consisted of 500,000,000 shares of Common Stock, $0.0001 par value and 50,000,000 shares of Preferred Stock, $0.0001 par value (the “Preferred Stock”).

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

The Company’s Private Placement Warrants are classified as liabilities, and are measured at fair value through earnings. During the three months ended March 31, 2022, the Company recorded no gain or loss related to the change in fair value of the private placement warrants. During the three months ended March 31, 2021, the Company recorded a $56.6 million loss related to the change in fair value of the Private Placement Warrants, which were remeasured through the date of each exercise, calculated using the Black-Scholes warrant pricing model with the following assumptions:

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

The 2020 Plan allows for the award of incentive and nonqualified stock options, restricted stock, and other stock-based awards to employees, officers, directors, consultants, and advisers of the Company. The number of shares of common stock initially available for issuance under the 2020 Plan was 12,400,813 shares of common stock plus the number of shares subject to awards outstanding under the 2015 Plan that expire, lapse, terminate, or are exchanged for cash, surrendered, repurchased, or canceled without having been fully exercised or forfeited. In addition, the number of shares of common stock available for issuance under the 2020 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2030 equal to the lesser of (i) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the Board of Directors. On January 1, 2022, 15,573,698 shares were added as available for issuance to the 2020 Plan.

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

In July 2020 in order to incentivize and retain personnel, the Company repriced certain unvested stock options held by employees to have an exercise price equal to the then-current fair market value of its Common Stock. Vested awards were not eligible for repricing. Employees were allowed to opt out of the repricing of unvested stock options by providing notice to the Company within thirty days following the repricing. If an employee did not opt out of the repricing, all unvested options held by such employee were repriced and subject to a new vesting schedule. Repriced options vest over a period of four years from the date of the repricing, with one-year cliff vesting and monthly vesting thereafter, provided service with the Company is not terminated. The repricing affected 116 employees, at an incremental compensation cost of $3.6 million to the Company, which will be recognized over the vesting period.

During the three months ended March 31, 2022 and 2021, the Company did not grant any options to purchase shares of Common Stock to employees or non-employees.

Performance-Based Stock Options (included above)

During the year ended December 31, 2020, 560,256 performance-based stock options were granted to key employees of the Company. These awards vest upon the achievement of certain performance milestones by the Company and prescribed service milestones by the employee. During the year ended December 31, 2021, 83,958 performance-based stock options were forfeited due to employee termination. During the three months ended March 31, 2022, no performance-based stock options vested or were forfeited. As of March 31, 2022, 476,298 performance-based stock options remain outstanding.

Assumed Stock Options

In connection with the acquisition of ExOne, the Company assumed 86,020 unvested stock options which are considered post-combination expense and were valued using the Black-Scholes option-pricing model with the following assumptions:

As of November 12, 2021
Risk‑free interest rate	0.5% – 0.8
Expected volatility	57.2% – 59.4%
Expected life (in years)	1.0 – 2.8
Expected dividend yield	—
Fair value of Common Stock	$8.61

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

The option activity of the Plans for the three months ended March 31, 2022, is as follows (shares in thousands):

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic Value
	Shares	per Share	(in years)	(in thousands)
Outstanding at January 1, 2022	13,249	$1.73	7.23	$42,775
Granted	—	$
Exercised	(787)	$1.14
Forfeited/expired	(283)	$1.68
Outstanding at March 31, 2022	12,179	$1.77	7.06	$36,302
Options vested at March 31, 2022	8,001	$1.91	6.47	$22,710
Options vested or expected to vest at March 31, 2022	11,652	$1.78	7.01	$40,852

The aggregate intrinsic value of options exercised during the three months ended March 31, 2022 and 2021, was $2.5 million and $0.1 million, respectively.

The total stock- based compensation expense related to stock options during the three months ended March 31, 2022 and March 31, 2021 was $0.9 million and $1.2 million, respectively. Total unrecognized stock-based compensation expense related to unvested stock options at March 31, 2022 aggregated $6.9 million and is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock Awards

In connection with acquisitions, the Company has granted restricted stock awards (“RSAs”) that are considered post-combination expense and accounted for as stock-based compensation as the shares vest.

The activity for stock subject to vesting as of March 31, 2022 is as follows (shares in thousands):

	Shares Subject	Weighted-Average
	to Vesting	Grant Date Fair Value
Balance of unvested shares as of January 1, 2022	264	$ 7.79
Cancelled/Forfeited	(5)	$ 8.78
Vested	(84)	$ 6.90
Balance of unvested shares as of March 31, 2022	175	$ 7.79

The total stock-based compensation expense related to RSAs during the three months ended March 31, 2022 and 2021 was $0.4 million and $0.2 million, respectively. As of March 31, 2022, the total unrecognized stock-based compensation expense related to unvested RSAs aggregated $1.5 million, and is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock Units

Restricted Stock Units (“RSUs”) awarded to employees and non-employees generally vest over four years from the anniversary date of the grant, with one-year cliff vesting and quarterly vesting thereafter, provided service with the Company is not terminated. The fair value of RSUs is equal to the estimated fair market value of the Company’s Common Stock on the date of grant.

RSU activity under the 2020 Plan for the three months ended March 31, 2022 is as follows (shares in thousands):

	Shares Subject	Weighted-Average
	to Vesting	Grant Date Fair Value
Balance of unvested shares as of January 1, 2022	16,395	$ 7.54
Granted	5,527	$ 4.20
Vested	(520)	$ 13.41
Cancelled/Forfeited	(392)	$ 11.09
Balance of unvested shares as of March 31, 2022	21,010	$ 6.44

The total stock-based compensation expense related to RSUs during the three months ended March 31, 2022 and 2021 was $8.6 million and $0.8 million, respectively. Total unrecognized compensation costs related to unvested RSUs at March 31, 2022 was approximately $112.1 million and is expected to be recognized over a period of 3.3 years.

RSUs include awards that vest subject to certain performance and market-based criteria.

Performance-Based Restricted Stock Units (included above)

During the year ended December 31, 2021, 670,000 performance-based RSUs were granted to key employees of the Company. These awards vest upon the achievement of certain performance milestones by the Company and prescribed service milestones by the employee. No performance-based RSUs vested during the year ended December 31, 2021. 120,000 awards were forfeited during the year ended December 31, 2021 due to performance milestones not being achieved. No performance-based RSUs vested or were forfeited during the three months ended March 31, 2022. As of March 31, 2022, 550,000 performance-based RSUs remain outstanding.

During the year ended December 31, 2020, 124,300 performance-based RSUs were granted to a key employee of the Company. This award vests upon the achievement of certain performance milestones by the Company and prescribed service milestones by the employee. None of these performance-based RSUs vested during the year ended December 31, 2021 or during the three months ended March 31, 2022. As of March 31, 2022, 124,300 performance based RSUs remain outstanding.

Market-Based Restricted Stock Units (included above)

In October 2021 the Compensation Committee of the Company’s Board of Directors awarded certain executive officers a total of up to 9,070,269 market-based RSUs. These RSUs will vest and result in the issuance of shares of Common Stock based on continuing employment and the achievement of certain market conditions set by the Company.

The Company used a Monte Carlo simulation model to estimate the grant-date fair value of the RSUs granted in October 2021. The fair value is recorded as stock compensation expense in the consolidated statements of operations over the period from the date of grant to October 2026 regardless of the actual outcome achieved.

The table below sets forth the assumptions used to value the market-based awards and the estimated grant-date fair value:

October 2021
Awards
Risk-free interest rate	1.3%
Expected dividend yield	—%
Remaining performance period (in years)	7.0
Expected volatility	55.0%
Estimated grant date fair value (per share)	$0.98 – 4.95
Target performance (number of shares)	9,070,269

During the year ended December 31, 2021, one of the executive officers resigned from the Company, forfeiting his market-based RSU. The service condition was not met prior to his resignation, so no stock-based compensation expense was recorded for this award. No market-based RSUs vested or were forfeited during the three months ended March 31, 2022. As of March 31, 2022, 6,802,702 market-based RSUs remain outstanding.

Liability-Classified Share-Based Arrangement

During the year ended December 31, 2021, the Compensation Committee of the Company’s Board of Directors provided performance goals and achievement criteria to certain key employees. If these performance criteria are met, the Company has committed to issue RSUs with a target fair value of $8.5 million on the future grant date. The awards will vest upon prescribed service milestones of the employee subsequent to the achievement of the specified performance criteria. As of March 31, 2022, there is no fair value associated with these awards as the achievement of the performance criteria has not yet been deemed probable. The liability-classified awards have been excluded from the potentially dilutive securities table.

Stock-Based Compensation Expense

Total stock-based compensation expense related to all of the Company’s stock-based awards granted is reported in the consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$4,720	$916
General and administrative expense	3,420	839
Sales and marketing expense	1,285	345
Cost of sales	487	117
Total stock-based compensation expenses	$9,912	$2,217

There were 20,115,713 shares available for award under the 2020 Plan at March 31, 2022.

21. RELATED PARTY TRANSACTIONS

As a result of the acquisition of EnvisionTEC, the Company entered into certain agreements with entities affiliated with Mr. El Siblani, a former director and executive officer of the Company. As of December 31, 2021, these entities were no longer considered related parties to the Company.

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

The Company has a distribution agreement with Sibco Europe Ltd., a distributor based out of the United Kingdom. Mr. El Siblani is Managing Director of and sole shareholder of Sibco Europe Ltd. The Company did not have any sales to Sibco Europe Ltd. during the three months ended March 31, 2021. In addition, Sibco Europe Ltd. provides sales and marketing support for EnvisionTEC GmbH. As of March 31, 2021, the Company did not have accounts receivable or accounts payable due to or from Sibco Europe Ltd.

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

As a result of the acquisition of Dental Arts Labs, the Company assumed certain lease agreements with a related party for facilities in Peoria, Illinois used for research and development and administrative purposes. As of March 31, 2022, the Company recorded $3.5 million of right of use asset and lease liability. During the three months ended March 31, 2022, the Company paid lease expense of $0.1 million to the related party. The Company’s annual commitment related to these lease agreements is $0.6 million.

22. SEGMENT INFORMATION

In its operation of the business, management, including the Company’s chief operating decision maker, who is also Chief Executive Officer, reviews the business as one segment. The Company currently ships its product to markets in the Americas, Europe Middle East and Africa (“EMEA”), and Asia Pacific (“APAC”). Disaggregated revenue data for those markets is as follows (in thousands):

Revenue for the three months ended March 31, 2022

	Americas	EMEA	APAC	Total
Products	$27,929	$8,593	$2,954	$39,476
Services	2,806	1,200	224	4,230
Total	$30,735	$9,793	$3,178	$43,706

Revenue for the three months ended March 31, 2021

	Americas	EMEA	APAC	Total
Products	$5,854	$2,526	$1,931	$10,311
Services	705	215	82	1,002
Total	$6,559	$2,741	$2,013	$11,313

During the three months ended March 31, 2022 and 2021, the Company recognized the following revenue from service contracts and cloud-based software licenses over time, and hardware and consumable product shipments and subscription software at a point in time (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Revenue recognized at a point in time	$39,476	$10,311
Revenue recognized over time	4,230	1,002
Total	$43,706	$11,313

The Company’s operations are principally in the United States. The locations of long-lived assets, including property, plant and equipment, net and operating lease right-of-use assets, are summarized as follows (in thousands):

	March 31,	December 31,
	2022	2021
Americas	$57,703	$58,355
EMEA	18,296	11,289
APAC	6,371	6,861
Total long-lived assets	$82,370	$76,505

23. NET LOSS PER SHARE

The Company computes basic loss per share using net loss attributable to Common Stockholders and the weighted-average number of Common Stock shares outstanding during each period. Diluted earnings per share include shares issuable upon exercise of outstanding stock options and stock-based awards where the conversion of such instruments would be dilutive.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2022	2021
Numerator for basic and diluted net loss per share:
Net loss	$(69,944)	$(59,108)
Denominator for basic and diluted net loss per share:
Weighted-average shares	312,017	238,244
Net loss per share—Basic and Diluted	$(0.22)	$(0.25)

The Company’s potential dilutive securities, which include outstanding Common Stock options, unvested restricted stock units, unvested restricted stock awards and outstanding Common Stock warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding as of March 31, 2022 and 2021, from the computation of diluted net loss per share attributable to common stockholders because including them would have an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2022	2021
Common Stock options outstanding	12,179	19,378
Unvested restricted stock units outstanding	21,010	918
Unvested restricted stock awards outstanding	175	224
Total shares	33,364	20,520

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

Operating Results

For the three months ended March 31, 2022, we recognized revenues of $43.7 million and used cash in operating activities of $56.3 million, and we ended the period with $206.5 million of cash, cash equivalents, and short-term investments. We incurred a net loss of $69.9 million for the three months ended March 31, 2022. As of March 31, 2022, we had $103.6 million in cash and cash equivalents, $102.9 million in short-term liquid investments, and current liabilities of $104.3 million.

Recent Developments

ExOne Acquisition

On November 12, 2021, we acquired The ExOne Company, or ExOne, pursuant to an Agreement and Plan of Merger dated August 11, 2021. The total purchase price was $613.0 million consisting of cash consideration of $201.4 million and 48,218,063 shares of our Class A Common Stock with a fair value of $411.6 million as of the close of business on the transaction date.

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

In the long-term, we believe that the COVID-19 pandemic and the subsequent disruptions in global supply chains and logistics networks will encourage organizations to reassess their supply chain structure and may accelerate their adoption of solutions such as additive manufacturing, which could allow for greater flexibility through decentralized production capabilities, on-demand inventory resiliency, reductions in supply chain complexity and a reduced reliance on overseas manufacturing.

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

Pricing, Product Cost and Margins

We offer customers a range of additive manufacturing solutions spanning multiple price points, materials, throughput levels, operating environments and technologies to enable them to find the solution that achieves their specific goals. Pricing for these products may vary by region due to market-specific supply and demand dynamics and product lifecycles, and sales of certain products have, or are expected to have, higher gross margins than others. As a result, our financial performance depends, in part, on the mix of products we sell during a given period. In addition, we are subject to price competition, and our ability to compete in key markets will depend on the success of our investments in new technologies and cost improvements as well as our ability to efficiently and reliability introduce cost-effective additive manufacturing solutions for our customers.

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

Commercial Launch of Products

We continually invest in the development of new products and enhancements to existing products to meet constantly evolving customer demands, and during the three months ended March 31, 2022, we launched a number of new products. Prior to commercialization of new products, we must complete final testing, procurement and manufacturing ramp up of these products in-house or at our third-party contract manufacturers, as applicable. Any delays in successful completion of these steps may impact our ability to generate revenue from these products.

Acquisitions and Transaction-Related Costs

Our growth relies heavily on the successful integration of acquired companies, including our ability to realize the anticipated business opportunities from combining operations in an efficient and effective manner. We expect that the results of our operations will fluctuate as we continue to integrate these businesses, and the technologies, products, and services that they offer. Additionally, our results of operations will be impacted by non-recurring transaction-related costs, including integration costs, severance costs and other costs associated with these acquisitions.

Results of Operations

Comparison of the three months ended March 31, 2022 and March 31, 2021

Revenue

The following table presents the revenue of each of our revenue streams, as well as the percentage of total revenue and change from the prior year.

	For the Three Months Ended March 31,
	2022		2021		Change in Revenues
(Dollars in thousands)	Revenue	% of Total	Revenue	% of Total	$	%
Products Revenue	$39,476	90%	$10,311	91%	$29,165	283%
Services Revenue	4,230	10%	1,002	9%	3,228	322%
Total Revenue	$43,706	100%	$11,313	100%	$32,393	286%

Total revenue for the three months ended March 31, 2022 and 2021 was $43.7 million and $11.3 million, respectively, an increase of $32.4 million, or 286%The increase in total revenue was attributable to an increase in revenue from both products and services.

We sold more products during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, leading to an approximately 283% increase in product revenue. This was primarily the result of an increase in unit shipments across a more varied product mix during the first quarter of 2022 and additional revenue in connection with acquisitions that occurred during 2021.

Services revenue increased approximately 322% during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily due to an increase in support and installation revenue from increased shipments during the period and additional revenue in connection with acquisitions.

The following table presents revenue by geographic region, as well as the percentage of total revenue and change from the prior period.

	For the Three Months Ended March 31,
	2022		2021		Change in Revenues
(Dollars in thousands)	Revenue	% of Total	Revenue	% of Total	$	%
Americas	$30,735	70%	$6,559	58%	$24,176	369%
EMEA (Europe, the Middle East and Africa)	9,793	23%	2,741	24%	7,052	257%
APAC (Asia‑Pacific)	3,178	7%	2,013	18%	1,165	58%
Total Revenue	$43,706	100%	$11,313	100%	$32,393	286%

Total revenue increased during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, due to an increase in unit shipments in all regions across a more varied product mix and additional revenue in connection with acquisitions.

Cost of Sales

Total cost of sales during the three months ended March 31, 2022 and 2021 was $45.0 million and $11.9 million, respectively, an increase of $33.1 million or 278%. The increase in total cost of sales was driven primarily by an increase in product cost of sales, which resulted from increased product sales. Additionally, cost of sales increased $4.9 million due to amortization from intangible assets acquired through acquisitions that are included in cost of sales.

Gross Loss and Gross Margin

The following table presents gross loss by revenue stream, as well as change in gross loss dollars from the prior period.

	For the Three
	Months Ended
	March 31,		Change in Gross
	2022	2021	Profit

(Dollars in thousands)	Gross Profit (Loss)		$	%
Products	$(2,426)	$(176)	$(2,250)	(1,278)%
Services	1,098	(411)	1,509	367%
Total	$(1,328)	$(587)	$(741)	(126)%

Total gross profit (loss) during the three months ended March 31, 2022 and 2021 was ($1.3) million and ($0.6) million, respectively. The decrease in gross profit of $0.7 million is driven primarily by an increase in amortization expense from acquisitions included in cost of goods sold as well as increased personnel expenses from hiring to support business growth. The decrease was partially offset by an increase in higher margin service revenue.

The following table presents gross margin by revenue stream, as well as the change in gross margin from the prior period.

	For the Three
	Months Ended		Change in Gross
	March 31,		Margin
	2022	2021	Percentage

(Dollars in thousands)	Gross Margin		Points	%
Products	(6)%	(2)%	(0.04)	(200)%
Services	26%	(41)%	0.67	163%
Total	(3)%	(5)%	0.02	40%

Total gross margin for the three months ended March 31, 2022 and 2021 was (3)% and (5)%, respectively. The increase in total gross margin was primarily due to the increase in gross margin from our service revenue, which resulted from greater absorption of fixed costs in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

Research and Development

Research and development expenses during the three months ended March 31, 2022 and 2021 were $24.6 million and $10.9 million, respectively, an increase of $13.7 million, or 126%. The increase in research and development expenses was due in part to 2021 acquisitions, which added $6.6 million. Compensation costs increased $5.1 million due to headcount growth, of which $3.4 million relates to equity compensation and $1.7 million relates to payroll costs, to support new product development and existing product enhancements. Additionally, engineering consulting costs increased $0.7 million as efforts continue on new product development and existing product enhancements.

Sales and Marketing

Sales and marketing expenses during the three months ended March 31, 2022 and 2021 were $19.7 million and $5.4 million, respectively, an increase of $14.3 million, or 265%. The increase in sales and marketing expenses was primarily due to increased expense related to acquired entities of $6.8 million. In addition, compensation costs increased $3.5 million, of which $0.9 million relates to equity compensation costs and $2.6 million relates to payroll costs, due to headcount growth and higher commission expenses in line with the increase in sales. Additionally, there was growth of $2.9 million in marketing program spend driven primarily by the commercialization of new products and related marketing efforts.

General and Administrative

General and administrative expenses during the three months ended March 31, 2022 and 2021 were $23.9 million and $13.8 million, respectively, an increase of $10.1 million, or 73%. The increase in general and administrative expenses was primarily due to increased expense related to acquired entities of $7.1 million. Additionally, compensation costs increased by $5.0 million, of which $2.6 million relates to equity compensation and $2.4 million relates to payroll costs, related to hiring to support public company requirements. The increase in general and administrative expenses was partially offset by a decrease of $2.9 million in accounting, auditing and legal fees due to a reduction in merger and acquisition activity.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability during the three months ended March 31, 2022, and 2021, were $0 and a $56.6 million loss, respectively. The warrant liability increased $56.6 million as a result of the remeasurement, which resulted in the $56.6 million loss during the three months ended March 31, 2021. As of March 2, 2021, all Private Placement Warrants were exercised and there was no outstanding warrant liability.

Interest Expense

There was no interest expense recognized during the three months ended March 31, 2022. Interest expense during the three months ended March 31, 2021 was $0.1 million. Interest expense decreased primarily due to the payoff of the term loan in June 2021.

Interest and Other Income, Net

Interest and other income, net during the three months ended  March 31, 2022 and 2021 and was ($1.8) million and $0.4 million, respectively. The decrease during the three months ended March 31, 2022 is attributable to a loss on the equity investment.

Income Taxes

We recorded an income tax benefit of $1.3 million during the three months ended March 31, 2022 compared  an income tax benefit of $27.9 million during for the three months ended March 31, 2021. The decrease was due to partial release of the valuation allowance related to the deferred tax liability acquired in the EnvisionTEC acquisition during the three months ended March 31, 2021.

We have provided a valuation allowance for all of our deferred tax assets as a result of our historical net losses in the jurisdictions in which we operate, except for Germany, Japan and Belgium. We continue to assess our future taxable income by jurisdiction based on our recent historical operating results, the expected timing of reversal of temporary differences, various tax planning strategies that we may be able to enact in future periods, the impact of potential operating changes on our business and our forecast results from operations in future periods based on available information at the end of each reporting period. To the extent that we are able to reach the conclusion that deferred tax assets are realizable based on any combination of the above factors in a single, or multiple, taxing jurisdictions, a reversal of the related portion of our existing valuation allowances may occur.

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

The items excluded from the non-GAAP financial measures often have a material impact on our financial results and such items often recur. Accordingly, the non-GAAP financial measures included in this Quarterly Report on Form 10-Q should be considered in addition to, and not as a substitute for, the comparable measures prepared in accordance with GAAP. The following tables reconcile each of these non-GAAP financial measures to its most closely comparable GAAP measure in our financial statements for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2022	2021
GAAP gross margin	$(1,328)	$(587)
Stock-based compensation included in cost of sales	487	117
Amortization of acquired intangible assets included in cost of sales	5,990	1,091
Acquisition-related and other transactional charges included in cost of sales	1,138	—
Inventory step-up adjustment in cost of sales	1,181	—
Non-GAAP gross margin	$7,468	$621

GAAP operating loss	$(69,479)	$(30,740)
Stock-based compensation	9,912	2,217
Amortization of acquired intangible assets	9,784	2,299
Inventory step-up adjustment in cost of sales	1,181	—
Acquisition-related and other transactional charges	3,986	4,984
Non-GAAP operating loss	$(44,616)	$(21,240)

GAAP net loss	$(69,944)	$(59,108)
Stock-based compensation	9,912	2,217
Amortization of acquired intangible assets	9,784	2,299
Inventory step-up adjustment in cost of sales	1,181	—
Acquisition-related and other transactional charges	3,986	4,984
Change in fair value of investments	1,700	—
Change in fair value of warrant liability	—	56,576
Non-GAAP net loss	$(43,381)	$6,968

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2022	2021
GAAP operating expenses	$68,151	$30,153
Stock-based compensation included in operating expenses	(9,425)	(2,100)
Amortization of acquired intangible assets included in operating expenses	(3,794)	(1,208)
Acquisition-related and other transactional charges included in operating expenses	(2,848)	(4,984)
Non-GAAP operating expenses	$52,084	$21,861

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA during the three months ended March 31, 2022 and 2021:

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2022	2021
Net loss attributable to common stockholders	$(69,944)	$(59,108)
Interest (income) expense, net	(32)	(42)
Income tax benefit	(1,256)	(27,920)
Depreciation and amortization	12,883	3,892
EBITDA	(58,349)	(83,178)
Change in fair value of warrant liability	—	56,576
Change in fair value of investments	1,700	—
Inventory step-up adjustment	1,181	—
Stock compensation expense	9,912	2,217
Acquisition-related and other transactional charges	3,986	4,984
Adjusted EBITDA	$(41,570)	$(19,401)

Liquidity and Capital Resources

We have incurred a net loss in each of our annual periods since our inception, and we have an accumulated deficit of $638.6 million as of March 31, 2022. We incurred net losses of $69.9 million and $59.1 million during the three months ended March 31, 2022 and 2021, respectively. We expect to continue to incur additional losses and negative cash flows from operations in the near term. As of March 31, 2022, we had $206.5 million in cash, cash equivalents, and short-term investments.

Since inception, we have received cumulative net proceeds from the Business Combination and the sale of our preferred and common stock of $973.4 million to fund our operations. As of March 31, 2022, our principal sources of liquidity were our cash, cash equivalents, and short-term investments of $206.5 million which are principally invested in money market funds and fixed income instruments.

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

In connection with the acquisition of Dental Arts Labs, we acquired a thirteen-month equipment financing agreement, or the Financing Agreement, in the amount of $0.5 million. The Financing Agreement provides for an advance payment of $0.5 million to secure equipment. Payments are made monthly under the Financing Agreement. As of March 31, 2022, we had made immaterial payments on the Financing Agreement.

In connection with the acquisition of A.I.D.R.O., we acquired three loans, the Bank Loans, totaling $1.1 million in aggregate. The Bank Loans have term of 4.5 years and mature from September 2024 through September 2025, with interest rates ranging from 1.70% to 2.10%. Payments of principal and interest are made quarterly. As of March 31, 2022, we had paid $0.3 million and $0.8 million remains outstanding.

Our material cash requirements have consisted of operating activities, research and development costs, purchase price for acquisitions, transaction costs and capital expenditures. We expect our cash expenditures to increase in connection with our ongoing activities, particularly as we continue to develop and launch new products. As of March 31, 2022, we had inventory purchase commitments of $42.1 million, with the majority payable within 12 months. In addition, as of March 31, 2022, we had lease payment obligations of $25.2 million, with $5.3 million payable within 12 months.

Capital expenditures for the three months ended March 31, 2022, totaled $4.6 million and consisted primarily of lab equipment. As of March 31, 2022, we had capital expenditure commitments of $0.3 million, all payable within 12 months. Our future cash requirements will depend on many factors including our revenue, research and development efforts, investments in, or acquisitions of, complementary or enhancing technologies or businesses, the impacts of the COVID-19 pandemic, the timing and extent of additional capital expenditures to invest in existing and new facilities, the expansion of sales and marketing and the introduction of new products.

We believe that our existing capital resources will be sufficient to support our operating plan and cash commitments for at least the next 12 months. As of March 31, 2022, we had $103.6 million in cash and cash equivalents, and $102.9 million in short-term liquid investments. This liquid asset balance significantly exceeds our current liabilities of $104.3 million as of the same date.

We expect to continue to incur net losses and negative cash flows from operations, particularly as we continue to invest in commercialization and new product development. Additionally, we may engage in future acquisitions which may require additional capital, and we may also dispose of assets or certain of our businesses. Based on current assumptions, we believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operations into the second half of 2023. This belief is based on assumptions that may change as a result of many factors currently unknown to us; however, we expect that we may need to further increase our capital resources by issuing additional shares of our capital stock or offering debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity, or shares of preferred stock. There is no assurance that sources of financing will be available on a timely basis, or on satisfactory terms, or at all. If we are unable to raise additional funds or reduce costs when needed, we may be required to delay, reduce, or terminate our product development and commercialization efforts, or forego attractive acquisition opportunities.

We intend to enact cost savings measures during 2022 to preserve capital. We are currently evaluating the specific initiatives we may undertake to reduce our operating expenses and manage our cash flows. We expect that these initiatives could include: disposing of certain of our assets, rationalizing our product portfolio, workforce adjustments based on changes to the business, manufacturing consolidation, improving our supply chain and logistics, improving our inventory management and consolidating certain of our facilities. We expect to incur costs in the near term in connection with these initiatives, including severance costs, lease termination costs and other costs to invest in operational improvements. These initiatives may not be successful, and they may not generate the cost savings we expect. Certain future events, such as a global recession, a material supply chain disruption or other events outside our control, may occur and could negatively impact our operating results and cash position and may require us to use our existing capital resources more quickly than we currently anticipate. These events may cause us to undertake additional cost savings measures or seek additional sources of financing.

Cash Flows

Since inception, we have primarily used proceeds from the Business Combination, issuances of preferred stock and debt instruments to fund our operations and complete acquisitions. The following table sets forth a summary of cash flows for the three months ended March 31, 2022, and 2021:

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2022	2021
Net cash used in operating activities	$(56,274)	$(41,129)
Net cash provided by (used in) investing activities	94,534	(182,053)
Net cash provided by financing activities	699	157,195
Net change in cash, cash equivalents, and restricted cash	$38,959	$(65,987)

Operating Activities

Net cash used in operating activities was $56.3 million for the three months ended March 31, 2022, primarily consisting of $69.9 million of net losses, adjusted for non-cash items, which primarily included depreciation and amortization expense of $12.9 million and stock-based compensation expense of $9.9 million, as well as a $11.2 million increase in cash consumed by working capital.

Net cash used in operating activities was $41.1 million for the three months ended March 31, 2021, primarily consisting of $59.1 million of net losses, adjusted for certain non-cash items, which primarily included loss on change in fair value of warrant liability of $56.6 million, depreciation and amortization expense of $3.9 million and stock-based compensation expense of $2.2 million, as well as a $17.0 million increase in cash consumed by working capital.

Investing Activities

Net cash provided by investing activities was $94.5 million for the three months ended March 31, 2022, primarily consisting of proceeds from sales and maturities of marketable securities of $98.6 million. We also purchased $4.1 million of property and equipment.

Net cash used in investing activities was $182.1 million for the three months ended March 31, 2021, primarily consisting of $137.6 million paid in cash to acquire EnvisionTEC, and purchases of marketable securities of $92.4 million, offset by proceeds from sales and maturities of marketable securities of $48.2 million. We purchased $0.3 million of property and equipment.

Financing Activities

Net cash provided by financing activities was $0.7 million for the three months ended March 31, 2022, consisting primarily of $0.9 million in proceeds from the exercise of stock options.

Net cash used in financing activities was $157.2 million for the March 31, 2021, consisting primarily of proceeds from the exercise of public warrants.

Critical Accounting Policies and Significant Estimates

There were no material changes in the first three months of 2022 to the information provided under the heading “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Off-Balance Sheet Arrangements

In the normal course of operations, ExOne’s German subsidiary, ExOne GmbH, issues short-term financial guarantees and letters of credit to third parties in connection with certain commercial transactions requiring security through a credit facility with a German bank. At March 31, 2022, total outstanding financial guarantees and letters of credit issued were $2.7 million. For further discussion related to financial guarantees and letters of credit, refer to Note 17 in our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and short-term investment portfolio. Our investment strategy is focused on preserving capital and supporting our liquidity requirements, while earning a reasonable market return. We invest in a variety of U.S. government securities, corporate debt securities, asset-backed securities, and commercial paper. The market value of our marketable securities may decline if current market interest rates rise. As of March 31, 2022, the fair value of our cash, cash equivalents, and short-term investments was $206.5 million. A 10% change in interest rates would have an immaterial impact on the fair value of our investment portfolio. Our marketable securities are recorded at fair value, and gains and losses from these securities are recognized within other comprehensive income as they occur.

Foreign Currency Risk

The majority of our operations in Europe and Asia use the local currency as the functional currency. We translate the financial statements of the operations in Europe in Asia to United States dollars and as such we are exposed to foreign currency risk. Currently, we do not use foreign currency forward contracts to manage exchange rate risk, as the amount subject to foreign currency risk is not material to our overall operations and results.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. As described in our Annual Report on Form 10-K for the year ended December 31, 2021, we identified material weaknesses in our internal control over financial reporting. As a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act is recorded, processed, summarized and reported as and when required.

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

Changes in Internal Control Over Financial Reporting

As a result of acquisitions during 2021, and related material weaknesses identified, we continue to review the internal controls of each of these subsidiaries and make appropriate changes as deemed necessary.

During the three months ended March 31, 2022, we continued to implement certain internal controls in connection with remediation efforts related to the material weaknesses identified in our Annual Report on Form 10-K for the year ended December 31, 2021. Except as noted in the preceding paragraph, there were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the year ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

●	We may experience significant delays in the design, production and launch of our additive manufacturing solutions, and we may be unable to successfully commercialize products on our planned timelines.
●	If demand for our products does not grow as expected, or if market adoption of additive manufacturing does not continue to develop, or develops more slowly than expected, our revenues may stagnate or decline, and our business may be adversely affected.
●	The additive manufacturing industry in which we operate is characterized by rapid technological change, which requires us to continue to develop new products and innovations to meet constantly evolving customer demands and which could adversely affect market adoption of our products.
●	As part of our growth strategy, we intend to acquire or make investments in other businesses, patents, technologies, products or services. Our efforts to do so, or our failure to do so successfully could disrupt our business and have an adverse impact on our financial condition.
●	We may experience difficulties in integrating the operations of ExOne, EnvisionTEC and other acquired companies into our business and in realizing the expected benefits of these acquisitions.
●	We are an early-stage company with a history of losses. We have not been profitable historically and may not achieve or maintain profitability in the future.
●	Future sales, or the perception of future sales, of our Class A common stock by us or our existing stockholders in the public market could cause the market price for our Class A common stock to decline.

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

Several of our announced additive manufacturing solutions are yet to be commercially released. There are often delays in the design, testing, manufacture and commercial release of new products, and any delay in the launch of our products could materially damage our brand, business, growth prospects, financial condition and operating results. Even if we successfully complete the design, testing and manufacture for one or all of our products under development, we may fail to develop a commercially successful product on the timeline we expect for a number of reasons, including:

●	misalignment between the products and customer needs;
●	lack of innovation of the product;
●	failure of the product to perform in accordance with the customer’s expectations or industry standards;
●	ineffective distribution and marketing;
●	delay in obtaining any required regulatory approvals;
●	unexpected production costs; or
●	release of competitive products.

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

We may not be able to realize the expected savings from future cost savings measures.

We intend to enact cost savings measures during 2022 to preserve capital. We expect to incur costs in connection with these cost savings initiatives. Our ability to achieve the anticipated cost savings and other benefits from these initiatives within the expected time frame is subject to many estimates and assumptions. There can be no assurance that the anticipated cost savings will be achieved, or that they will not be significantly and materially less than anticipated, or that the completion of such cost savings initiatives will be effectively accomplished. In addition, our ability to realize the anticipated cost savings are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, such as operating difficulties, supply chain disruptions or general economic or industry conditions. If we fail to realize the anticipated cost savings it could have a material negative impact on our results of operations and financial position.

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

The ongoing war in Ukraine could negatively impact global and regional financial markets which could result in businesses postponing spending in response to tighter credit, higher unemployment, financial market volatility, negative financial news, and other factors. In addition, our suppliers and contractors may have staff, operations, materials or equipment located in the Ukraine or Russia which could impact our supply chain or services being provided to us. Moreover, we outsource some of our software development and design to third-party contractors that have employees and consultants located in Ukraine, Russia and/or Belarus. Poor relations between the United States and Russia, sanctions by the United States and the European Union against Russia, and any escalation of political tensions or economic instability in the area could have an adverse impact on our third-party contractors. In particular, Russia’s invasion of Ukraine and the increased tensions among the United States, the North Atlantic Treaty Organization and Russia could increase the scope of armed conflict, cyberwarfare and economic instability that could disrupt or delay the operations of these resources in Russia, Belarus and/or Ukraine, disrupt or delay communication with such resources or the flow of funds to support their operations, or otherwise render our resources unavailable.

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

●	combining the companies’ operations and corporate functions;
●	combining the businesses of Desktop Metal and ExOne and meeting the capital requirements of the combined company, in a manner that permits the combined company to achieve any cost savings or other synergies anticipated to result from the ExOne Acquisition, the failure of which would result in the anticipated benefits of the ExOne Acquisition not being realized in the time frame currently anticipated or at all;
●	integrating personnel from the two companies, especially in the COVID-19 environment which has required many Desktop Metal and ExOne employees to work remotely across several locations;
●	integrating and unifying the offerings and services available to customers;
●	identifying and eliminating redundant and underperforming functions, product lines, and assets;
●	harmonizing the companies’ operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;
●	maintaining existing agreements with customers, suppliers, distributors and vendors, avoiding delays in entering into new agreements with prospective customers, suppliers, distributors and vendors, and leveraging relationships with such third parties for the benefit of the combined company;
●	addressing possible differences in business backgrounds, corporate cultures and management philosophies;
●	consolidating the companies’ administrative and information technology infrastructure;
●	coordinating distribution and marketing efforts;
●	coordinating geographically dispersed organizations; and
●	effecting actions that may be required in connection with obtaining regulatory or other governmental approvals.

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

We experienced net losses in each year from our inception, including net losses of $240.3 million and $34.0 million for the years ended December 31, 2021 and 2020, respectively, and $69.9 million for the three months ended March 31, 2022. We believe we will continue to incur operating losses and negative cash flow in the near-term as we continue to invest significantly in our business, in particular across our research and development efforts and sales and marketing programs. These investments may not result in increased revenue or growth in our business or enable us to achieve profitability.

In addition, as a public company, we incur significant additional legal, accounting and other expenses. As we acquire and integrate companies, we will also incur additional legal, accounting and other expenses. These increased expenditures may make it harder for us to achieve and maintain future profitability. Revenue growth and growth in our customer base may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Quarterly Report on Form 10-Q, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. As a result, our losses may be larger than anticipated, we may incur significant losses for the foreseeable future, and we may not achieve profitability, and even if we do, we may not be able to maintain or increase profitability. Furthermore, if our future growth and operating performance fail to meet investor or securities analyst expectations, or if we have future negative cash flow or losses resulting from our investment in acquiring customers or expanding our operations, this could have a material adverse effect on our business, financial condition and results of operations.

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

We may fail to meet our publicly announced guidance or other expectations about our business, which would cause our stock price to decline.

We provide guidance regarding our expected revenue and Adjusted EBITDA, and we may in the future provide guidance regarding other measures of financial and business performance.

It is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. Correctly predicting future events is inherently an uncertain process, and our guidance may not ultimately be accurate. Our guidance is based on certain assumptions such as anticipated production and sales volumes, material costs and planned cost reductions. In addition, we have implemented, and in the foreseeable future expect continue to implement, a number of cost saving measures in order to contain costs from our acquisitions. Those measures may not have their intended effect, and we may not adequately be able to implement them. Even if the measures we implement lead to cost savings, those cost savings may not be sufficient or we may be unable to sustain the cost savings that we achieve. Our ability to achieve the anticipated cost savings and other benefits from these measures within the expected time frames is subject to many estimates and assumptions, and depends on many factors, some of which are beyond our control. If actual results differ from our guidance or from the expectations of securities analysts or investors, or we adjust our guidance in future periods, whether as a result of our inability to successfully implement our cost saving measures or because of other factors, the market value of our common stock could decline significantly.

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

In addition, our revenues and operating results may fluctuate from quarter-to-quarter and year-to-year due to our sales cycle and seasonality among our customers. Generally, our additive manufacturing solutions are subject to the adoption and capital expenditure cycles of our customers. As a result, we typically conduct a larger portion of our business during the fourth quarter of our fiscal year relative to the other quarters. Our quarterly sales also have often reflected a pattern in which a disproportionate percentage of each quarter’s total sales occurs towards the end of the quarter. This uneven sales pattern makes predicting revenue, earnings, cash flow from operations, adjusted EBITDA and working capital for each period difficult, increases the risk of unanticipated variations in our quarterly results and financial condition, and places pressure on our inventory management and logistics systems. We face a number of uncertainties related to our ability to achieve our targets in a given quarter, including: we may be unable to obtain materials as a result of global supply chain issues, our customers may decline or be unable to take delivery of products during holidays, and we may not receive our expected level of purchase orders or payments. If these or other events were to occur, our results for a given quarter could be negatively impacted, and may vary materially and adversely from our stated expectations and the estimates or expectations of securities research analysts, investors and other market participants.

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

We operate in a number of countries throughout the world, including countries known to have a reputation for corruption. Doing business on a global basis requires us to comply with anti-corruption laws and regulations imposed by governments around the world with jurisdiction over our operations, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010, as well as the laws of the countries where we do business. We are also subject to various trade restrictions, including trade and economic sanctions and export controls, imposed by governments around the world with jurisdiction over our operations. For example, in accordance with trade sanctions administered by the Office of Foreign Assets Control and the U.S. Department of Commerce, we are prohibited from engaging in transactions involving certain persons and certain designated countries or territories, including Russia, Belarus, Cuba, Iran, Syria, North Korea and the Crimea Region of Ukraine. In addition, our products are subject to export regulations that can involve significant compliance time and may add additional overhead cost to our products. In recent years the U.S. government has had a renewed focus on export matters. For example, the Export Control Reform Act of 2018 and regulatory guidance have imposed additional controls, and may result in the imposition of further additional controls, on the export of certain “emerging and foundational technologies.” Our current and future products may be subject to these heightened regulations, which could increase our compliance costs.

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

The SEC’s recently-proposed rules on climate change disclosures, if adopted, will increase our costs and expenditures. The cost of complying with other current and future environmental, health and safety laws applicable to our operations, or the liabilities arising from past releases of, or exposure to, hazardous substances, may result in future expenditures. Any of these developments, alone or in combination, could have an adverse effect on our business, financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

All issuances of unregistered securities by us during the three months ended March 31, 2022 have been included previously in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

The following table sets forth purchases of our common stock for the three months ended March 31, 2022:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
January 1, 2022 through January 31, 2022	—	$—	—	—
February 1, 2022 through February 28, 2022	28,269	$3.92	—	—
March 1, 2022 through March 31, 2022	11,451	$4.09	—	—
Total	39,720		—

(1) All of the shares were withheld from employees in satisfaction of minimum tax withholding obligations associated with the issuance of shares of Class A common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

The exhibits listed in the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q and are incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Exhibit		Form	Exhibit	Filing Date
10.1	Termination of Amended and Restated Registration Rights Agreement, dated as of March 31, 2022, by and among Desktop Metal and the stockholders named therein			*
10.2	Separation Agreement, dated as of April 30, 2022, by and between Desktop Metal and Ilya Mirman			*
10.3	Lease Agreement for Commercial Premises dated December 10, 2019 between ExOne GmbH and Solidas Immobilien und Grundbesitz GmbH			*
10.4	Addendum No. 1 to Lease Agreement for Commercial Premises dated December 10, 2019 between ExOne GmbH and Solidas Immobilien und Grundbesitz GmbH			*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)			*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)			*
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350			*
101.INS	Inline XBRL Instance Document			*
101.SCH	Inline XBRL Taxonomy Extension Schema Document			*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document			*
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document			*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document			*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)			*
*	Filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESKTOP METAL, INC.

Date: May 10, 2022	By:	/s/ Ric Fulop
Ric Fulop
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2022	By:	/s/ James Haley
James Haley
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)