Form 10-Q
period 2022-06-30
Desktop Metal, Inc.
filed 2022-08-08
CIK 1754820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-38835

DESKTOP METAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	83-2044042
(State of Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)

63 3rd Avenue, Burlington, MA	01803
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (978) 224-1244

Securities registered pursuant to Section 12(b) of the Act:

Name Of Each Exchange
Title of Each Class	Trading Symbol(s)	On Which Registered
Class A Common Stock, $0.0001 Par Value per Share	DM	New York Stock Exchange

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

As of August 5, 2022, there were 315,570,246 shares of the registrant’s Class A common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DESKTOP METAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$107,966	$65,017
Current portion of restricted cash	3,152	2,129
Short‑term investments	147,774	204,569
Accounts receivable	37,291	46,687
Inventory	88,609	65,399
Prepaid expenses and other current assets	21,086	18,208
Total current assets	405,878	402,009
Restricted cash, net of current portion	1,112	1,112
Property and equipment, net	57,667	58,710
Goodwill	377,710	639,301
Intangible assets, net	238,069	261,984
Other noncurrent assets	30,713	25,480
Total Assets	$1,111,149	$1,388,596
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$29,309	$31,558
Customer deposits	12,050	14,137
Current portion of lease liability	5,169	5,527
Accrued expenses and other current liabilities	29,154	33,829
Current portion of deferred revenue	17,746	18,189
Current portion of long‑term debt, net of deferred financing costs	587	825
Total current liabilities	94,015	104,065
Long-term debt, net of current portion	430	548
Convertible notes	111,420	—
Contingent consideration, net of current portion	1,160	4,183
Lease liability, net of current portion	18,040	13,077
Deferred revenue, net of current portion	4,326	4,508
Deferred tax liability	7,961	10,695
Other noncurrent liabilities	2,657	3,170
Total liabilities	240,009	140,246
Commitments and Contingencies (Note 17)
Stockholders’ Equity
Preferred Stock, $0.0001 par value—authorized, 50,000,000 shares; no shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Common Stock, $0.0001 par value—500,000,000 shares authorized; 315,292,925 and 311,737,858 shares issued at June 30, 2022 and December 31, 2021, respectively, 315,147,677 and 311,473,950 shares outstanding at June 30, 2022 and December 31, 2021, respectively	32	31
Additional paid‑in capital	1,851,836	1,823,344
Accumulated deficit	(935,827)	(568,611)
Accumulated other comprehensive loss	(44,901)	(6,414)
Total Stockholders’ Equity	871,140	1,248,350
Total Liabilities and Stockholders’ Equity	$1,111,149	$1,388,596

See notes to condensed consolidated financial statements

DESKTOP METAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues
Products	$52,672	$17,560	$92,148	$27,871
Services	5,002	1,417	9,232	2,419
Total revenues	57,674	18,977	101,380	30,290
Cost of sales
Products	44,913	15,490	86,815	25,977
Services	4,364	1,115	7,496	2,528
Total cost of sales	49,277	16,605	94,311	28,505
Gross profit	8,397	2,372	7,069	1,785
Operating expenses
Research and development	31,370	15,651	55,975	26,509
Sales and marketing	20,406	10,894	40,070	16,343
General and administrative	19,691	13,142	43,573	26,988
In-process research and development assets acquired	—	10,400	—	10,400
Goodwill impairment	229,500	—	229,500	—
Total operating expenses	300,967	50,087	369,118	80,240
Loss from operations	(292,570)	(47,715)	(362,049)	(78,455)
Change in fair value of warrant liability	—	—	—	(56,576)
Interest expense	(633)	(51)	(601)	(125)
Interest and other (expense) income, net	(5,013)	268	(6,766)	630
Loss before income taxes	(298,216)	(47,498)	(369,416)	(134,526)
Income tax benefit	944	4,318	2,200	32,238
Net loss	$(297,272)	$(43,180)	$(367,216)	$(102,288)
Net loss per share—basic and diluted	$(0.95)	$(0.17)	$(1.17)	$(0.41)
Weighted average shares outstanding, basic and diluted	313,556,886	255,097,905	312,798,328	246,717,400

See notes to condensed consolidated financial statements.

DESKTOP METAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net loss	$(297,272)	$(43,180)	$(367,216)	$(102,288)
Other comprehensive (loss) income, net of taxes:
Unrealized gain (loss) on available-for-sale marketable securities, net	(41)	(5)	(29)	(4)
Foreign currency translation adjustment	(27,411)	130	(38,458)	117
Total comprehensive (loss) income, net of taxes of $0	$(324,724)	$(43,055)	$(405,703)	$(102,175)

See notes to condensed consolidated financial statements.

DESKTOP METAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share amounts)

	Three Months Ended June 30, 2022
					Accumulated
					Other
	Common Stock		Additional		Comprehensive	Total
	Voting		Paid‑in	Accumulated	(Loss)	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
BALANCE—April 1, 2022	312,825,572	$31	$1,833,998	$(638,555)	$(17,449)	$1,178,025
Exercise of Common Stock options	234,307	—	364	—	—	364
Vesting of restricted Common Stock	29,171	—	—	—	—	—
Vesting of restricted stock units	1,962,846	1	—	—	—	1
Net settlement of shares for employee tax withholdings upon vesting of restricted stock units	(16,421)	—	(31)	—	—	(31)
Issuance of Common Stock related to settlement of contingent consideration	112,202	—	500	—	—	500
Stock‑based compensation expense	—	—	17,005	—	—	17,005
Net loss	—	—	—	(297,272)	—	(297,272)
Other comprehensive income (loss)	—	—	—	—	(27,452)	(27,452)
BALANCE—June 30, 2022	315,147,677	$32	$1,851,836	$(935,827)	$(44,901)	$871,140

	Six Months Ended June 30, 2022
					Accumulated
					Other
	Common Stock		Additional		Comprehensive	Total
	Voting		Paid‑in	Accumulated	(Loss)	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
BALANCE—January 1, 2022	311,473,950	$31	$1,823,344	$(568,611)	$(6,414)	$1,248,350
Exercise of Common Stock options	1,021,000	—	1,264	—	—	1,264
Vesting of restricted Common Stock	113,555	—	—	—	—	—
Vesting of restricted stock units	2,483,111	1	—	—	—	1
Repurchase of shares for employee tax withholdings	(56,141)	—	(189)	—	—	(189)
Issuance of Common Stock related to settlement of contingent consideration	112,202	—	500	—	—	500
Stock‑based compensation expense	—	—	26,917	—	—	26,917
Net loss	—	—	—	(367,216)	—	(367,216)
Other comprehensive income (loss)	—	—	—	—	(38,487)	(38,487)
BALANCE—June 30, 2022	315,147,677	$32	$1,851,836	$(935,827)	$(44,901)	$871,140

	Three Months Ended June 30, 2021
					Accumulated
					Other
	Common Stock		Additional		Comprehensive	Total
	Voting		Paid‑in	Accumulated	(Loss)	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
BALANCE—April 1, 2021	252,436,919	$25	$1,326,945	$(387,385)	$(21)	$939,564
Exercise of Common Stock options	2,683,506	—	3,485	—	—	3,485
Vesting of restricted Common Stock	56,015	—	—	—	—	—
Vesting of restricted stock units	28,656	—	—	—	—	—
Repurchase of shares for employee tax withholdings	(6,931)	—	(91)	—	—	(91)
Issuance of Common Stock for acquisitions	4,013,196	1	49,141	—	—	49,142
Issuance of common stock for acquired in-process research and development	334,370	—	4,300	—	—	4,300
Stock‑based compensation expense	—	—	3,999	—	—	3,999
Net loss	—	—	—	(43,180)	—	(43,180)
Other comprehensive income (loss)	—	—	—	—	125	125
BALANCE—June 30, 2021	259,545,731	$26	$1,387,779	$(430,565)	$104	$957,344

	Six Months Ended June 30, 2021
					Accumulated
					Other
	Common Stock		Additional		Comprehensive	Total
	Voting		Paid‑in	Accumulated	(Loss)	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
BALANCE—January 1, 2021	224,626,597	$23	$844,188	$(328,277)	$(9)	$515,925
Exercise of Common Stock options	2,846,734	—	3,665	—	—	3,665
Vesting of restricted Common Stock	112,030	—	—	—	—	—
Vesting of restricted stock units	43,921	—	—	—	—	—
Repurchase of shares for employee tax withholdings	(9,172)	—	(145)	—	—	(145)
Issuance of Common Stock for acquisitions	9,049,338	1	208,988	—	—	208,989
Issuance of common stock for acquired in-process research and development	334,370	—	4,300	—	—	4,300
Stock‑based compensation expense	—	—	6,216	—	—	6,216
Vesting of Trine Founder shares	1,850,938	—	—	—	—	—
Exercise of warrants	20,690,975	2	320,567	—	—	320,569
Net loss	—	—	—	(102,288)	—	(102,288)
Other comprehensive income (loss)	—	—	—	—	113	113
BALANCE—June 30, 2021	259,545,731	$26	$1,387,779	$(430,565)	$104	$957,344

See notes to condensed consolidated financial statements.

DESKTOP METAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(367,216)	$(102,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,602	9,524
Stock‑based compensation	26,917	6,216
Goodwill impairment	229,500	—
Change in fair value of warrant liability	—	56,576
Change in fair value of subscription agreement	—	474
Amortization (accretion) of discount on investments	390	1,304
Amortization of debt financing cost	—	9
Amortization of deferred costs on convertible notes	39	—
Provision for bad debt	554	164
Acquired in-process research and development	—	10,400
Loss (gain) on disposal of property and equipment	156	(7)
Foreign exchange (gains) losses on intercompany transactions, net	443	—
Net increase (decrease) in accrued interest related to marketable securities	917	(1,062)
Net unrealized (gain) loss on equity investment	5,080	—
Net unrealized (gain) loss on other investments	800	(517)
Deferred tax benefit	(2,188)	(32,535)
Change in fair value of contingent consideration	4	—
Foreign currency transaction (gain) loss	(13)	—
Changes in operating assets and liabilities:
Accounts receivable	8,250	(3,584)
Inventory	(25,384)	(6,635)
Prepaid expenses and other current assets	(2,994)	(3,732)
Other assets	1,117	(170)
Accounts payable	(2,767)	(155)
Accrued expenses and other current liabilities	(7,337)	(5,119)
Customer deposits	(1,412)	(1,372)
Current portion of deferred revenue	(70)	693
Change in right of use assets and lease liabilities, net	(1,467)	(92)
Other liabilities	30	—
Net cash used in operating activities	(111,049)	(71,908)
Cash flows from investing activities:
Purchases of property and equipment	(6,747)	(1,355)
Purchase of other investments	—	(3,620)
Proceeds from sale of property and equipment	6	—
Purchase of marketable securities	(126,771)	(281,438)
Proceeds from sales and maturities of marketable securities	177,150	66,741
Cash paid to acquire in-process research and development	—	(6,050)
Cash paid for acquisitions, net of cash acquired	(23)	(161,837)
Net cash provided by (used in) investing activities	43,615	(387,559)
Cash flows from financing activities:
Proceeds from the exercise of stock options	1,266	3,665
Proceeds from the exercise of stock warrants	—	170,665
Payment of taxes related to net share settlement upon vesting of restricted stock units	(191)	(145)
Repayment of loans	(231)	—
Proceeds from issuance of convertible notes	115,000	—
Costs incurred in connection with the issuance of convertible notes	(3,619)	—
Repayment of term loan	—	(10,000)
Net cash provided by financing activities	112,225	164,185
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(819)	20
Net increase (decrease) in cash, cash equivalents, and restricted cash	43,972	(295,262)
Cash, cash equivalents, and restricted cash at beginning of period	68,258	484,137
Cash, cash equivalents, and restricted cash at end of period	$112,230	$188,875

	Six Months Ended June 30,
	2022	2021
Supplemental disclosures of cash flow information

Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total shown in the condensed consolidated statements of cash flows:

Cash and cash equivalents	$107,966	188,199
Restricted cash included in other current assets	3,152	—
Restricted cash included in other noncurrent assets	1,112	676
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$112,230	$188,875

Supplemental cash flow information:
Interest paid	$—	$125
Taxes paid	$—	$150

Non‑cash investing and financing activities:
Net unrealized (gain) loss on investments	$29	$4
Exercise of private placement warrants	$—	$149,904
Common Stock issued for acquisitions	$—	$208,989
Common Stock issued for acquisition of in-process research and development	$—	$4,300
Common Stock issued for settlement of contingent consideration	$500	$—
Cash held back in acquisitions	$—	$50
Additions to right of use assets and lease liabilities	$7,784	$852
Purchase of property and equipment included in accounts payable	$1,022	$—
Purchase of property and equipment included in accrued expense	$—	$33
Contingent consideration in connection with acquisitions	$—	$6
Transfers from property and equipment to inventory	$1,954	$—
Transfers from inventory to property and equipment	$1,531	$—
Deferred contract costs	$1,341	$—

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

Risks and Uncertainties

The Company is subject to a number of risks similar to those of other companies of similar size in its industry, including, but not limited to, the need for successful development of products, the need for additional funding, competition from substitute products and services from larger companies, protection of proprietary technology, patent litigation, dependence on key individuals, and risks associated with changes in information technology. The Company has financed its operations to date primarily with proceeds from the sale of preferred stock, the Business Combination, and the sale of convertible senior notes due in 2027 (the “2027 Notes”) in May 2022. The Company’s long-term success is dependent upon its ability to successfully market its products and services; generate revenue; maintain or reduce its operating costs and expenses; meet its obligations; obtain additional capital when needed; and, ultimately, achieve profitable operations. Management believes that existing cash and short-term investments as of June 30, 2022 will be sufficient to fund operating and capital expenditure requirements through at least twelve months from the date of issuance of these consolidated financial statements.

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

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a disease caused by a novel strain of the coronavirus (“COVID-19”) to be a pandemic. As of June 30, 2022, the impact of the COVID-19 pandemic continues to unfold and there has been uncertainty and disruption in the global economy and financial markets. The Company has considered the COVID-19 pandemic related impacts on its estimates, as appropriate, within its consolidated financial statements and there may be changes to those estimates in future periods.

The COVID-19 pandemic, as well as the response to mitigate the spread and effects of COVID-19, may impact the Company and its customers, as well as the demand for its products and services. The impact of COVID-19 on the Company’s operational results in subsequent periods will largely depend on future developments, and cannot be accurately predicted. These developments may include, but are not limited to, new information concerning the severity of COVID-19, the degree of success of actions take to contain or treat COVID-19, the severity and impact of new variants of COVID-19, and the reactions by consumers, companies, governmental entities, and capital markets to such actions.

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the financial statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to the significant accounting policies from the Annual Report on Form 10-K for the year ended December 31, 2021.

Recently Issued Accounting Standards

Recently Adopted Accounting Guidance

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which reduced the number of models used to account for convertible instruments, amends the accounting for certain contracts in an entity’s own equity that would have previously been accounted for as derivatives and modified the diluted earnings per share calculations for convertible instruments. We adopted ASU 2020-06 on January

1, 2022. As a result of the adoption of ASU 2020-06, the convertible notes issued in May 2022 were considered to be debt with no allocation to equity.

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

3. REVENUE RECOGNITION

Contract Balances

The Company’s deferred revenue balance was $22.1 million and $22.7 million as of June 30, 2022 and December 31, 2021, respectively. During the three and six months ended June 30, 2022, the Company recognized $3.5 million and $10.4 million of existing deferred revenue from 2021. The deferred revenue consists of billed post-installation customer support and maintenance, cloud-based software licenses that are recognized ratably over the term of the agreement, and contracts that have outstanding performance obligations or contracts that have acceptance terms that have not yet been fulfilled.

Contract assets were not significant during the six months ended June 30, 2022 and 2021

Remaining Performance Obligations

At June 30, 2022, the Company had $22.1 million of remaining performance obligations, also referred to as backlog, of which approximately $17.7 million is expected to be fulfilled over the next 12 months, notwithstanding uncertainty related to the impact of COVID-19, including, but not limited to, international shipping and travel restrictions brought about by COVID-19, which could have an adverse effect on the timing of delivery and installation of products and/or services to customers. In addition, the Company also had customer deposits of $12.1 million at June 30, 2022.

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

Subsequent to the acquisition date, the Company made certain measurement period adjustments to the preliminary purchase price allocation, which resulted in decrease to goodwill of $3.4 million. The decrease was primarily due to a decrease in deferred income tax liabilities of $4.1 million and a decrease in deferred revenue of $0.2 million related to the adoption of ASU 2021-08 and a decrease in inventory of $1.0 million related to obsolete inventory. Additionally, the Company recorded a measurement period adjustment of $0.3 million related to certain assets acquired and liabilities assumed due to clarification of information utilized to determine fair value during the measurement period. As of December 31, 2021, the measurement period was completed.

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

Subsequent to the acquisition date, the Company made a measurement period adjustment to the preliminary purchase price allocation, which resulted in a decrease to goodwill of $0.2 million. The decrease was due to a decrease in deferred income tax liabilities of $0.2 million. As of May 7, 2022, the measurement period was completed.

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

The acquisition included contingent consideration related to revenue metrics and technical milestones, with a fair value of $6.1 million as of the date of acquisition and a fair value of $4.2 million as of June 30, 2022. The Company will pay up to $5.5 million of contingent consideration based on stated revenue metrics, which had a fair value of $4.6 million as of the date of acquisition. During the three months ended June 30, 2022, based on the relevant revenues earned during the first year of the three-year contingent consideration period, the Company paid $1.0 million in cash and $0.5 million in shares to Aerosint shareholders, resulting in a reduction of the contingent consideration liability, which has a fair value of $2.6 million as of June 30, 2022. If Aerosint reaches certain product mass production technical milestones, the Company will pay out a maximum of $2.0 million in contingent consideration, which had a fair value of $1.5 million as of the date of acquisition, and a fair value of $1.6 million as of June 30, 2022. As of the date of acquisition, the fair value of the short-term liability was $1.4 million, and the long-term liability was $4.7 million, which the Company recorded in accrued expenses and other current liabilities and contingent consideration, net of current portion, on the condensed consolidated balance sheets. As of June 30, 2022, $1.4 million of contingent consideration is recorded in accrued expenses and other current liabilities and $1.2 million is recorded in contingent consideration, net of current portion, in the condensed consolidated balance sheets.

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

Subsequent to the acquisition date, the Company made a measurement period adjustment to the preliminary purchase price allocation, which resulted in a decrease to goodwill of $0.6 million. The decrease was due to a decrease in deferred income tax liabilities. As of June 24, 2022, the measurement period was completed.

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

Acquisition of A.I.D.R.O.

On September 7, 2021, the Company purchased the entire corporate capital of A.I.D.R.O. Srl (“A.I.D.R.O.”). This acquisition expanded the Company’s parts production capabilities and application expertise in the hydraulics industry. The purchase price for the A.I.D.R.O. acquisition was $5.7 million paid in cash, of which $4.9 million was paid at closing and the remaining $0.8 million was deposited to an escrow account subsequent to June 30, 2022. The Company also issued 364,050 restricted stock units with a grant date fair value of $3.2 million, which are subject to a four-year vesting period and continuing employment. The Company will recognize compensation expense for these restricted stock units over the vesting period.

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

Acquisition of Meta Additive

On September 9, 2021, the Company acquired Meta Additive Ltd (“Meta Additive”), pursuant to a Stock Purchase Agreement of the same date. Meta Additive is engaged in research and development of binder jet printing. The purchase price consisted of cash consideration of $15.2 million, including transaction costs of $0.2 million. The Company concluded the arrangement did not result in the acquisition of a business, as substantially all of the fair value of the gross assets acquired was concentrated in in-process research and development for which there was no alternative future use. The Company accounted for the arrangement as an asset acquisition. In connection with the acquisition, the Company issued 1,101,592 restricted stock units with a fair value of $9.0 million as of the acquisition date to retain key employees of Meta Additive through the expected term to complete the development, which vest over a service period of 4 years and are accounted for as post-combination expense. During the three months ended June 30, 2022, per the terms of the acquisition agreement, the Company accelerated 895,044 RSUs for certain key employees in connection with the Initiative described in Note 24. Restructuring Charges.

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

5. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company’s cash equivalents and short-term investments are invested in the following (in thousands):

	June 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$89,044	$—	$—	$89,044
Commercial paper	4,986	—	—	4,986
Total cash equivalents	94,030	—	—	94,030
Commercial paper	74,021	—	—	74,021
Corporate bonds	26,976	5	(31)	26,950
U.S. Treasury securities	34,809	—	(38)	34,771
Government bonds	9,708	4	(19)	9,693
Total short-term investments	145,514	9	(88)	145,435
Total cash equivalents and short-term investments	$239,544	$9	$(88)	$239,465

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$46,521	$—	$—	$46,521
Total cash equivalents	46,521	—	—	46,521
Commercial paper	70,401	—	—	70,401
Corporate bonds	65,645	—	(28)	65,617
Government bonds	36,487	—	(11)	36,476
Asset-backed securities	24,665	—	(10)	24,655
Total short-term investments	197,198	—	(49)	197,149
Total cash equivalents and short-term investments	$243,719	$—	$(49)	$243,670

During the year ended December 31, 2021, the Company made a $20.0 million investment in equity securities of a publicly-traded company. The Company records this investment at fair value, which was $2.3 million as of June 30, 2022. Prior to the investment, the Company entered into a subscription agreement to purchase the investment, resulting in a subscription agreement liability which was derecognized upon investment. During the three and six months ended June 30, 2022, the Company recorded an unrealized loss due to the change in fair value of the equity securities of $4.2 million and $5.9 million, respectively, in interest and other (expense) income, net in the consolidated statements of operations.

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

The following fair value hierarchy table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the inputs the Company utilized to determine such fair value (in thousands):

	June 30, 2022
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Items	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$89,044	$—	$—	$89,044
Commercial paper	—	79,007	—	79,007
Corporate bonds	—	26,950	—	26,950
U.S. Treasury securities	—	34,771	—	34,771
Government bonds	—	9,693	—	9,693
Equity securities	2,340	—	—	2,340
Other investments	—	—	5,950	5,950
Total assets	$91,384	$150,421	$5,950	$247,755
Liabilities:
Contingent consideration	$—	$—	$4,159	$4,159
Total liabilities	$—	$—	$4,159	$4,159

	December 31, 2021
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Items	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$46,521	$—	$—	$46,521
Commercial paper	—	70,401	—	70,401
Corporate bonds	—	65,617	—	65,617
Government bonds	—	36,476	—	36,476
Asset-backed securities	—	24,655	—	24,655
Equity securities	7,420	—	—	7,420
Other investments	—	—	6,750	6,750
Total assets	$53,941	$197,149	$6,750	$257,840
Liabilities:
Contingent consideration	$—	$—	$5,654	$5,654
Total liabilities	$—	$—	$5,654	$5,654

The Company has determined that the estimated fair value of its corporate bonds and commercial paper are reported as Level 2 financial assets as they are based on model-driven valuations in which all significant inputs are observable, or can be derived from or corroborated by observable market data for substantially the full term of the asset.

Equity securities include investments made via publicly-traded securities. The Company has determined that the estimated fair value of its equity securities is reported as Level 1 financial assets as they are based on quoted market prices in active markets for identical assets. During the three and six months ended June 30, 2022, the Company recorded an unrealized loss due to the change in fair value of the equity securities of $3.4 million and $5.1 million, respectively, in interest and other (expense) income, net in the consolidated statements of operations. Additionally, the Company recorded an initial subscription agreement liability of $0.5 million related to this investment and recognized a loss on the subscription agreement liability of $2.4 million during the year ended December 31, 2021. The initial subscription liability was recorded as a Level 3 liability as a result of the discount for lack of marketability. Upon investment, the liability was derecognized and the investment was recorded as a Level 3 investment because the equity securities were not registered for resale and a discount for lack of marketability was still applied. Subsequently, the securities were registered and the investment was transferred from Level 3 to Level 1.

Other investments include investments made via convertible debt instruments totaling $6.0 million. The other investments are reported as a Level 3 financial asset because the methodology used to develop the estimated fair values includes significant unobservable inputs reflecting management’s own assumptions. Assumptions used in fair valuing convertible debt instruments include the rights and obligations of the notes the Company holds as well as the probability of a qualified financing event, acquisition, or change in control. During the three and six months ended June 30, 2022, the Company recognized losses on convertible debt instruments of $4.2 million and $5.9 million, respectively. During the three and six months ended June 30, 2021, the Company recognized immaterial gains on convertible debt instruments in interest and other (expense) income, net in the condensed consolidated statements of operations.

The fair value of the Private Placement Warrants is estimated using the Black-Scholes option pricing model and is classified as a Level 3 financial instrument. The significant assumptions used in the model were the Company’s stock price, exercise price, expected term, volatility, interest rate, and dividend yield. During the six months ended June 30, 2022 and 2021, the Company recognized no gain or loss and a loss of $56.6 million, respectively, on the Private Placement Warrants. The Private Placement Warrants were all exercised as of March 2, 2021.

The contingent consideration liability was valued using a Monte Carlo simulation in a risk-neutral framework as well as a scenario based approach (both special cases of the income approach), based on key inputs that are not all observable in the market and is classified as a Level 3 liability. The Company assesses the fair value of the contingent consideration liability at each reporting period, with any subsequent changes to the fair value of the liability reflected in the condensed consolidated statement of operations until the liability is settled. During the three and six months ended June 30, 2022, the Company recognized a change in fair value of contingent consideration of $0.1 million change in fair value and no change in fair value, respectively. During the three months ended June 30, 2022, based on the relevant revenues earned during the first year of the three-year contingent consideration period, the Company paid $1.0 million in cash and $0.5 million in shares to Aerosint, resulting in a reduction of the contingent consideration liability.

The 2027 Notes are valued as a single liability measured at amortized cost, as no other features require bifurcation and recognition as derivatives.

There were no transfers between fair value measure levels during the six months ended June 30, 2022 and 2021. The following table presents information about the Company’s movement in Level 3 assets measured at fair value (in thousands):

	Six Months Ended June 30,
	2022	2021
Balance at beginning of period	$6,750	$3,000
Additions	—	3,620
Changes in fair value	(800)	517
Balance at end of period	$5,950	$7,137

The following table presents information about the Company’s movement in Level 3 liabilities measured at fair value (in thousands):

	Six Months Ended June 30,
	2022	2021
Balance at beginning of period	$5,654	$93,328
Additions	—	6,558
Changes in fair value	5	56,576
Payment of contingent consideration liability	(1,500)	—
Exercise of private placement warrants	—	(149,904)
Balance at end of period	$4,159	$6,558

7. ACCOUNTS RECEIVABLE

The components of accounts receivable are as follows (in thousands):

	June 30,	December 31,
	2022	2021
Trade receivables	$38,507	$47,352
Allowance for doubtful accounts	(1,216)	(665)
Total accounts receivable	$37,291	$46,687

The following table summarizes activity in the allowance for doubtful accounts (in thousands):

	June 30,	December 31,
	2022	2021
Balance at beginning of period	$665	$500
Provision for uncollectible accounts, net of recoveries	554	447
Uncollectible accounts written off	(3)	(282)
Balance at end of period	$1,216	$665

8. INVENTORY

Inventory consists of the following (in thousands):

	June 30,	December 31,
	2022	2021
Raw materials	$36,158	$24,887
Work in process	9,828	8,875
Finished goods:
Deferred cost of sales	6,309	6,999
Manufactured finished goods	36,314	24,638
Total finished goods	42,623	31,637
Total inventory	$88,609	$65,399

9. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consists of the following (in thousands):

	June 30,	December 31,
	2022	2021
Prepaid operating expenses	12,788	11,961
Prepaid taxes	1,818	1,981
Prepaid dues and subscriptions	2,097	1,889
Prepaid insurance	2,531	492
Government grants receivable	464	226
Prepaid rent	348	178
Other	1,040	1,481
Total prepaid expenses and other current assets	$21,086	$18,208

10. PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following (in thousands):

	June 30,	December 31,
	2022	2021
Equipment	$49,685	$42,892
Land and buildings	16,583	17,214
Automobiles	1,090	905
Furniture and fixtures	2,045	1,844
Computer equipment	2,401	1,725
Tooling	2,071	2,000
Software	2,499	2,346
Leasehold improvements	16,505	15,263
Construction in process	2,868	4,185
Property and equipment, gross	95,747	88,374
Less: accumulated depreciation	(38,080)	(29,664)
Total property and equipment, net	$57,667	$58,710

Depreciation and amortization expense was $3.1 million and $6.2 million for the three and six months ended June 30, 2022. Depreciation and amortization expense was $1.3 million and $2.8 million for the three and six months ended June 30, 2021.

11. GOODWILL & INTANGIBLE ASSETS

The carrying amount of goodwill at June 30, 2022 and December 31, 2021 was $377.7 million and $639.3 million respectively, and has been recorded in connection with the Company’s acquisitions. The goodwill activity is as follows (in thousands):

Goodwill
Balance at December 31, 2020	$2,252
Acquisition of EnvisionTEC	195,688
Acquisition of Adaptive3D	35,113
Acquisition of Aerosint	14,581
Acquisition of Dental Arts Labs	8,839
Acquisition of A.I.D.R.O.	3,515
Acquisition of Brewer Dental	2,463
Acquisition of May Dental	6,782
Acquisition of ExOne	374,636
Foreign currency translation adjustment	(4,568)
Balance at December 31, 2021	$639,301
May Dental working capital adjustment	23
Foreign currency translation adjustment	(32,114)
Goodwill impairment	(229,500)
Balance at June 30, 2022	$377,710

As of June 30, 2022, a quantitative interim goodwill impairment assessment was performed due to further sustained declines in the Company’s and comparable companies’ stock prices in the six months ended June 30, 2022.

The Company estimated the fair value using the discounted cash flow method under the income approach. The significant assumptions used in the valuation include revenue growth rates, future gross profit margins and operating expenses used to calculate projected future cash flows, determination of the weighted average cost of capital, and future economic and market conditions. The terminal value is based on an exit revenue multiple which requires significant assumptions regarding the selections of appropriate multiples that consider relevant market trading data. The Company bases its estimates and assumptions on its knowledge of the additive manufacturing industry, recent performance, expectations of future performance and other assumptions the Company believes to be reasonable.

The Company determined that the estimated fair value of the reporting unit was less than its carrying amount. The Company recorded a goodwill impairment charge of $229.5 million in the condensed consolidated statements of operations for the three and six months ended June 30, 2022.

Intangible assets consisted of the following (in thousands):

		June 30, 2022			December 31, 2021
	Weighted Average	Gross		Net	Gross		Net
	Remaining Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Lives (in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired technology	8.8	$195,489	$24,042	$171,447	$198,631	$11,421	$187,210
Trade name	10.5	12,452	1,524	10,928	12,475	684	11,791
Customer relationships	10.3	67,431	11,835	55,596	69,127	6,296	62,831
Capitalized software	1.0	518	420	98	518	366	152
Total intangible assets		$275,890	$37,821	$238,069	$280,751	$18,767	$261,984

During the three and six months ended June 30, 2022 and 2021, the Company recognized the following amortization expense (in thousands):

	Statement of	Three Months Ended June 30,		Six Months Ended June 30,
Category	Operations Line Item	2022	2021	2022	2021
Acquired technology	Cost of Sales	$5,950	$2,319	$11,940	$3,410
Acquired technology	Research and Development	405	506	848	1,012
Trade name	General and Administrative	421	170	843	250
Customer relationships	Sales and Marketing	2,866	1,273	5,768	1,894
Capitalized software	Research and Development	27	45	54	90
		$9,669	$4,313	$19,453	$6,656

The Company expects to recognize the following amortization expense (in thousands):

Amortization Expense
2022 (remaining 6 months)	$19,331
2023	41,451
2024	41,513
2025	39,029
2026	29,285
2027 and after	67,460
Total intangible amortization	$238,069

12. OTHER NONCURRENT ASSETS

The following table summarizes the Company’s components of other noncurrent assets (in thousands):

	June 30,	December 31,
	2022	2021
Right of use asset	$22,390	$17,794
Long-term deposits	626	390
Other investments	5,950	6,750
Other	1,747	546
Total other noncurrent assets	$30,713	$25,480

13. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the Company’s components of accrued expenses and other current liabilities (in thousands):

	June 30,	December 31,
	2022	2021
Compensation and benefits related	$9,913	$17,124
Professional services	2,112	2,659
Warranty reserve	3,863	4,048
Franchise and royalty fees	2,075	2,035
Current portion of contingent consideration	2,999	1,471
2027 Notes Interest	947	—
Inventory purchases	711	1,072
Commissions	1,835	849
Income tax payable	279	233
Sales and use and franchise taxes	102	274
Current portion of acquisition consideration	500	—
Other	3,818	4,064
Total accrued expenses and other current liabilities	$29,154	$33,829

As of June 30, 2022, and December 31, 2021, the Company has recorded $3.9 million and $4.0 million, respectively, of warranty reserve within accrued expenses and other current liabilities in the condensed consolidated balance sheets. Warranty reserve consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Warranty reserve, at the beginning of the period	$4,048	$1,553
Warranty reserve assumed in acquisition	—	1,389
Additions to warranty reserve	773	2,576
Claims fulfilled	(958)	(1,470)
Warranty reserve, at the end of the period	$3,863	$4,048

14. DEBT

2027 Convertible Notes—In May 2022, the Company issued an aggregate of $115.0 million principal amount of convertible senior notes due in 2027 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2027 Notes consisted of $100.0 million initial placement and an over-allotment option that provided the initial purchasers of the 2027 Notes with the option to purchase an additional $15.0 million aggregate principal amount of the 2027 Notes, which was fully exercised. The 2027 Notes were issued pursuant to an indenture dated May 13, 2022. The net proceeds from the issuance of the 2027 Notes were $111.4 million, after deducting the initial purchasers’ discounts and commissions and our estimated offering expenses. The issuance costs will be treated as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the 2027 Notes.

The 2027 Notes are senior unsecured obligations. The 2027 Notes accrue interest at a rate of 6.0% per annum, payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2022. The 2027 Notes will mature on May 15, 2027, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date.

Before November 15, 2026, holders of the 2027 Notes will have the right to convert their 2027 Notes only upon the occurrence of certain events and during specified periods, including:

●	if the last reported sale price per share of the Company’s Common Stock, par value $0.0001 per share exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;

●	if during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of 2027 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s Common Stock on such trading day and the conversion rate on such trading day;

●	upon the occurrence of certain corporate events or distributions on the Company’s Class A common stock; or

●	if the Company calls the 2027 Notes for redemption.

From and after November 15, 2026, holders of the 2027 Notes may convert their 2027 Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering cash and, if applicable, shares of its Class A common stock.

The initial conversion rate is 601.5038 shares of Class A common stock per $1,000 principal amount of 2027 Notes, which represents an initial conversion price of approximately $1.66 per share of Class A common stock. The conversion rate is subject to customary adjustments for certain events as described in the indenture governing the 2027 Notes. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the indenture governing the 2027 Notes) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

The Company may redeem for cash all or any portion of the 2027 Notes, at the Company’s option, on or after May 20, 2025, and on or before the 40th scheduled trading day immediately before the maturity date, but only if certain liquidity conditions are satisfied and the last reported sales price of the Company’s Class A common stock exceeds 130% of the conversion price then in effect on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice and (ii) the trading day immediately before the date the Company sends such notice.

However, the Company may not redeem less than all of the outstanding 2027 Notes unless at least $100.0 million aggregate principal amount of 2027 Notes are outstanding and not called for redemption as of the time the Company sends the related redemption notice. The redemption price will be a cash amount equal to the principal amount of the 2027 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, calling any 2027 Note for redemption will constitute a Make-Whole Fundamental Change with respect to that 2027 Note, in which case the conversion rate applicable to the conversion of that 2027 Note will be increased in certain circumstances if it is converted after it is called for redemption.

If certain corporate events that constitute a “Fundamental Change” (as defined in the indenture governing the 2027 Notes) occur, then, subject to a limited exception for certain cash mergers, holders of the 2027 Notes may require the Company to repurchase their 2027 Notes at a cash repurchase price equal to the principal amount of the 2027 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The definition of Fundamental Change includes certain business combination transactions involving the Company and certain de-listing events with respect to the Company’s Class A common stock.

The 2027 Notes are valued as a single liability measured at amortized cost, which approximates fair value, as no other features require bifurcation and recognition as derivatives. The following table presents the outstanding principal amount and carrying value of the 2027 Notes as of the date indicated (in thousands):

June 30,
2022
Principal	$115,000
Unamortized debt discount	(2,829)
Unamortized debt issuance costs	(751)
Net carrying value	$111,420

The annual effective interest rate for the 2027 Notes was approximately 6.1%. Interest expense related to the 2027 Notes for the period presented below are as follows (in thousands):

Three Months Ended June 30,
2022
Coupon interest	$947
Amortization of debt discount	32
Amortization of transaction costs	8
Total interest expense	$987

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

Bank Debt—In connection with the acquisition of A.I.D.R.O., the Company acquired three loans (“Bank Loans”) totaling $1.1 million in aggregate. The Bank Loans have term of 4.5 years and mature from September 2024 through September 2025, with interest rates ranging from 1.70% to 2.10%. Payments of principal and interest are made quarterly. During the three months ended June 30, 2022 the Company paid $0.1 million and as of June 30, 2022, $0.7 million remains outstanding. $0.3 million of the outstanding debt is recorded within current portion of long-term debt, net of deferred financing costs and $0.4 million is recorded within long-term debt, in the condensed consolidated balance sheets.

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

15. OTHER NONCURRENT LIABILITIES

The following table summarizes the Company’s components of other noncurrent liabilities (in thousands):

	June 30,	December 31,
	2022	2021
Taxes payable	$1,034	$1,034
Acquisition consideration	1,250	1,750
Other	373	386
Total other noncurrent liabilities	$2,657	$3,170

16. LEASES

Lessee

At June 30, 2022, the Company recorded $22.4 million as a right of use asset and $22.6 million as an operating lease liability. At December 31, 2021, the Company recorded $17.8 million as a right of use asset and $17.8 million as an operating lease liability. The Company assesses its right of use asset and other lease-related assets for impairment. There were no impairments recorded related to these assets during the three and six months ended June 30, 2022 and the year ended December 31, 2021.

The Company reviews all supplier, vendor, and service provider contracts to determine whether any service arrangements contain a lease component. The Company identified two service agreements that contain an embedded lease. The agreements do not contain fixed or minimum payments, and the variable lease expense was immaterial during the three and six months ended June 30, 2022 and 2021.

Information about other lease-related balances is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Lease cost
Operating lease cost	$1,319	$422	$2,779	$745
Finance lease cost	23	—	42	—
Short‑term lease cost	—	34	70	45
Variable lease cost	61	46	122	85
Total lease cost	$1,403	$502	$3,013	$875
Other Information
Operating cash flows used in operating leases	$1,631	$655	$3,095	$899
Operating cash flows used in finance leases	19	—	40	—
Weighted‑average remaining lease term—operating leases (years)	5.4	2.6	5.4	2.6
Weighted‑average remaining lease term—finance leases (years)	7.7	—	7.7	—
Weighted‑average discount rate—operating leases	3.9%	5.1%	3.9%	5.1%
Weighted‑average discount rate—finance leases	3.1%	—	3.1%	—

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

Future minimum lease payments under noncancelable operating leases, including immaterial future minimum lease payments under finance leases, at June 30, 2022, are as follows (in thousands):

	Operating Leases	Finance Leases
2022 (remaining 9 months)	$3,022	$40
2023	5,645	80
2024	4,264	75
2025	3,564	74
2026	3,316	74
2027 and after	5,164	379
Total lease payments	24,975	722
Less amount representing interest	(2,394)	(94)
Total lease liability	22,581	628
Less current portion of lease liability	(5,108)	(61)
Lease liability, net of current portion	$17,473	567

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

Lessor

The Company leases machinery and equipment to customers (principally 3D printing machines and related equipment) under lease arrangements classified as either operating leases or sales-type leases. At June 30, 2022, the Company estimated that the total fair market value approximated the related net book value of the machinery and equipment held under the Company’s operating lease arrangements. The Company’s net investment in sales-type lease arrangements at June 30, 2022 is immaterial and is recorded in prepaid expense and other current assets in the consolidated balance sheets. There was no net investment in sales-type lease arrangements at June 30, 2021.

The Company recognized the following components under operating and sales-type lease arrangements in the accompanying consolidated statements of operations and comprehensive loss for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Operating	Sales-type	Operating	Sales-type	Operating	Sales-type	Operating	Sales-type
Revenue	$124	—	$—	—	$217	—	$—	—
Interest Income (1)	—	8	—	—	—	16	—	—

(1) Interest income related to sales-type leases is recorded as a component of revenue in the consolidated statements of operations and comprehensive loss for each of the periods presented.

The Company’s net investment in sales-type leases consisted of the following:

	Six Months Ended June 30,
	2022	2021
Future minimum lease payments receivable	$411	$—
Less: Allowance for doubtful accounts	—	—
Net future minimum lease payments receivable	411	—
Less: Unearned interest income	(22)	—
Net investment in sales-type leases	$389	$—

The Company did not record any provisions for bad debt related to lessees during the three and six months ended June 30, 2022.

Future minimum lease receipts of non-cancellable operating and sales-type lease arrangements as of June 30, 2022 were as follows:

	Operating	Sales-type
2022	$—	$137
2023	—	274
2024	—	—
2025	—	—
2026	—	—
Thereafter	—	—
Total minimum lease payments	$—	$411
Less: Allowance for doubtful accounts		—
Less: Present value discount		(22)
Future minimum lease payments receivable		$389

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

On December 21, 2021, January 14, 2022, February 2, 2022 and February 22, 2022, four alleged shareholders of Desktop Metal stock filed purported securities class action complaints in the United States District Court for the District of Massachusetts. (Luongo v. Desktop Metal, D. Mass., Case No. 1:21-cv-12099-IT; Hathaway v. Desktop Metal, D. Mass., Case No. 1:22-cv-10059-IT; Guzman-Martinez v. Desktop Metal, D. Mass, Case No. 1:22-cv-10173, Xie v. Desktop Metal, Case No. 1:22-cv-10297-IT). Each complaint alleges that Desktop Metal and certain of its officers and directors violated Sections 10(b) and 20(a) of the Securities and Exchange Act by making false or misleading statements regarding EnvisionTEC’s manufacturing and product compliance practices and procedures. On February 4, 2022, the court issued an order consolidating the first three District of Massachusetts securities class actions. On July 7, 2022, the court appointed Sophia Zhou lead plaintiff for the class period of February 17, 2021 through November

15, 2021. The court also vacated its earlier order consolidating the Xie action with the other lawsuits and will allow that action to proceed separately, with a new notice to investors, based on a class period of January 15, 2021 to February 16, 2021.

On July 12, 2022, two alleged shareholders of Desktop Metal stock filed derivative actions purportedly on behalf of Desktop Metal in the United States District Court for the District of Massachusetts. (Keyser v. Fulop, et al., Case No. 1:22-cv-11117; Qi v. Fulop, et al., Case No. 1:22-cv-1118). On July 22, 2022, an alleged shareholder of Desktop Metal stock filed a similar derivative complaint in the United States District Court for the District of Delaware (Cherry v. Fulop, et al., Case No. 1:22-cv-00962). The complaints allege that certain officers and directors of Desktop Metal caused harm to the Company by violating Section 14(A) of the Exchange Act and SEC Rule 14a-9 and breaching their fiduciary duties by making false or misleading statements regarding EnvisionTEC’s manufacturing and product compliance practice and procedures.

The Company believes that these complaints are all without merit and intends to defend against them vigorously.

Commitments

The Company has entered into legally binding agreements with certain suppliers to purchase materials used in the manufacturing of the Company’s products. As of June 30, 2022, the Company had outstanding purchase orders with contract manufacturers in the amount of $56.4 million which are not included in the condensed consolidated balance sheets.

The Company has also entered into licensing and royalty agreements with certain manufacturing and software companies and universities related to the use of patented technology. Under the terms of each agreement, the Company has made initial, one-time payments of $0.3 million and is obligated to pay a set percentage, ranging from 1.0% - 13%, of all consideration received by the Company for sales of related products and services, until the agreements are terminated at various dates through 2037. The Company’s aggregate minimum annual commitment under these contracts is $0.3 million. During the three and six months ended June 30, 2022 and 2021, the Company recorded immaterial licensing and royalty fees.

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

At June 30, 2022, total outstanding financial guarantees and letters of credit issued by the Company under the credit facility were $3.6 million, of which $1.6 million have expiration dates ranging from August 2022 to March 2023, and the remaining $2.0 million with no expiration date. At June 30, 2022, cash collateral of $2.6 million was required for financial guarantees and letters of credit issued under the credit facility, and is included in current portion of restricted cash in the consolidated balance sheets.

18. INCOME TAXES

The Company’s provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items arising in that quarter. The Company’s effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on its deferred tax assets as it is more likely than not that some or all of the Company’s deferred tax assets will not be realized. During the three and six months ended June 30, 2022 and 2021, the Company recorded an income tax benefit of $0.9 million and $2.2 million respectively. During the three and six months ended June 30, 2021, the Company recorded an income tax benefit of $4.3 million and $32.2 million, respectively.

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

The Company provides reserves for potential payments of taxes to various tax authorities related to uncertain tax positions. Amounts recognized are based on a determination of whether a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be sustained on audit. The amount associated with uncertain tax positions are recorded as a component of income tax expense. As of June 30, 2022, the Company has accrued uncertain tax positions of approximately $1.0 million related to the EnvisionTEC acquisition. The amounts relate to U.S. state and foreign tax positions. Included in the balance of unrecognized tax benefits as of June 30, 2022 are amounts that, if recognized, would impact the effective tax rate. As of December 31, 2021, the company accrued uncertain tax positions of approximately $1.0 million related to the EnvisionTEC acquisition.

19. STOCKHOLDERS’ EQUITY

As of June 30, 2022, the Company’s authorized shares consisted of 500,000,000 shares of Class A Common Stock, $0.0001 par value per share (the “Common Stock”) and 50,000,000 shares of Preferred Stock, $0.0001 par value per share (the “Preferred Stock”).

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

The Company’s Private Placement Warrants are classified as liabilities, and are measured at fair value through earnings. During six months ended June 30, 2022, the Company recorded no gain or loss related to the change in fair value of the private placement warrants. During the six months ended June 30, 2021, the Company recorded a $56.6 million loss related to the change in fair value of the Private Placement Warrants, which were remeasured through the date of each exercise, calculated using the Black-Scholes warrant pricing model with the following assumptions:

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

Performance-Based Stock Options (included above)

During the year ended December 31, 2020, 560,256 performance-based stock options were granted to key employees of the Company. These awards vest upon the achievement of certain performance milestones by the Company and prescribed service milestones by the employee. During the year ended December 31, 2021, 83,958 performance-based stock options were forfeited due to employee termination. During the three and six months ended June 30, 2022, 290,038 performance-based stock options were forfeited due to employee termination. As of June 30, 2022, the performance milestones were not achieved by the Company; therefore, the remaining performance-based stock options expired without vesting and no unrecognized compensation cost remains.

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

The option activity of the Plans for the six months ended June 30, 2022, is as follows (shares in thousands):

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic Value
	Shares	per Share	(in years)	(in thousands)
Outstanding at January 1, 2022	13,249	$1.73	7.23	$42,775
Granted	—	$
Exercised	(1,021)	$1.24
Forfeited/expired	(1,836)	$1.46
Outstanding at June 30, 2022	10,392	$1.82	6.64	$6,220
Options vested at June 30, 2022	8,217	$1.89	6.32	$4,588
Options vested or expected to vest at June 30, 2022	10,365	$1.82	6.64	$6,199

The aggregate intrinsic value of options exercised during the six months ended June 30, 2022 and 2021, was $2.8 million and $37.0 million, respectively.

The total stock-based compensation expense related to stock options was $1.0 million and $1.9 million during the three and six months ended June 30, 2022, respectively, and $1.2 million and $2.4 million during the three and six months ended June 30, 2021, respectively. Total unrecognized stock-based compensation expense related to unvested stock options at June 30, 2022, aggregated $3.6 million and is expected to be recognized over a weighted-average period of 2.0 years.

Restricted Stock Awards

In connection with acquisitions, the Company has granted restricted stock awards (“RSAs”) that are considered post-combination expense and accounted for as stock-based compensation as the shares vest.

The activity for stock subject to vesting as of June 30, 2022, is as follows (shares in thousands):

	Shares Subject	Weighted-Average
	to Vesting	Grant Date Fair Value
Balance of unvested shares as of January 1, 2022	264	$ 7.79
Cancelled/Forfeited	(5)	$ 8.78
Vested	(113)	$ 6.47
Balance of unvested shares as of June 30, 2022	146	$ 7.79

The total stock-based compensation expense related to RSAs during the three and six months ended June 30, 2022 and 2021 was $0.2 million and $0.2 million, $0.6 million and $0.4 million, respectively. As of June 30, 2022, the total unrecognized stock-based compensation expense related to unvested RSAs aggregated $1.2 million, and is expected to be recognized over a weighted-average period of 1.6 years.

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

RSU activity under the 2020 Plan for the six months ended June 30, 2022, is as follows (shares in thousands):

	Shares Subject	Weighted-Average
	to Vesting	Grant Date Fair Value
Balance of unvested shares as of January 1, 2022	16,395	$ 7.54
Granted	7,988	$ 3.64
Vested	(2,483)	$ 11.18
Cancelled/Forfeited	(2,622)	$ 7.70
Balance of unvested shares as of June 30, 2022	19,278	$ 5.43

The total stock-based compensation expense related to RSUs during the three and six months ended June 30, 2022 and 2021 was $18.0 million and $2.6 million, $26.6 million and $3.4 million, respectively. During the three months ended June 30, 2022, per the terms of an acquisition agreement, the Company accelerated 895,044 RSUs for certain key employees in connection with their termination, resulting in stock compensation expense of $7.3 million. Total unrecognized compensation costs related to unvested RSUs at June 30, 2022, was approximately $92.4 million and is expected to be recognized over a period of 3.1 years.

RSUs include awards that vest subject to certain performance and market-based criteria.

Performance-Based Restricted Stock Units (included above)

During the year ended December 31, 2021, 670,000 performance-based RSUs were granted to key employees of the Company. These awards vest upon the achievement of certain performance milestones by the Company and prescribed service milestones by the employee. No performance-based RSUs vested during the year ended December 31, 2021. 120,000 awards expired during the year ended December 31, 2021, due to performance milestones not being achieved. During the three and six months ended June 30, 2022, no performance-based RSUs vested. During the three and six months ended June 30, 2022, 400,000 performance-based RSUs were forfeited due to employee termination. As of June 30, 2022, 150,000 performance-based RSUs remain outstanding.

During the year ended December 31, 2020, 124,300 performance-based RSUs were granted to a key employee of the Company. This award vests upon the achievement of certain performance milestones by the Company and prescribed service milestones by the employee. No performance-based RSUs vested during the year ended December 31, 2021, or during the three and six months ended June 30, 2022. As of June 30, 2022, 124,300 performance-based RSUs remain outstanding.

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

During the year ended December 31, 2021, one of the executive officers resigned from the Company, forfeiting his market-based RSU. The service condition was not met prior to his resignation, so no stock-based compensation expense was recorded for this award. No market-based RSUs vested or were forfeited during the three and six months ended June 30, 2022. As of June 30, 2022, 6,802,702 market-based RSUs remain outstanding.

Liability-Classified Share-Based Arrangement

During the year ended December 31, 2021, the Compensation Committee of the Company’s Board of Directors provided performance goals and achievement criteria to certain key employees. If these performance criteria are met, the Company committed to issue RSUs with a target fair value of $8.5 million on the future grant date. The awards will vest upon prescribed service milestones of the employee subsequent to the achievement of the specified performance criteria. During the three months ended June 30, 2022, the designated employees terminated employment and the liability-classified awards were forfeited. As of June 30, 2022, there is no fair value associated with these awards. The liability-classified awards have been excluded from the potentially dilutive securities table.

Bonus Program

In June 2022, the Compensation Committee approved an amendment to the Company’s bonus program ("2022 Bonus Program"). Certain employees were granted dollar bonus amounts, which are to be paid out in RSUs. The number of RSUs awarded will be determined using the closing price of the Company's Common Stock on the date of the Board's final certification of the Company's performance attainment and awards to be issued to each employee.

The Company has accounted for these awards as liability-based awards, since the monetary value of the obligation associated with the award is based predominantly on a fixed monetary amount known at inception, and it has an unconditional obligation that it must or may settle by issuing a variable number of its equity shares. The Company will recognize stock-based compensation expense over the employees’ requisite service period, based on the expected attainment of the Company-wide targets. As of June 30, 2022, the Company has accrued $2.2 million associated with these awards, which is recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets. The Company has recorded stock-based compensation expense of $2.2 million for the three and six months ended June 30, 2022, which includes the reclassification of $1.2 million bonus expense recorded during the three months ended March 31, 2022, which was not previously classified as stock-based compensation expense prior to the amendment of the 2022 Bonus Plan.

Stock-Based Compensation Expense

Total stock-based compensation expense related to all of the Company’s stock-based awards granted is reported in the consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development(1)	$12,797	$1,838	$17,517	$2,755
General and administrative expense	4,362	1,355	7,782	2,194
Sales and marketing expense	1,388	577	2,673	921
Cost of sales	671	229	1,158	346
Total stock-based compensation expense	$19,218	$3,999	$29,130	$6,216

(1) Includes $7.3 million of stock-based compensation expense during the three and six months ended June 30, 2022, incurred in connection with the Initiative described in Note 24. Restructuring Charges.

For the three and six months ended June 30, 2022, the Company recognized $2.2 million of stock-based compensation expense associated with liability classified awards related to the 2022 Bonus Program. For the three and six months ended June 30, 2021, the Company did not recognize any stock-based compensation expense associated with liability classified awards.

There were 21,933,392 shares available for award under the 2020 Plan at June 30, 2022.

21. RELATED PARTY TRANSACTIONS

As a result of the acquisition of Dental Arts Labs, the Company assumed certain lease agreements with a related party for facilities in Peoria, Illinois used for research and development and administrative purposes. As of June 30, 2022, the Company recorded $3.4 million of right of use asset and lease liability. During the three and six months ended June 30, 2022, the Company paid lease expense of $0.1 million and $0.3 million, respectively, to the related party. The Company’s annual commitment related to these lease agreements is $0.5 million.

As a result of the acquisition of Brewer Dental, the Company assumed a lease agreement with a related party for a laboratory facility in Tulsa, Oklahoma. As of June 30, 2022, the Company recorded $0.6 million of right of use asset and lease liability. During the three and six months ended June 30, 2022, the Company paid immaterial lease expense and lease expense of $0.1 million, respectively, to the related party. The Company’s annual commitment related to this lease agreement is $0.1 million.

As a result of the acquisition of May Dental, the Company assumed certain lease agreements with a related party for laboratory facilities in Fenton, Missouri. As of June 30, 2022, the Company recorded $1.2 million of right of use asset and lease liability. During the three and six months ended June 30, 2022, the Company paid immaterial lease expense and lease expense of $0.1 million, respectively, to the related party. The Company’s annual commitment related to this lease agreement is $0.2 million.

The Company sells products to Lightforce Orthodontics which is affiliated with a member of the Company’s Board of Directors. Management believes the sales were conducted on terms equivalent to those prevailing in an arm’s-length transaction. During the three and six months ended June 30, 2022, the Company recognized $0.2 million and $0.6 million of revenue, respectively. As of June 30, 2022, the Company has an account receivable balance of $0.2 million with Lightforce Orthodontics.

22. SEGMENT INFORMATION

In its operation of the business, management, including the Company’s chief operating decision maker, who is also Chief Executive Officer, reviews the business as one segment. The Company currently ships its product to markets in the Americas, Europe Middle East and Africa (“EMEA”), and Asia Pacific (“APAC”). Disaggregated revenue data for those markets is as follows (in thousands):

Revenue for the three months ended June 30, 2022

	Americas	EMEA	APAC	Total
Products	$37,414	$11,319	$3,939	$52,672
Services	2,738	1,948	316	5,002
Total	$40,152	$13,267	$4,255	$57,674

Revenue for the three months ended June 30, 2021

	Americas	EMEA	APAC	Total
Products	$10,497	$3,769	$3,294	$17,560
Services	904	381	132	1,417
Total	$11,401	$4,150	$3,426	$18,977

Revenue for the six months ended June 30, 2022

	Americas	EMEA	APAC	Total
Products	$65,343	$19,912	$6,893	$92,148
Services	5,544	3,148	540	9,232
Total	$70,887	$23,060	$7,433	$101,380

Revenue for the six months ended June 30, 2021

	Americas	EMEA	APAC	Total
Products	$16,350	$6,296	$5,225	$27,871
Services	1,610	596	213	2,419
Total	$17,960	$6,892	$5,438	$30,290

During the three and six months ended June 30, 2022 and 2021, the Company recognized the following revenue from service contracts and cloud-based software licenses over time, and hardware and consumable product shipments and subscription software at a point in time (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue recognized at a point in time	$52,672	$17,560	$92,148	$27,871
Revenue recognized over time	5,002	1,417	9,232	2,419
Total	$57,674	$18,977	$101,380	$30,290

The Company’s operations are principally in the United States. The locations of long-lived assets, including property, plant and equipment, net and operating lease right-of-use assets, are summarized as follows (in thousands):

	June 30,	December 31,
	2022	2021
Americas	$51,300	$58,355
EMEA	23,038	11,289
APAC	5,718	6,861
Total long-lived assets	$80,056	$76,505

23. NET LOSS PER SHARE

The Company computes basic loss per share using net loss attributable to Common Stockholders and the weighted-average number of Common Stock shares outstanding during each period. Diluted earnings per share include shares issuable upon exercise of outstanding stock options and stock-based awards where the conversion of such instruments would be dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Numerator for basic and diluted net loss per share:
Net loss	$(297,272)	$(43,180)	$(367,216)	$(102,288)
Denominator for basic and diluted net loss per share:
Weighted-average shares	313,557	255,098	312,798	246,717
Net loss per share—Basic and Diluted	$(0.95)	$(0.17)	$(1.17)	$(0.41)

The Company’s potential dilutive securities, which include outstanding Common Stock options, unvested restricted stock units, unvested restricted stock awards and outstanding Common Stock warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding as of June 30, 2022 and 2021, from the computation of diluted net loss per share attributable to common stockholders because including them would have an anti-dilutive effect (in thousands):

	Six Months Ended June 30,
	2022	2021
Common Stock options outstanding	10,392	19,378
Unvested restricted stock units outstanding	19,278	918
Unvested restricted stock awards outstanding	146	224
6.0% Convertible Senior Notes due 2027	86,466	—
Total shares	116,282	20,520

The dilution table above excludes RSUs to be awarded under the Company's 2022 Bonus Program, which is expected to have an impact on its outstanding awards in the first quarter of 2023. Refer to Note 20. Stock-Based Compensation for further details on the Company's Bonus Program.

24. RESTRUCTURING CHARGES

On June 10, 2022, the Board of Directors approved a strategic integration and cost optimization initiative that includes a global workforce reduction of approximately 12%, facilities consolidation, and other operational savings measures (the “Initiative”). The purpose of the Initiative is to streamline the Company’s operational structure, reducing its operating expenses and managing its cash flows. The Company has commenced workforce reductions in the United States and is reviewing workforce changes in other countries, the timing of which will vary according to local regulatory requirements. The Company is also conducting a facility rationalization assessment and assessing other operational savings measures. The Company anticipates that the Initiative will be substantially complete by the end of 2023.

During the three and six months ended June 30, 2022, the Company recorded the following activity (in thousands):

Six Months Ended
June 30, 2022
Accrued expenses, January 1, 2022	$—
Restructuring charges	9,697
Cash payments	(390)
Stock-based compensation	(7,313)
Accrued expenses, June 30, 2022	$1,994

During the three and six months ended June 30, 2022, the Company recorded restructuring charges of $9.7 million, as follows (in thousands):

Employee Severance,
Benefits and Related Costs
Cost of goods sold	$41
Research and development(1)	8,117
Sales and marketing	667
General and administrative	489
Interest and other (expense) income, net	383
Total restructuring charges(2)	$9,697

(1) Includes $7.3 million of stock-based compensation expense incurred in connection with the Initiative.

(2) Lease termination costs associated with the Initiative have yet to be determined, pending completion of the facility rationalization assessment. Other costs related to operational savings measures associated with the Initiative have yet to be determined.

As of June 30, 2022, the Company accrued $2.4 million of restructuring charges, which is recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheet.

25. SUBSEQUENT EVENTS

On July 7, 2022, James Haley notified the Company that he planned to step down as Chief Financial Officer of the Company. Mr. Haley will continue to serve as the Company’s Chief Financial Officer until the earlier of December 31, 2022, and the date a new Chief Financial Officer begins employment with the Company. Mr. Haley’s departure was mutually agreed between the Company and himself, and his departure is not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

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

Operating Results

For the three and six months ended June 30, 2022, we recognized revenues of $57.7 million and $101.4 million, respectively, and incurred net losses of $297.3 million and $367.2 million, respectively. As of June 30, 2022, we used cash in operating activities of $111.0 million, and we ended the period with $255.8 million of cash, cash equivalents, and short-term investments. As of June 30, 2022, we had $108.0 million in cash and cash equivalents, $147.8 million in short-term liquid investments, and current liabilities of $94.0 million.

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

Convertible Debt Offering

On May 13, 2022, we issued $100.0 million principal amount of our 6.0% Convertible Senior Notes due 2027 (“2027 Notes”). The 2027 Notes were issued pursuant to, and are governed by, an indenture, dated as of May 13, 2022, between us and U.S. Bank Trust Company, National Association, as trustee. Pursuant to the purchase agreement between us and the initial purchasers of the 2027 Notes, we granted the initial purchasers an option to purchase up to an additional $15.0 million principal amount of 2027 Notes, which was exercised on May 19, 2022.

Restructuring

On June 10, 2022, the Board of Directors approved a strategic integration and cost optimization initiative that includes a global workforce reduction of approximately 12%, facilities consolidation, and other operational savings measures (the “Initiative”). The purpose of the Initiative is to streamline our operational structure, reducing our operating expenses and managing our cash flows. We have commenced workforce reductions in the United States and are reviewing workforce changes in other countries, the timing of which will vary according to local regulatory requirements. We are also conducting a facility rationalization assessment and assessing other operational savings measures. Lease termination costs associated with the Initiative have yet to be determined, pending completion of the facility rationalization assessment. Other costs related to operational savings measures associated with the Initiative have yet to be determined.

As a result of the Initiative, we anticipate $20.0 million of cost savings to be realized in the second half of 2022 and at least $100.0 million of aggregate cost savings to be realized over the next 24 months. We anticipate that the Initiative will be substantially complete by the end of 2023.

COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. It is not possible to accurately predict the full impact of the COVID-19 pandemic on our business, financial condition and results of operations due to the evolving nature of the COVID-19 pandemic and the extent of its impact across industries and geographies and numerous other uncertainties. For example, we face uncertainties about the duration and spread of the outbreak, additional actions that may be taken by governmental entities, and the impact it may have on the ability of us, our customers, our suppliers, our manufacturers and our other business partners to conduct business. Governments in affected regions have implemented, and may continue to implement, safety precautions which include quarantines, travel restrictions, business closures, cancellations of public gatherings and other measures as they deem necessary. Many organizations and individuals, including our company and employees, are taking additional steps to avoid or reduce infections, including limiting travel and staying home from work. These measures are disrupting normal business operations and have had significant negative impacts on businesses and financial markets worldwide. We continue to monitor our operations and government recommendations and have made modifications to our normal operations because of the COVID-19 pandemic, including requiring some non-engineering or operations-related team members to work remotely, utilizing heightened cleaning and sanitization procedures, implementing new health and safety protocols and reducing non-essential travel.

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

Commercial Launch of Products

We continually invest in the development of new products and enhancements to existing products to meet constantly evolving customer demands, and during the six months ended June 30, 2022, we launched a number of new products. Prior to commercialization of new products, we must complete final testing, procurement and manufacturing ramp up of these products in-house or at our third-party contract manufacturers, as applicable. Any delays in successful completion of these steps may impact our ability to generate revenue from these products.

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

Results of Operations

Comparison of the three months ended June 30, 2022, and June 30, 2021

Revenue

The following table presents the revenue of each of our revenue streams, as well as the percentage of total revenue and change from the prior year.

	For the Three Months Ended June 30,
	2022		2021		Change in Revenues
(Dollars in thousands)	Revenue	% of Total	Revenue	% of Total	$	%
Products Revenue	$52,672	91%	$17,560	93%	$35,112	200%
Services Revenue	5,002	9%	1,417	7%	3,585	253%
Total Revenue	$57,674	100%	$18,977	100%	$38,697	204%

Total revenue for the three months ended June 30, 2022 and 2021 was $57.7 million and $19.0 million, respectively, an increase of $38.7 million, or 204%. The increase in total revenue was attributable to an increase in revenue from both products and services.

We sold more products during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, leading to an approximately 200% increase in product revenue. This was primarily the result of an increase in unit shipments across a more varied product mix during the second quarter of 2022 and additional revenue in connection with acquisitions that occurred during 2021.

Services revenue increased approximately 253% during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, primarily due to an increase in support and installation revenue from increased shipments during the period and additional revenue in connection with acquisitions.

The following table presents revenue by geographic region, as well as the percentage of total revenue and change from the prior period.

	For the Three Months Ended June 30,
	2022		2021		Change in Revenues
(Dollars in thousands)	Revenue	% of Total	Revenue	% of Total	$	%
Americas	$40,152	70%	$11,401	60%	$28,751	252%
EMEA (Europe, the Middle East and Africa)	13,267	24%	4,150	22%	9,117	220%
APAC (Asia‑Pacific)	4,255	7%	3,426	18%	829	24%
Total Revenue	$57,674	101%	$18,977	100%	$38,697	204%

Total revenue increased during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, due to an increase in unit shipments in all regions across a more varied product mix and additional revenue in connection with acquisitions.

Cost of Sales

Total cost of sales during the three months ended June 30, 2022 and 2021 was $49.3 million and $16.6 million, respectively, an increase of $32.7 million or 197%. The increase in total cost of sales was driven primarily by an increase in product cost of sales, which resulted from increased product sales. Additionally, cost of sales increased $3.5 million due to amortization from intangible assets acquired through acquisitions that are included in cost of sales.

Gross Profit and Gross Margin

The following table presents gross profit by revenue stream, as well as change in gross profit dollars from the prior period.

	For the Three
	Months Ended
	June 30,		Change in Gross
	2022	2021	Profit

(Dollars in thousands)	Gross Profit		$	%
Products	$7,759	$2,070	$5,689	275%
Services	638	302	336	111%
Total	$8,397	$2,372	$6,025	254%

Total gross profit during the three months ended June 30, 2022 and 2021 was $8.4 million and $2.4 million, respectively. The increase in gross profit of $6.0 million was driven by scaling revenue to improve absorption of fixed overhead costs and a more favorable product mix sold, including products acquired through acquisitions.

The following table presents gross margin by revenue stream, as well as the change in gross margin from the prior period.

	For the Three
	Months Ended		Change in Gross
	June 30,		Margin
	2022	2021	Percentage

	Gross Margin		Points	%
Products	15%	12%	0.03	25%
Services	13%	21%	(0.08)	(38)%
Total	15%	12%	0.03	25%

Total gross margin for the three months ended June 30, 2022 and 2021 was 15% and 12%, respectively. The increase in total gross margin was primarily due to the increase in gross margin from our service revenue, which resulted from greater absorption of fixed costs in the three months ended June 30, 2022, as compared to the three months ended June 30, 2021.

Research and Development

Research and development expenses during the three months ended June 30, 2022 and 2021 were $31.4 million and $15.7 million, respectively, an increase of $15.7 million, or 100%. The increase in research and development expenses was largely due to an increase in stock compensation expense of $10.9 million, primarily attributable to the amendment to the 2022 bonus program and the acceleration of RSUs for certain key employees in connection with the Initiative described above. The increase is also due in part to 2021 acquisitions, which added $3.9 million in research and development expenses. Additionally, we incurred $0.2 million of restructuring charges included in research and development expenses in connection with the Initiative described above.

Sales and Marketing

Sales and marketing expenses during the three months ended June 30, 2022 and 2021 were $20.4 million and $10.9 million, respectively, an increase of $9.5 million, or 87%. The increase in sales and marketing expenses was primarily due to increased expense related to acquired entities of $4.5 million. In addition, compensation costs increased $2.0 million related to sales personnel hiring to support the launch and commercialization of new products. We incurred $0.9 million of restructuring charges included in sales and marketing expenses in connection with the Initiative described above. Additionally, there was growth of $0.6 million in marketing program spend driven primarily by the commercialization of new products and related marketing efforts.

General and Administrative

General and administrative expenses during the three months ended June 30, 2022 and 2021 were $19.7 million and $13.1 million, respectively, an increase of $6.6 million, or 50%. The increase in general and administrative expenses was primarily due to increased expense related to acquired entities of $5.3 million. Additionally, stock-based compensation costs increased by $3.0 million, attributable to the amendment to the 2022 bonus program. We incurred $0.9 million in restructuring charges included in general and administrative expenses in connection with the Initiative described above. The increase in general and administrative expenses was partially offset by a decrease of $3.4 million in accounting, auditing and legal fees due to a reduction in merger and acquisition activity.

In-Process Research and Development Assets Acquired

There were no in-process research and development assets acquired during the three months ended June 30, 2022. We recognized $10.4 million of in-process research and development assets acquired during the three months ended June 30, 2021, attributable to the Beacon Bio acquisition in 2021, in which we paid $10.2 million in cash and share consideration. As the acquired in-process research and development assets were deemed to have no current or alternative future use, the entire amount was recognized as expense in the consolidated statement of operations for the three months ended June 30, 2021.

Goodwill Impairment

Goodwill impairment charge of $229.5 million during the three months ended June 30, 2022, represents an impairment charge to write down the carrying amount of the goodwill. There was no goodwill impairment charge recorded during the three months ended June 30, 2021.

Change in Fair Value of Warrant Liability

There was no change in fair value of warrant liability during the three months ended June 30, 2022, and 2021. As of March 2, 2021, all Private Placement Warrants were exercised and there was no outstanding warrant liability.

Interest Expense

Interest expense during the three months ended June 30, 2022 and 2021 was $0.6 million and $0.1 million, respectively, a decrease of $0.5 million. Interest expense decreased primarily due to the payoff of the term loan in June 2021.

Interest and Other Income, Net

Interest and other (expense) income, net during the three months ended June 30, 2022 and 2021 and was ($5.0) million and $0.3 million, respectively. The decrease during the three months ended June 30, 2022, is attributable to a loss on the investment in equity securities of a publicly-traded company.

Income Taxes

We recorded an income tax benefit of $0.9 million during the three months ended June 30, 2022, compared to an income tax benefit of $4.3 million during for the three months ended June 30, 2021. The decrease was due to the partial release of the valuation allowance related to the deferred tax liability acquired in the Adaptive 3D acquisition during the three months ended June 30, 2021.

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

Comparison of the six months ended June 30, 2022, and June 30, 2021

The following table presents the revenue of each of our revenue streams, as well as the percentage of total revenue and change from the prior year.

	For the Six Months Ended June 30,				Change in
	2022		2021		Revenues
(Dollars in thousands)	Revenue	% of Total	Revenue	% of Total	$	%
Product Revenue	$92,148	91%	$27,871	92%	$64,277	231%
Service Revenue	9,232	9%	2,419	8%	6,813	282%
Total Revenue	$101,380	100%	$30,290	100%	$71,090	235%

Total revenue for the six months ended June 30, 2022 and 2021 was $101.4 million and $30.3 million, respectively, an increase of $71.1 million, or 235%. The increase in total revenue was attributable to an increase in revenue from both products and services.

We sold more products during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, leading to an approximately 231% increase in product revenue. This was primarily the result of an increase in unit shipments across a more varied product mix during the first two quarters of 2022 and additional revenue in connection with acquisitions that occurred during 2021.

Services revenue increased approximately 282% during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, primarily due to an increase in support and installation revenue from increased shipments during the period and additional revenue in connection with acquisitions.

The following table presents revenue by geographic region, as well as the percentage of total revenue and change from the prior period.

	For the Six Months Ended June 30,				Change in
	2022		2021		Revenues
(Dollars in thousands)	Revenue	% of Total	Revenue	% of Total	$	%
Americas	$70,887	70%	$17,960	59%	$52,927	295%
EMEA	23,060	23%	6,892	23%	16,168	235%
APAC	7,433	7%	5,438	18%	1,995	37%
Total Revenue	$101,380	100%	$30,290	100%	$71,090	235%

Total revenue increased during the six months ended June 30, 20222, compared to the six months ended June 30, 2021, due to an increase in unit shipments in all regions across a more varied product mix and additional revenue in connection with acquisitions.

Cost of Sales

Total cost of sales during the six months ended June 30, 2022 and 2021 was $94.3 million and $28.5 million, respectively, an increase of $65.8 million or 231%. The increase in total cost of sales was driven primarily by an increase in product cost of sales, which resulted from greater product sales. Additionally, cost of sales increased $8.4 million due to amortization from intangible assets acquired through acquisitions that are included in cost of sales.

Gross Profit and Gross Margin

The following table presents gross profit by revenue stream, as well as change in gross profit (loss) dollars from the prior period.

	For the Six Months Ended June 30,		Change in Gross
	2022	2021	Profit

(Dollars in thousands)	Gross Profit (Loss)		$	%
Products	$5,333	$1,894	$3,439	182%
Services	1,736	(109)	1,845	1,693%
Total	$7,069	$1,785	$5,284	296%

Total gross profit during the six months ended June 30, 2022 and 2021 was $7.1 million and $1.8 million, respectively. The increase in gross profit of $5.3 million was driven by scaling revenue to improve absorption of fixed overhead costs and a more favorable product mix sold, including products in connection with acquisitions.

The following table presents gross margin by revenue stream, as well as the change in gross margin from the prior period.

			Change in Gross
	For the Six Months Ended June 30,		Margin
	2022	2021	Percentage

	Gross Margin		Points	%
Products	6%	7%	(0.01)	(14)%
Services	19%	(5)%	0.24	480%
Total	7%	6%	0.01	17%

Total gross margin for the six months ended June 30, 2022 and 2021 was 7% and 6%, respectively. The increase in total gross margin was primarily due to the increase in gross margin from our service revenue, which resulted from greater absorption of fixed costs in the six months ended June 30, 2022, as compared to the six months ended June 30, 2021.

Research and Development

Research and development expenses during the six months ended June 30, 2022 and 2021 were $56.0 million and $26.5 million, respectively, an increase of $29.5 million, or 111%. The increase in research and development expenses was due primarily to an increase in stock compensation expense of $14.7 million, attributable to the amendment to the 2022 bonus program, the acceleration of RSUs for certain key employees, in connection with the Initiative described above, and grants to new hires. The increase is also due in part to 2021 acquisitions, which added $9.7 million of research and development expenses. Additionally, we incurred $0.9 million of additional personnel costs related to hiring to support research operations and $0.2 million of restructuring charges included in research and development expenses in connection with the Initiative described above.

Sales and Marketing

Sales and marketing expenses during the six months ended June 30, 2022 and 2021 were $40.1 million and $16.3 million, respectively, an increase of $23.8 million, or 146%. The increase in sales and marketing expenses was primarily due to increased expense related to acquired entities of $8.6 million. In addition, compensation costs increased $5.0 million related to sales personnel hiring to support the launch and commercialization of new products. Additionally, there was growth of $3.9 million in marketing program spend driven primarily by the commercialization of new products and related marketing efforts. We also incurred $2.0 million of amortization from intangible assets acquired through acquisitions that are included in sales and marketing. We incurred $0.7 million of restructuring charges included in sales and marketing expenses in connection with the Initiative described above.

General and Administrative

General and administrative expenses during the six months ended June 30, 2022 and 2021 were $43.6 million and $27.0 million, respectively, an increase of $16.6 million, or 61%. The increase in general and administrative expenses was primarily due to increased expense related to acquired entities of $11.9 million. Additionally, stock-based compensation costs increased by $5.6 million, attributable to the amendment to the 2022 bonus program and grants to new hires, and personnel costs increased $2.2 million due to new hires. We incurred $0.5 million in restructuring charges included in general and administrative expenses in connection with the Initiative described above. The increase in general and administrative expenses was partially offset by a decrease of $4.8 million in accounting, auditing and legal fees due to a reduction in merger and acquisition activity.

In-Process Research and Development Assets Acquired

There were no in-process research and development assets acquired during the six months ended June 30, 2022. We recognized $10.4 million of in-process research and development assets acquired during the six months ended June 30, 2021, attributable to the Beacon Bio acquisition, in which we paid $10.2 million in cash and share consideration. As the acquired in-process research and development assets were deemed to have no current or alternative future use, the entire amount was recognized as expense in the consolidated statement of operations for the six months ended June 30, 2021.

Goodwill Impairment

Goodwill impairment charge of $229.5 million during the six months ended June 30, 2022, represents an impairment charge to write down the carrying amount of the goodwill. There was no goodwill impairment charge recorded during the six months ended June 30, 2021.

Change in Fair Value of Warrant Liability

There was no change in fair value of warrant liability during the six months ended June 30, 2022, and a change in fair value of warrant liability of ($56.6) million during the six months ended June 30, 2021. The change in fair value is the result of the remeasurement of the Private Placement Warrant liability prior to the cashless exercise of the Private Placement Warrants. The warrant liability increased $56.6 million as a result of the remeasurement, which resulted in the $56.6 million loss. As of March 2, 2021, all Private Placement Warrants were exercised and there was no outstanding warrant liability.

Interest Expense

Interest expense during the six months ended June 30, 2022 and 2021 was $0.6 million and $0.1 million, respectively, a decrease of $0.5 million. Interest expense decreased primarily due to the payoff of the term loan in June 2021.

Interest and Other Income, Net

Interest and other (expense) income, net during the six months ended June 30, 2022 and 2021 and was ($6.8) million and $0.6 million, respectively, a decrease of $7.4 million. The decrease is primarily to a loss on the investment in equity securities of a publicly-traded company.

Income Taxes

We recorded an income tax benefit of $2.2 million during the six months ended June 30, 2022, compared to an income tax benefit of $32.2 million during the six months ended June 30, 2021. The decrease was due to the partial release of the valuation allowance related to the deferred tax liability acquired in the EnvisionTEC and Adaptive 3D acquisitions during the six months ended June 30, 2021.

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

The non-GAAP financial information excludes, as applicable, stock-based compensation expense, amortization of acquired intangible assets, restructuring expenses, acquisition-related and other transactional charges, inventory step-up, in-process research and development assets acquired, goodwill impairment, change in fair value of investments and change in fair value of warrant liability. These items are normally included in the comparable measures calculated and presented in accordance with GAAP. Our management excludes these items when evaluating our ongoing performance and/or evaluating earnings potential, and therefore excludes them when presenting non-GAAP financial measures. Management uses non-GAAP financial measures to supplement our GAAP results.

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

Amortization of acquired intangible assets is a non-cash expense that is impacted by the timing and magnitude of our acquisitions. We believe the assessment of our operations excluding these costs is relevant to an understanding of internal operations and to comparisons with the performance of other companies in our industry.

Restructuring expenses are costs related to strategic integration and cost optimization initiatives which include global workforce reductions, facilities consolidation, and other operational savings measures. We believe the assessment of our operations excluding these costs is relevant to an understanding of internal operations and to comparisons with the performance of other companies in our industry.

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

Goodwill impairment is a non-cash charge to write down the carrying amount of goodwill following a quantitative impairment assessment where it was determined that the estimated fair value of the reporting unit was less than its carrying amount. We believe the assessment of our operations excluding this charge is relevant to an understanding of internal operations and to comparisons with the performance of other companies in our industry.

Change in fair value of investments is a non-cash gain or loss impacted by the change in fair value of convertible debt instruments and the equity investment. We believe the assessment of our operations excluding this activity is relevant to an understanding of internal operations and to comparisons with the performance of other companies in our industry.

Change in fair value of warrant liability is a non-cash gain or loss impacted by the fair value of the Private Placement Warrants. We believe the assessment of our operations excluding this activity is relevant to an understanding of internal operations and to comparisons with the performance of other companies in our industry.

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

The items excluded from the non-GAAP financial measures often have a material impact on our financial results and such items often recur. Accordingly, the non-GAAP financial measures included in this Quarterly Report on Form 10-Q should be considered in addition to, and not as a substitute for, the comparable measures prepared in accordance with GAAP. The following tables reconcile each of these non-GAAP financial measures to its most closely comparable GAAP measure in our financial statements for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2022	2021	2022	2021
GAAP gross margin	$8,397	$2,372	$7,069	$1,785
Stock-based compensation included in cost of sales(1)	671	128	1,158	245
Amortization of acquired intangible assets included in cost of sales	5,950	2,235	11,940	3,326
Restructuring expense in cost of sales	41	—	41	—
Acquisition-related and other transactional charges included in cost of sales	10	—	1,148	—
Inventory step-up adjustment in cost of sales	315	—	1,496	—
Non-GAAP gross margin	$15,384	$4,735	$22,852	$5,356

GAAP operating loss	$(292,570)	$(47,715)	$(362,049)	$(78,455)
Stock-based compensation(2),(3)	19,218	3,999	29,130	6,216
Amortization of acquired intangible assets	9,669	4,268	19,453	6,568
Restructuring expense	2,001	—	2,001	—
Inventory step-up adjustment in cost of sales	315	—	1,496	—
Acquisition-related and other transactional charges	1,171	3,127	5,157	8,313
In-process research and development assets acquired	—	10,400	—	10,198
Goodwill impairment	229,500	—	229,500	—
Non-GAAP operating loss	$(30,696)	$(25,921)	$(75,312)	$(47,160)

GAAP net loss	$(297,272)	$(43,180)	$(367,216)	$(102,288)
Stock-based compensation(2),(3)	19,218	3,999	29,130	6,216
Amortization of acquired intangible assets	9,669	4,268	19,453	6,568
Restructuring expense	2,384	—	2,384	—
Inventory step-up adjustment in cost of sales	315	—	1,496	—
Acquisition-related and other transactional charges	1,171	3,127	5,157	8,313
In-process research and development assets acquired	—	10,400	—	10,198
Goodwill impairment	229,500	—	229,500	—
Change in fair value of investments	4,741	(18)	6,441	(18)
Change in fair value of warrant liability	—	—	—	56,576
Non-GAAP net loss	$(30,274)	$(21,404)	$(73,655)	$(14,435)

(1) Includes $0.1 million of liability-award stock-based compensation expense in 2022.

(2) Includes $7.3 million of stock-based compensation expense associated with the restructuring initiative in 2022.

(3) Includes $2.2 million of liability-award stock-based compensation expense in 2022.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2022	2021	2022	2021
GAAP operating expenses	$300,967	$50,087	$369,118	$80,240
Stock-based compensation included in operating expenses(1),(2)	(18,547)	(3,871)	(27,972)	(5,971)
Amortization of acquired intangible assets included in operating expenses	(3,719)	(2,033)	(7,513)	(3,241)
Restructuring expense included in operating expenses	(1,960)	—	(1,960)	—
Acquisition-related and other transactional charges included in operating expenses	(1,161)	(3,127)	(4,009)	(8,111)
In-process research and development assets acquired	—	(10,400)	—	(10,400)
Goodwill impairment	(229,500)	—	(229,500)	—
Non-GAAP operating expenses	$46,080	$30,656	$98,164	$52,517

(1) Includes $7.3 million of stock-based compensation expense associated with the restructuring initiative in 2022.

(2) Includes $2.1 million of liability-award stock-based compensation expense in 2022.

We define “EBITDA” as net loss plus net interest income, provision for income taxes, depreciation and amortization expense.

We define “Adjusted EBITDA” as EBITDA adjusted for change in fair value of warrant liability, change in fair value of investments, inventory step-up adjustment, stock-based compensation expense, restructuring expense, goodwill impairment and transaction costs associated with acquisitions.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA during the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2022	2021	2022	2021
Net loss attributable to common stockholders	$(297,272)	$(43,180)	$(367,216)	$(102,288)
Interest (income) expense, net	633	(140)	601	(182)
Income tax benefit	(944)	(4,317)	(2,200)	(32,238)
Depreciation and amortization	12,719	5,679	25,602	9,571
In-process research and development assets acquired	—	10,198	—	10,198
EBITDA	(284,864)	(31,760)	(343,213)	(114,939)
Change in fair value of warrant liability	—	—	—	56,576
Change in fair value of investments	4,741	(18)	6,441	(18)
Inventory step-up adjustment	315	—	1,496	—
Stock-based compensation expense(1),(2)	19,218	3,999	29,130	6,216
Restructuring expense	2,384	—	2,384	—
Goodwill impairment	229,500	—	229,500	—
Acquisition-related and other transactional charges	1,171	3,329	5,157	8,313
Adjusted EBITDA	$(27,535)	$(24,450)	$(69,105)	$(43,852)

(1) Includes $7.3 million of stock-based compensation expense associated with the restructuring initiative in 2022.

(2) Includes $2.2 million of liability-award stock-based compensation expense in 2022.

Liquidity and Capital Resources

We have incurred a net loss in each of our annual periods since our inception, and we have an accumulated deficit of $935.8 million as of June 30, 2022. We incurred net losses of $367.2 million and $102.3 million during the six months ended June 30, 2022 and 2021, respectively. We expect to continue to incur additional losses and negative cash flows from operations in the near term. As of June 30, 2022, we had $255.8 million in cash, cash equivalents, and short-term investments.

Since inception, we have received cumulative net proceeds from the Business Combination and the sale of our preferred and common stock of $973.4 million to fund our operations, and in May 2022 we received aggregate net proceeds of $111.4 million from the sale of 6.0% Convertible Senior Notes due 2027 as described below. As of June 30, 2022, our principal sources of liquidity were our cash, cash equivalents, and short-term investments of $255.8 million which are principally invested in money market funds and fixed income instruments.

In connection with the acquisition of Dental Arts Labs, we acquired a thirteen-month equipment financing agreement, or the Financing Agreement, in the amount of $0.5 million. The Financing Agreement provides for an advance payment of $0.5 million to secure equipment. Payments are made monthly under the Financing Agreement. As of June 30, 2022, we have made payments of $0.2 million on the Financing Agreement.

In connection with the acquisition of A.I.D.R.O., we acquired three loans, the Bank Loans, totaling $1.1 million in aggregate. The Bank Loans have term of 4.5 years and mature from September 2024 through September 2025, with interest rates ranging from 1.70% to 2.10%. Payments of principal and interest are made quarterly. As of June 30, 2022, we had paid $0.4 million and $0.7 million remains outstanding.

In May 2022, we issued $115.0 million principal amount of our 6.0% Convertible Senior Notes due 2027 (“2027 Notes”). The 2027 Notes were issued pursuant to, and are governed by, an indenture, dated as of May 13, 2022, between us and U.S. Bank Trust Company, National Association, as trustee. Pursuant to the purchase agreement between us and the initial purchasers of the Notes, we granted the initial purchasers an option to purchase up to an additional $15.0 million principal amount of 2027 Notes, which was exercised on May 19, 2022. We received aggregate net proceeds of $111.4 million from the sale of the 2027 Notes.

Our material cash requirements have consisted of operating activities, research and development costs, purchase price for acquisitions, transaction costs and capital expenditures. We expect our cash expenditures to increase in connection with our ongoing activities, particularly as we continue to develop and launch new products. As of June 30, 2022, we had inventory purchase commitments of $56.4 million, with the majority payable within 12 months. In addition, as of June 30, 2022, we had lease payment obligations of $23.2 million, with $5.2 million payable within 12 months.

Capital expenditures for the six months ended June 30, 2022, totaled $8.8 million and consisted primarily of lab equipment. As of June 30, 2022, we had capital expenditure commitments of $0.3 million, all payable within 12 months. As of June 30, 2022, we had $108.0 million in cash and cash equivalents, and $147.8 million in short-term liquid investments. This liquid asset balance significantly exceeds our current liabilities of $94.0 million as of the same date. Our future cash requirements will depend on many factors including our revenue, research and development efforts, investments in, or acquisitions of, complementary or enhancing technologies or businesses, the impacts of the COVID-19 pandemic, the timing and extent of additional capital expenditures to invest in existing and new facilities, the expansion of sales and marketing and the introduction of new products.

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

We have, and intend to continue to, enact cost savings measures during 2022 to preserve capital. In June 2022, we announced a strategic integration and cost optimization initiative that includes a global workforce reduction of approximately 12%, facilities consolidation, and other operational savings measures. We have commenced workforce reductions in the United States and are reviewing workforce changes in other countries, the timing of which will vary according to local regulatory requirements. We are also conducting a facility rationalization assessment and assessing other operational savings measures. We are currently evaluating other potential specific initiatives we may undertake to reduce our operating expenses and manage our cash flows. We expect that these initiatives could include: disposing of certain of our assets, rationalizing our product portfolio, workforce adjustments based on changes to the business, manufacturing consolidation, improving our supply chain and logistics, improving our inventory management and consolidating certain of our facilities. We expect to incur costs in the near term in connection with these initiatives, including severance costs, lease termination costs and other costs to invest in operational improvements. These initiatives may not be successful, and they may not generate the cost savings we expect. Certain future events, such as a global recession, a material supply chain disruption or other events outside our control, may occur and could negatively impact our operating results and cash position and may require us to use our existing capital resources more quickly than we currently anticipate. These events may cause us to undertake additional cost savings measures or seek additional sources of financing.

Cash Flows

Since inception, we have primarily used proceeds from the Business Combination, issuances of preferred stock and debt instruments to fund our operations and complete acquisitions. The following table sets forth a summary of cash flows for the six months ended June 30, 2022, and 2021:

	For the Six Months Ended
	June 30,
(Dollars in thousands)	2022	2021
Net cash used in operating activities	$(111,049)	$(71,908)
Net cash provided by (used in) investing activities	43,615	(387,559)
Net cash provided by financing activities	112,225	164,185
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(819)	20
Net change in cash, cash equivalents, and restricted cash	$43,972	$(295,262)

Operating Activities

Net cash used in operating activities was $111.0 million for the six months ended June 30, 2022, primarily consisting of $138.5 million of net losses, adjusted for non-cash items, which primarily included depreciation and amortization expense of $25.5 million and stock-based compensation expense of $26.9 million, as well as a $30.5 million increase in cash consumed by working capital. This increase in cash consumed by working capital was primarily driven by an increase in inventory to support new product launches and commercialization of existing products.

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

Investing Activities

Net cash provided by investing activities was $43.6 million for the six months ended June 30, 2022, primarily consisting of proceeds from sales and maturities of marketable securities of $177.2 million, partially offset by purchases of marketable securities of $126.8 million. We also purchased $6.6 million of property and equipment.

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

Financing Activities

Net cash provided by financing activities was $112.2 million for the six months ended June 30, 2022, consisting primarily of $115.0 million of proceeds from the issuance of the 2027 Notes, partially offset by $3.6 million of convertible note costs incurred in connection with the issuance of the 2027 Notes. We also received $1.3 million in proceeds from the exercise of stock options.

Net cash provided by financing activities was $164.2 million for the six months ended June 30, 2021, consisting primarily of $170.6 million in proceeds from the exercise of public warrants and $3.6 million in proceeds from the exercise of stock options, offset by the repayment of the term loan for $10.0 million.

Critical Accounting Policies and Significant Estimates

There were no material changes in the first six months of 2022 to the information provided under the heading “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Off-Balance Sheet Arrangements

In the normal course of operations, ExOne’s German subsidiary, ExOne GmbH, issues short-term financial guarantees and letters of credit to third parties in connection with certain commercial transactions requiring security through a credit facility with a German bank. At June 30, 2022, total outstanding financial guarantees and letters of credit issued were $3.6 million. For further discussion related to financial guarantees and letters of credit, refer to Note 17 in our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

We have no other off-balance sheet arrangements and do not utilize any “structured debt,” “special purpose” or similar unconsolidated entities for liquidity or financing purposes.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is included in Note 2. Summary of Significant Accounting Policies to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and short-term investment portfolio. Our investment strategy is focused on preserving capital and supporting our liquidity requirements, while earning a reasonable market return. We invest in a variety of U.S. government securities, corporate debt securities, asset-backed securities, and commercial paper. The market value of our marketable securities may decline if current market interest rates rise. As of June 30, 2022, the fair value of our cash, cash equivalents, and short-term investments was $255.8 million. A 10% change in interest rates would have an immaterial impact on the fair value of our investment portfolio. Our marketable securities are recorded at fair value, and gains and losses from these securities are recognized within other comprehensive income as they occur.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. As described in our Annual Report on Form 10-K for the year ended December 31, 2021, we identified material weaknesses in our internal control over financial reporting. As a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act is recorded, processed, summarized and reported as and when required.

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

During the six months ended June 30, 2022, we continued to implement certain internal controls in connection with remediation efforts related to the material weaknesses identified in our Annual Report on Form 10-K for the year ended December 31, 2021. Except as noted in the preceding paragraph, there were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As previously disclosed, between September 2021 and the closing of the ExOne Merger on November 12, 2021, twelve putative class action complaints were filed by purported ExOne shareholders against ExOne and the former ExOne Board of Directors alleging violations of federal securities laws in connection with the S-4 filed by ExOne for the ExOne Merger. All have been dismissed.

As previously disclosed, on November 8, 2021, another purported stockholder, Leo Lissoq Goldstein, filed a Section 220 complaint in Delaware Chancery Court against ExOne (Goldstein v. The ExOne Company, Case No. 2021-0958-KSJM). Mr. Goldstein seeks to discover certain books and records of the company related to the ExOne Merger purportedly in order to investigate, among other things, the events leading up to and the disclosures made in connection with the ExOne Merger. Mr. Goldstein has also moved to intervene and stay the Campanella action, discussed below, until his Section 220 action is complete.

As previously disclosed, on November 22, 2021, purported stockholder Pietro Campanella filed a class action lawsuit against ExOne, Desktop Metal, Inc., and former ExOne directors and officers alleging breach of fiduciary duties and aiding and abetting breach of fiduciary duties in connection with the ExOne Merger (Campanella v. The ExOne Company et al., Case No. 2021-1013, Case No. 2021-1013-LWW). In particular, Mr. Campanella alleges that ExOne’s proxy statement and supplemental disclosures did not adequately disclose information related to a whistleblower investigation at one of Desktop Metal’s subsidiaries, EnvisionTEC, and the resignation of EnvisionTEC’s CEO.

On December 21, 2021, January 14, 2022, February 2, 2022, and February 22, 2022, four alleged shareholders of Desktop Metal stock filed purported securities class action complaints in the United States District Court for the District of Massachusetts. (Luongo v. Desktop Metal, D. Mass., Case No. 1:21-cv-12099-IT; Hathaway v. Desktop Metal, D. Mass., Case No. 1:22-cv-10059-IT; Guzman-Martinez v. Desktop Metal, D. Mass, Case No. 1:22-cv-10173, Xie v. Desktop Metal, Case No. 1:22-cv-10297-IT). Each complaint alleges that Desktop Metal and certain of its officers and directors violated Sections 10(b) and 20(a) of the Securities and

Exchange Act by making false or misleading statements regarding EnvisionTEC’s manufacturing and product compliance practices and procedures. On February 4, 2022, the court issued an order consolidating the first three District of Massachusetts securities class actions. On July 7, 2022, the court appointed Sophia Zhou lead plaintiff for the class period of February 17, 2021 through November 15, 2021. The court also vacated its earlier order consolidating the Xie action with the other lawsuits and will allow that action to proceed separately, with a new notice to investors, based on a class period of January 15, 2021 to February 16, 2021.

On July 12, 2022, two alleged shareholders of Desktop Metal stock filed derivative actions purportedly on behalf of Desktop Metal in the United States District Court for the District of Massachusetts. (Keyser v. Fulop, et al., Case No. 1:22-cv-11117; Qi v. Fulop, et al., Case No. 1:22-cv-1118). On July 22, 2022, an alleged shareholder of Desktop Metal stock filed a similar derivative complaint in the United States District Court for the District of Delaware (Cherry v. Fulop, et al., Case No. 1:22-cv-00962). The complaints allege that certain officers and directors of Desktop Metal caused harm to the Company by violating Section 14(A) of the Exchange Act and SEC Rule 14a-9 and breaching their fiduciary duties by making false or misleading statements regarding EnvisionTEC’s manufacturing and product compliance practice and procedures.

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

We face various risks and uncertainties related to the ongoing impact of the COVID-19 pandemic, including the delta and omicron variants, recent resurgences, public health measures and related government-imposed restrictions. The COVID-19 pandemic has led to disruption and volatility in the global economy and capital markets, which increases the cost of capital and adversely impacts access to capital. Government-enforced travel bans and business closures around the world have significantly impacted our ability to sell, install and service our additive manufacturing systems at customers around the world. It has, and may continue to, disrupt our third-party contract manufacturers and supply chain. We currently anticipate customer payment delays for our products which could negatively impact our results of operations. We have also experienced some delays in installation of our products at customers’ facilities, which has and could lead to postponed revenue recognition for those transactions. In addition, installation delays could prevent us from achieving anticipated consumables revenues due to systems being put into operation later, or at lower utilization, than expected. Furthermore, if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, facility closures, remote working or other restrictions in connection with the COVID-19 pandemic, our operations will likely be adversely impacted.

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

We implemented a cost savings initiative during 2022 to preserve capital, and intend to implement additional cost savings measures in the future. We expect to incur costs in connection with these cost savings initiatives. Our ability to achieve the anticipated cost savings and other benefits from these initiatives within the expected time frame is subject to many estimates and assumptions. There can be no assurance that the anticipated cost savings will be achieved, or that they will not be significantly and materially less than anticipated, or that the completion of such cost savings initiatives will be effectively accomplished. In addition, our ability to realize the anticipated cost savings are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, such as operating difficulties, supply chain disruptions or general economic or industry conditions. If we fail to realize the anticipated cost savings it could have a material negative impact on our results of operations and financial position.

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

Acquisitions involve numerous risks, any of which could harm our business and negatively affect our financial condition and results of operations. The success of the EnvisionTEC acquisition and other recent acquisitions will depend in part on our ability to realize the anticipated business opportunities from combining the operations of acquired companies with our business in an efficient and effective manner. Ongoing and expanded integration processes could take longer than anticipated and could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, employees or other third parties, or our ability to achieve the anticipated benefits of the acquisitions, and could harm our financial performance. If we are unable to successfully or timely integrate the operations of acquired companies with our business, we may incur unanticipated liabilities and be unable to realize the revenue growth, synergies and other anticipated benefits resulting from the acquisitions, and our business, results of operations and financial condition could be materially and adversely affected.

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

We experienced net losses in each year from our inception, including net losses of $240.3 million and $34.0 million for the years ended December 31, 2021, and 2020, respectively, and $367.2 million for the six months ended June 30, 2022. We believe we will continue to incur operating losses and negative cash flow in the near-term as we continue to invest significantly in our business, in particular across our research and development efforts and sales and marketing programs. These investments may not result in increased revenue or growth in our business or enable us to achieve profitability.

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

Risks Related to Our Indebtedness

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the 2027 Notes.

In May 2022, we issued $115.0 million principal amount of 6.0% Convertible Senior Notes due 2027. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

•	increasing our vulnerability to adverse economic and industry conditions;
•	limiting our ability to obtain additional financing;
•	requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•	limiting our flexibility to plan for, or react to, changes in our business;
•	diluting the interests of our existing stockholders as a result of issuing shares of our Class A common stock upon conversion of the 2027 Notes; and
•	placing us at a possible competitive disadvantage with competitors that are less leveraged than we or have better access to capital.

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the 2027 Notes, and our cash needs may increase in the future. In addition, any future indebtedness that we may incur may contain financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under any existing indebtedness. If we fail to comply with these covenants or to make payments under any existing indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and any existing other indebtedness becoming immediately payable in full.

We may be unable to raise the funds necessary to repurchase the 2027 Notes for cash following a fundamental change, or to pay the cash amounts due upon conversion, and any other existing indebtedness may limit our ability to repurchase the 2027 Notes or pay cash upon their conversion.

Noteholders may require us to repurchase the 2027 Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the 2027 Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the 2027 Notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing any other indebtedness may restrict our ability to repurchase the 2027 Notes or pay the cash amounts due upon conversion. Our failure to repurchase the 2027 Notes or pay the cash amounts due upon conversion when required will constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing any other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under any other indebtedness and the 2027 Notes.

Provisions in the indenture governing the 2027 Notes could delay or prevent an otherwise beneficial takeover of us.

Certain provisions in the 2027 Notes and the indenture governing the 2027 Notes could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then holders of the 2027 Notes will have the right to require us to repurchase their 2027 Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change, then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the 2027 Notes and the indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that holders of our 2027 Notes or holders of our Class A common stock may view as favorable.

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

The SEC’s recently proposed rules on climate change disclosures, if adopted, will increase our costs and expenditures. The cost of complying with other current and future environmental, health and safety laws applicable to our operations, or the liabilities arising from past releases of, or exposure to, hazardous substances, may result in future expenditures. Any of these developments, alone or in combination, could have an adverse effect on our business, financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

All issuances of unregistered securities by us during the three months ended June 30, 2022, have been included previously in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

The following table sets forth purchases of our common stock for the three months ended June 30, 2022:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
April 1, 2022 through April 30, 2022	—	$—	—	—
May 1, 2022 through May 31, 2022	10,642	$1.84	—	—
June 1, 2022 through June 30, 2022	5,779	$1.93	—	—
Total	16,421		—

(1) All of the shares were withheld from employees in satisfaction of minimum tax withholding obligations associated with the issuance of shares of Class A common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

The exhibits listed in the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q and are incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Exhibit		Form	Exhibit	Filing Date
4.1	Indenture, dated as of May 13, 2022, between Desktop Metal, Inc. and U.S. Bank Trust Company, National Association, as trustee	8-K	4.1	5/13/2022
4.2	Form of certificate representing the 6.0% Convertible Senior Notes due 2027 (included as Exhibit A to Exhibit 4.1)	8-K	4.2	5/13/2022
10.1	Separation Agreement, dated as of July 11, 2022, by and between Desktop Metal, Inc. and James Haley	8-K	10.1	7/7/2022
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)			*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)			*
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350			*
101.INS	Inline XBRL Instance Document			*
101.SCH	Inline XBRL Taxonomy Extension Schema Document			*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document			*
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document			*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document			*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)			*
*	Filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESKTOP METAL, INC.

Date: August 8, 2022	By:	/s/ Ric Fulop
Ric Fulop
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2022	By:	/s/ James Haley
James Haley
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)