Form 10-Q
period 2022-09-30
Desktop Metal, Inc.
filed 2022-11-09
CIK 1754820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 7, 2022, there were 317,577,105 shares of the registrant’s Class A common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DESKTOP METAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$66,987	$65,017
Current portion of restricted cash	4,072	2,129
Short‑term investments	150,268	204,569
Accounts receivable	41,390	46,687
Inventory	91,223	65,399
Prepaid expenses and other current assets	18,781	18,208
Total current assets	372,721	402,009
Restricted cash, net of current portion	1,112	1,112
Property and equipment, net	57,755	58,710
Goodwill	365,253	639,301
Intangible assets, net	225,438	261,984
Other noncurrent assets	29,073	25,480
Total Assets	$1,051,352	$1,388,596
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$29,211	$31,558
Customer deposits	15,491	14,137
Current portion of lease liability	5,421	5,527
Accrued expenses and other current liabilities	31,430	33,829
Current portion of deferred revenue	16,309	18,189
Current portion of long‑term debt, net of deferred financing costs	444	825
Total current liabilities	98,306	104,065
Long-term debt, net of current portion	343	548
Convertible notes	111,657	—
Contingent consideration, net of current portion	1,088	4,183
Lease liability, net of current portion	18,788	13,077
Deferred revenue, net of current portion	3,778	4,508
Deferred tax liability	7,994	10,695
Other noncurrent liabilities	2,646	3,170
Total liabilities	244,600	140,246
Commitments and Contingencies (Note 17)
Stockholders’ Equity
Preferred Stock, $0.0001 par value—authorized, 50,000,000 shares; no shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Common Stock, $0.0001 par value—500,000,000 shares authorized; 317,193,388 and 311,737,858 shares issued at September 30, 2022 and December 31, 2021, respectively, 317,069,926 and 311,473,950 shares outstanding at September 30, 2022 and December 31, 2021, respectively	32	31
Additional paid‑in capital	1,864,477	1,823,344
Accumulated deficit	(996,601)	(568,611)
Accumulated other comprehensive loss	(61,156)	(6,414)
Total Stockholders’ Equity	806,752	1,248,350
Total Liabilities and Stockholders’ Equity	$1,051,352	$1,388,596

See notes to condensed consolidated financial statements

DESKTOP METAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues
Products	$42,937	$23,949	$135,085	$51,820
Services	4,149	1,489	13,381	3,908
Total revenues	47,086	25,438	148,466	55,728
Cost of sales
Products	43,639	20,450	130,454	46,427
Services	3,756	1,033	11,252	3,561
Total cost of sales	47,395	21,483	141,706	49,988
Gross profit	(309)	3,955	6,760	5,740
Operating expenses
Research and development	22,382	19,311	78,357	45,820
Sales and marketing	16,204	13,224	56,299	29,567
General and administrative	18,924	19,833	62,472	46,821
In-process research and development assets acquired	—	15,181	—	25,581
Goodwill impairment	—	—	229,500	—
Total operating expenses	57,510	67,549	426,628	147,789
Loss from operations	(57,819)	(63,594)	(419,868)	(142,049)
Change in fair value of warrant liability	—	—	—	(56,576)
Interest expense	(680)	(12)	(1,281)	(137)
Interest and other (expense) income, net	(1,677)	(3,796)	(8,443)	(3,166)
Loss before income taxes	(60,176)	(67,402)	(429,592)	(201,928)
Income tax (expense) benefit	(598)	523	1,602	32,761
Net loss	$(60,774)	$(66,879)	$(427,990)	$(169,167)
Net loss per share—basic and diluted	$(0.19)	$(0.26)	$(1.36)	$(0.67)
Weighted average shares outstanding, basic and diluted	316,007,716	260,555,655	313,901,704	251,467,644

See notes to condensed consolidated financial statements.

DESKTOP METAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net loss	$(60,774)	$(66,879)	$(427,990)	$(169,167)
Other comprehensive (loss) income, net of taxes:
Unrealized gain (loss) on available-for-sale marketable securities, net	(389)	(7)	(418)	(11)
Foreign currency translation adjustment	(15,866)	(1,216)	(54,324)	(1,099)
Total comprehensive (loss) income, net of taxes of $0	$(77,029)	$(68,102)	$(482,732)	$(170,277)

See notes to condensed consolidated financial statements.

DESKTOP METAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share amounts)

	Three Months Ended September 30, 2022
					Accumulated
					Other
	Common Stock		Additional		Comprehensive	Total
	Voting		Paid‑in	Accumulated	(Loss)	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
BALANCE—July 1, 2022	315,147,677	$32	$1,851,836	$(935,827)	$(44,901)	$871,140
Exercise of Common Stock options	1,147,289	—	1,771	—	—	1,771
Vesting of restricted Common Stock	21,786	—	—	—	—	—
Vesting of restricted stock units	765,093	—	—	—	—	—
Net settlement of shares for employee tax withholdings upon vesting of restricted stock units	(11,919)	—	(39)	—	—	(39)
Issuance of Common Stock related to settlement of contingent consideration	—	—	—	—	—	—
Stock‑based compensation expense	—	—	10,909	—	—	10,909
Net loss	—	—	—	(60,774)	—	(60,774)
Other comprehensive income (loss)	—	—	—	—	(16,255)	(16,255)
BALANCE—September 30, 2022	317,069,926	$32	$1,864,477	$(996,601)	$(61,156)	$806,752

	Nine Months Ended September 30, 2022
					Accumulated
					Other
	Common Stock		Additional		Comprehensive	Total
	Voting		Paid‑in	Accumulated	(Loss)	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
BALANCE—January 1, 2022	311,473,950	$31	$1,823,344	$(568,611)	$(6,414)	$1,248,350
Exercise of Common Stock options	2,168,289	—	3,035	—	—	3,035
Vesting of restricted Common Stock	135,341	—	—	—	—	—
Vesting of restricted stock units	3,248,204	1	—	—	—	1
Repurchase of shares for employee tax withholdings	(68,060)	—	(228)	—	—	(228)
Issuance of Common Stock related to settlement of contingent consideration	112,202	—	500	—	—	500
Stock‑based compensation expense	—	—	37,826	—	—	37,826
Net loss	—	—	—	(427,990)	—	(427,990)
Other comprehensive income (loss)	—	—	—	—	(54,742)	(54,742)
BALANCE—September 30, 2022	317,069,926	$32	$1,864,477	$(996,601)	$(61,156)	$806,752

	Three Months Ended September 30, 2021
					Accumulated
					Other
	Common Stock		Additional		Comprehensive	Total
	Voting		Paid‑in	Accumulated	(Loss)	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
BALANCE—July 1, 2021	259,545,731	$26	$1,387,779	$(430,565)	$104	$957,344
Exercise of Common Stock options	1,615,484	—	1,576	—	—	1,576
Vesting of restricted Common Stock	295,599	—	—	—	—	—
Vesting of restricted stock units	259,735	—	—	—	—	—
Net share settlement related to employee tax withholdings upon vesting of restricted stock units	(40,299)	—	(309)	—	—	(309)
Issuance of Common Stock for acquisitions	—	—	—	—	—	—
Issuance of common stock for acquired in-process research and development	—	—	—	—	—	—
Net share settlement related to employee tax withholdings upon vesting of restricted stock awards	(109,150)	—	(958)	—	—	(958)
Stock‑based compensation expense	—	—	9,951	—	—	9,951
Net loss	—	—	—	(66,879)	—	(66,879)
Other comprehensive income (loss)	—	—	—	—	(1,223)	(1,223)
BALANCE—September 30, 2021	261,567,100	$26	$1,398,039	$(497,444)	$(1,119)	$899,502

	Nine Months Ended September 30, 2021
					Accumulated
					Other
	Common Stock		Additional		Comprehensive	Total
	Voting		Paid‑in	Accumulated	(Loss)	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
BALANCE—January 1, 2021	224,626,597	$23	$844,188	$(328,277)	$(9)	$515,925
Exercise of Common Stock options	4,462,218	—	5,241	—	—	5,241
Vesting of restricted Common Stock	407,629	—	—	—	—	—
Vesting of restricted stock units	303,656	—	—	—	—	—
Net settlement of shares related to employee tax withholdings upon vesting of restricted stock units	(49,471)	—	(454)	—	—	(454)
Issuance of Common Stock for acquisitions	9,049,338	1	208,988	—	—	208,989
Issuance of common stock for acquired in-process research and development	334,370	—	4,300	—	—	4,300
Net share settlement related to employee tax withholdings upon vesting of restricted stock awards	(109,150)	—	(958)			(958)
Stock‑based compensation expense	—	—	16,167	—	—	16,167
Vesting of Trine Founder shares	1,850,938	—	—	—	—	—
Exercise of warrants	20,690,975	2	320,567	—	—	320,569
Net loss	—	—	—	(169,167)	—	(169,167)
Other comprehensive income (loss)	—	—	—	—	(1,110)	(1,110)
BALANCE—September 30, 2021	261,567,100	$26	$1,398,039	$(497,444)	$(1,119)	$899,502

See notes to condensed consolidated financial statements.

DESKTOP METAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(427,990)	$(169,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,294	15,576
Stock‑based compensation	37,826	16,167
Goodwill impairment	229,500	—
Change in fair value of warrant liability	—	56,576
Change in fair value of subscription agreement	—	2,920
Amortization (accretion) of discount on investments	(305)	2,189
Amortization of debt financing cost	—	9
Amortization of deferred costs on convertible notes	276	—
Provision for bad debt	1,038	316
Acquired in-process research and development	—	25,581
Loss on disposal of property and equipment	209	19
Foreign exchange (gains) losses on intercompany transactions, net	1,261	—
Net increase (decrease) in accrued interest related to marketable securities	771	(414)
Net unrealized (gain) loss on equity investment	6,172	1,880
Net unrealized (gain) loss on other investments	745	(639)
Deferred tax benefit	(1,602)	(32,761)
Change in fair value of contingent consideration	(254)	(166)
Foreign currency transaction (gain) loss	(59)	—
Changes in operating assets and liabilities:
Accounts receivable	3,166	(8,476)
Inventory	(31,195)	(11,067)
Prepaid expenses and other current assets	(969)	(3,096)
Other assets	1,196	(118)
Accounts payable	(2,959)	4,243
Accrued expenses and other current liabilities	(3,855)	(9,294)
Customer deposits	2,360	(1,298)
Deferred revenue	(1,589)	1,295
Change in right of use assets and lease liabilities, net	(2,850)	(340)
Other liabilities	24	6
Net cash used in operating activities	(150,789)	(110,059)
Cash flows from investing activities:
Purchases of property and equipment	(8,157)	(4,145)
Purchase of other investments	—	(3,620)
Proceeds from other investments	3,155	—
Purchase of equity investment	—	(20,000)
Proceeds from sale of property and equipment	6	—
Purchase of marketable securities	(158,404)	(330,873)
Proceeds from sales and maturities of marketable securities	205,650	163,882
Proceeds from capital grant	200	—
Cash paid to acquire in-process research and development	—	(21,220)
Cash paid for acquisitions, net of cash acquired	(23)	(191,146)
Net cash provided by (used in) investing activities	42,427	(407,122)
Cash flows from financing activities:
Proceeds from the exercise of stock options	3,036	5,241
Proceeds from the exercise of stock warrants	—	170,665
Payment of taxes related to net share settlement upon vesting of restricted stock units	(230)	(454)
Repayment of loans	(421)	—
Proceeds from issuance of convertible notes	115,000	—
Costs incurred in connection with the issuance of convertible notes	(3,619)	—
Repayment of term loan	—	(10,000)
Net cash provided by financing activities	113,766	165,452
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,491)	(56)
Net increase (decrease) in cash, cash equivalents, and restricted cash	3,913	(351,785)
Cash, cash equivalents, and restricted cash at beginning of period	68,258	484,137
Cash, cash equivalents, and restricted cash at end of period	$72,171	$132,352

	Nine Months Ended September 30,
	2022	2021

Supplemental disclosures of cash flow information

Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total shown in the condensed consolidated statements of cash flows:

Cash and cash equivalents	$66,987	131,676
Restricted cash included in other current assets	4,072	—
Restricted cash included in other noncurrent assets	1,112	676
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$72,171	$132,352

Supplemental cash flow information:
Interest paid	$—	$137
Taxes paid	$—	$150

Non‑cash investing and financing activities:
Net unrealized (gain) loss on investments	$418	$11
Exercise of private placement warrants	$—	$149,904
Common Stock issued for acquisitions	$—	$208,989
Common Stock issued for acquisition of in-process research and development	$—	$4,300
Common Stock issued for settlement of contingent consideration	$500	$—
Cash held back in acquisitions	$—	$50
Additions to right of use assets and lease liabilities	$10,742	$891
Purchase of property and equipment included in accounts payable	$1,507	$77
Purchase of property and equipment included in accrued expense	$—	$33
Contingent consideration in connection with acquisitions	$—	$6,083
Transfers from property and equipment to inventory	$2,470	$—
Transfers from inventory to property and equipment	$3,475	$—
Deferred contract costs	$1,341	$—

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

Risks and Uncertainties

The Company is subject to a number of risks similar to those of other companies of similar size in its industry, including, but not limited to, the need for successful development of products, the need for additional funding, competition from substitute products and services from larger companies, protection of proprietary technology, patent litigation, dependence on key individuals, and risks associated with changes in information technology. The Company has financed its operations to date primarily with proceeds from the sale of preferred stock, the Business Combination, and the sale of convertible senior notes due in 2027 (the “2027 Notes”) in May 2022. The Company’s long-term success is dependent upon its ability to successfully market its products and services; generate revenue; maintain or reduce its operating costs and expenses; meet its obligations; obtain additional capital when needed; and, ultimately, achieve profitable operations. Management believes that existing cash and short-term investments as of

September 30, 2022 will be sufficient to fund operating and capital expenditure requirements through at least twelve months from the date of issuance of these consolidated financial statements.

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

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a disease caused by a novel strain of the coronavirus (“COVID-19”) to be a pandemic. As of September 30, 2022, the impact of the COVID-19 pandemic continues to unfold and there has been uncertainty and disruption in the global economy and financial markets. The Company has considered the COVID-19 pandemic related impacts on its estimates, as appropriate, within its consolidated financial statements and there may be changes to those estimates in future periods.

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

3. REVENUE RECOGNITION

Contract Balances

The Company’s deferred revenue balance was $20.1 million and $22.7 million as of September 30, 2022 and December 31, 2021, respectively. During the three and nine months ended September 30, 2022, the Company recognized $3.6 million and $14.0 million of existing deferred revenue from 2021. The deferred revenue consists of billed post-installation customer support and maintenance, cloud-based software licenses that are recognized ratably over the term of the agreement, and contracts that have outstanding performance obligations or contracts that have acceptance terms that have not yet been fulfilled.

Contract assets were not significant during the nine months ended September 30, 2022 and 2021.

Remaining Performance Obligations

At September 30, 2022, the Company had $20.1 million of remaining performance obligations, also referred to as backlog, of which approximately $16.3 million is expected to be fulfilled over the next 12 months, notwithstanding uncertainty related to the impact of COVID-19, including, but not limited to, international shipping and travel restrictions brought about by COVID-19, which could have an adverse effect on the timing of delivery and installation of products and/or services to customers. In addition, the Company also had customer deposits of $15.5 million at September 30, 2022.

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

The acquisition included contingent consideration related to revenue metrics and technical milestones, with a fair value of $6.1 million as of the date of acquisition and a fair value of $3.9 million as of September 30, 2022. The Company will pay up to $5.5 million of contingent consideration based on stated revenue metrics, which had a fair value of $4.6 million as of the date of acquisition. During the three months ended September 30, 2022, based on the relevant revenues earned during the first year of the three-year contingent consideration period, the Company paid $1.0 million in cash and $0.5 million in shares to Aerosint shareholders, resulting in a reduction of the contingent consideration liability, which has a fair value of $2.4 million as of September 30, 2022. If Aerosint reaches certain product mass production technical milestones, the Company will pay out a maximum of $2.0 million in contingent consideration, which had a fair value of $1.5 million as of the date of acquisition, and a fair value of $1.5 million as of September 30, 2022. As of the date of acquisition, the fair value of the short-term liability was $1.4 million, and the long-term liability was $4.7 million, which the Company recorded in accrued expenses and other current liabilities and contingent consideration, net of current portion, on the condensed consolidated balance sheets. As of September 30, 2022, $2.8 million of contingent consideration is recorded in accrued expenses and other current liabilities and $1.1 million is recorded in contingent consideration, net of current portion, in the condensed consolidated balance sheets.

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

Acquisition of Dental Arts Labs

On July 30, 2021, the Company acquired Dental Arts Laboratories, Inc., (“Dental Arts Labs”), which expanded the Company’s portfolio in additive and conventional manufacturing within the healthcare industry. The purchase price was $26.0 million paid in cash. The Company also issued 1,190,468 restricted stock units with a grant date fair value of $11.0 million, which are subject to a four-year vesting period and continuing employment. The Company will recognize compensation expense for these restricted stock units over the vesting period.

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

Subsequent to the acquisition date, the Company made a working capital adjustment to the preliminary purchase price allocation, which resulted in decrease to goodwill of $0.3 million. As of June 30, 2022, the measurement period was completed.

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

Acquisition of A.I.D.R.O.

On September 7, 2021, the Company purchased the entire corporate capital of A.I.D.R.O. Srl (“A.I.D.R.O.”). This acquisition expanded the Company’s parts production capabilities and application expertise in the hydraulics industry. The purchase price for the A.I.D.R.O. acquisition was $5.7 million paid in cash, of which $4.9 million was paid at closing and the remaining $0.8 million was deposited to an escrow account subsequent to September 30, 2022. The Company also issued 364,050 restricted stock units with a grant date fair value of $3.2 million, which are subject to a four-year vesting period and continuing employment. The Company will recognize compensation expense for these restricted stock units over the vesting period.

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

Subsequent to the acquisition date, the Company made a working capital adjustment to the preliminary purchase price allocation, which resulted in an immaterial increase to goodwill. As of September 7, 2022, the measurement period was completed.

The estimated useful lives of the identifiable intangible assets acquired is as follows:

	Gross Value	Estimated Life
Trade name	$142	4 years
Customer relationships	938	15 years
Total intangible assets	$1,080

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

Acquisition of Brewer Dental

On October 14, 2021, the Company acquired Larry Brewer Dental Lab, Inc. (“Brewer Dental”), which expanded the Company’s portfolio in additive and conventional manufacturing within the healthcare and dental industry. The purchase price was $7.6 million paid in cash, of which $7.0 million was paid at closing and the remaining $0.5 million will be paid 24 months after closing. The Company also issued 252,096 restricted stock units with a grant date fair value of $1.8 million, which are subject to a four-year vesting period and continuing employment. The Company will recognize compensation expense for these restricted stock units over the vesting period.

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

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed (in thousands):

At October 14, 2021
Assets acquired:
Cash and cash equivalents	$1,574
Accounts receivable	524
Inventory	226
Property and equipment	375
Intangible assets	2,630
Other noncurrent assets	706
Total assets acquired	$6,035
Liabilities assumed:
Accounts payable	$34
Current portion of lease liability	87
Accrued expenses and other current liabilities	145
Lease liability, net of current portion	619
Total liabilities assumed	$885
Net assets acquired	$5,150

Goodwill	$2,463
Total net assets acquired	$7,613

The estimated useful lives of the identifiable intangible assets acquired is as follows:

	Gross Value	Estimated Life
Trade name	$230	8 years
Customer relationships	2,400	8 years
Total intangible assets	$2,630

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

Acquisition of May Dental

On October 29, 2021, the Company acquired May Dental Lab, Inc. (“May Dental”), which expanded the Company’s portfolio in additive and conventional manufacturing within the healthcare and dental industry. The aggregate purchase price was $12.5 million paid in cash, of which $11.8 million was paid at closing and the remaining $0.8 million will be paid 24 months after closing, subject to the Limited Liability Interest Purchase Agreement. The Company also issued 357,642 restricted stock units with a grant date fair value of $2.5 million, which are subject to a four-year vesting period and continuing employment. The Company will recognize compensation expense for these restricted stock units over the vesting period.

The total purchase price was allocated to the identifiable assets acquired and liabilities assumed based on the Company’s preliminary estimates of their fair values on the acquisition date. The fair values assigned to May Dental’s tangible and intangible assets and liabilities assumed, and the related deferred tax assets and liabilities, are considered preliminary and are based on the information available at the date of the acquisition. The Company is in the process of finalizing its purchase price allocation, and the tax basis of the assets and liabilities acquired. This may result in potential adjustments to the carrying value of the respective recorded assets and liabilities, establishment of certain intangible assets, revisions of useful lives of intangible assets, establishment of potential acquisition contingencies, and the determination of any residual amount that will be allocated to goodwill. Adjustments that impact the deferred tax liability recorded in the business combination could result in an increase or decrease in the Company’s recorded valuation allowance that will be recognized in the accompanying statement of operations.

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

The estimated useful lives of the identifiable intangible assets acquired is as follows:

	Gross Value	Estimated Life
Trade name	$3,900	9 years
Customer relationships	440	10 years
Total intangible assets	$4,340

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

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed (in thousands):

At November 12, 2021
Assets acquired:
Cash and cash equivalents	$119,068
Restricted cash - current	3,007
Accounts receivable	13,611
Inventory	27,200
Prepaid expenses and other current assets	5,165
Property and equipment	33,991
Intangible assets	82,100
Other noncurrent assets	2,734
Total assets acquired	$286,876
Liabilities assumed:
Accounts payable	$5,830
Accrued expenses and other current liabilities	10,368
Current portion of deferred revenue	15,331
Customer deposits	10,168
Current portion of operating lease liability	1,919
Deferred tax liability	3,465
Lease liability, net of current portion	332
Deferred revenue, net of current portion	147
Other noncurrent liabilities	321
Total liabilities assumed	$47,881
Net assets acquired	$238,995

Goodwill	$374,007
Total net assets acquired	$613,002

Subsequent to the acquisition date the Company made a measurement adjustment to the preliminary purchase allocation which resulted in an increase to goodwill of $0.6 million.

The estimated useful lives of the identifiable intangible assets acquired is as follows:

	Gross Value	Estimated Life
Developed Technology	$72,900	8 years
Trade name	1,300	4 years
Customer relationships	7,900	12 years
Total intangible assets	$82,100

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

Acquisition of Meta Additive

On September 9, 2021, the Company acquired Meta Additive Ltd (“Meta Additive”), pursuant to a Stock Purchase Agreement of the same date. Meta Additive is engaged in research and development of binder jet printing. The purchase price consisted of cash consideration of $15.2 million, including transaction costs of $0.2 million. The Company concluded the arrangement did not result in the acquisition of a business, as substantially all of the fair value of the gross assets acquired was concentrated in in-process research and development for which there was no alternative future use. The Company accounted for the arrangement as an asset acquisition. In connection with the acquisition, the Company issued 1,101,592 restricted stock units with a fair value of $9.0 million as of the acquisition date to retain key employees of Meta Additive through the expected term to complete the development, which vest over a service period of 4 years and are accounted for as post-combination expense. In June 2022, per the terms of the acquisition agreement, the Company accelerated 895,044 RSUs for certain key employees in connection with the Initiative described in Note 24. Restructuring Charges.

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

5. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company’s cash equivalents and short-term investments are invested in the following (in thousands):

	September 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$52,029	$—	$—	$52,029
Total cash equivalents	52,029	—	—	52,029
Commercial paper	71,888	—	—	71,888
Corporate bonds	29,020	—	(213)	28,807
U.S. Treasury securities	29,797	—	(110)	29,687
Government bonds	14,798	—	(137)	14,661
Asset-backed securities	3,984	—	(6)	3,978
Total short-term investments	149,487	—	(466)	149,021
Total cash equivalents and short-term investments	$201,516	$—	$(466)	$201,050

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$46,521	$—	$—	$46,521
Total cash equivalents	46,521	—	—	46,521
Commercial paper	70,401	—	—	70,401
Corporate bonds	65,645	—	(28)	65,617
Government bonds	36,487	—	(11)	36,476
Asset-backed securities	24,665	—	(10)	24,655
Total short-term investments	197,198	—	(49)	197,149
Total cash equivalents and short-term investments	$243,719	$—	$(49)	$243,670

During the year ended December 31, 2021, the Company made a $20.0 million investment in equity securities of a publicly-traded company. The Company records this investment at fair value, which was $1.2 million as of September 30, 2022. Prior to the investment, the Company entered into a subscription agreement to purchase the investment, resulting in a subscription agreement liability which was derecognized upon investment. During the three and nine months ended September 30, 2022, the Company recorded an unrealized loss due to the change in fair value of the equity securities of $0.3 million and $6.2 million, respectively, in interest and other (expense) income, net in the consolidated statements of operations.

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

The following fair value hierarchy table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the inputs the Company utilized to determine such fair value (in thousands):

	September 30, 2022
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Items	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$52,029	$—	$—	$52,029
Commercial paper	—	71,888	—	71,888
Corporate bonds	—	28,807	—	28,807
U.S. Treasury securities	—	29,687	—	29,687
Government bonds	—	14,661	—	14,661
Asset-backed securities	—	3,978	—	3,978
Equity securities	1,248	—	—	1,248
Other investments	—	—	2,850	2,850
Total assets	$53,277	$149,021	$2,850	$205,148
Liabilities:
Contingent consideration	$—	$—	$3,900	$3,900
Total liabilities	$—	$—	$3,900	$3,900

	December 31, 2021
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Items	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$46,521	$—	$—	$46,521
Commercial paper	—	70,401	—	70,401
Corporate bonds	—	65,617	—	65,617
Government bonds	—	36,476	—	36,476
Asset-backed securities	—	24,655	—	24,655
Equity securities	7,420	—	—	7,420
Other investments	—	—	6,750	6,750
Total assets	$53,941	$197,149	$6,750	$257,840
Liabilities:
Contingent consideration	$—	$—	$5,654	$5,654
Total liabilities	$—	$—	$5,654	$5,654

The Company has determined that the estimated fair value of its corporate bonds and commercial paper are reported as Level 2 financial assets as they are based on model-driven valuations in which all significant inputs are observable, or can be derived from or corroborated by observable market data for substantially the full term of the asset.

Equity securities include investments made via publicly-traded securities. The Company has determined that the estimated fair value of its equity securities is reported as Level 1 financial assets as they are based on quoted market prices in active markets for identical assets. During the three and nine months ended September 30, 2022, the Company recorded an unrealized loss due to the change in fair value of the equity securities of $0.3 million and $6.2 million, respectively, in interest and other (expense) income, net in the consolidated statements of operations. Additionally, the Company recorded an initial subscription agreement liability of $0.5 million related to this investment and recognized a loss on the subscription agreement liability of $2.4 million during the year ended December 31, 2021. The initial subscription liability was recorded as a Level 3 liability as a result of the discount for lack of marketability. Upon investment, the liability was derecognized and the investment was recorded as a Level 3 investment because the equity securities were not registered for resale and a discount for lack of marketability was still applied. Subsequently, the securities were registered and the investment was transferred from Level 3 to Level 1.

Other investments include investments made via convertible debt instruments totaling $2.9 million. The other investments are reported as a Level 3 financial asset because the methodology used to develop the estimated fair values includes significant unobservable inputs reflecting management’s own assumptions. Assumptions used in fair valuing convertible debt instruments include the rights and obligations of the notes the Company holds as well as the probability of a qualified financing event, acquisition, or change in control. During the three months ended September 30, 2022, the Company did not recognize any losses on convertible debt instruments. During the nine months ended September 30, 2022, the Company recognized losses on convertible debt instruments of $0.8 million. During the three and nine months ended September 30, 2021, the Company recognized immaterial gains on convertible debt instruments in interest and other (expense) income, net in the condensed consolidated statements of operations. During the three and nine months ended September 30, 2022, $3.1 million of the outstanding convertible debt instruments was repaid in full.

The fair value of the Private Placement Warrants is estimated using the Black-Scholes option pricing model and is classified as a Level 3 financial instrument. The significant assumptions used in the model were the Company’s stock price, exercise price, expected term, volatility, interest rate, and dividend yield. During the nine months ended September 30, 2022 and 2021, the Company recognized no gain or loss and a loss of $56.6 million, respectively, on the Private Placement Warrants. The Private Placement Warrants were all exercised as of March 2, 2021.

The contingent consideration liability was valued using a Monte Carlo simulation in a risk-neutral framework as well as a scenario based approach (both special cases of the income approach), based on key inputs that are not all observable in the market and is classified as a Level 3 liability. The Company assesses the fair value of the contingent consideration liability at each reporting period, with any subsequent changes to the fair value of the liability reflected in the condensed consolidated statement of operations until the liability is settled. During the three and nine months ended September 30, 2022, the Company recognized a gain in fair value of contingent consideration of $0.3 million and $0.3 million, respectively. During the three months ended September 30, 2022, the Company did not make any contingent consideration payments. During the nine months ended September 30, 2022, based on the relevant revenues earned during the first year of the three-year contingent consideration period, the Company paid $1.0 million in cash and $0.5 million in shares to Aerosint, resulting in a reduction of the contingent consideration liability.

The 2027 Notes are valued as a single liability measured at amortized cost, as no other features require bifurcation and recognition as derivatives.

There were no transfers between fair value measure levels during the nine months ended September 30, 2022 and 2021. The following table presents information about the Company’s movement in Level 3 assets measured at fair value (in thousands):

	Nine Months Ended September 30,
	2022	2021
Balance at beginning of period	$6,750	$3,000
Additions	—	23,620
Changes in fair value	(745)	(4,161)
Disposals	(3,155)	—
Balance at end of period	$2,850	$22,459

The following table presents information about the Company’s movement in Level 3 liabilities measured at fair value (in thousands):

	Nine Months Ended September 30,
	2022	2021
Balance at beginning of period	$5,654	$93,328
Payment of contingent consideration liability	(1,500)	—
Changes in fair value	(254)	59,022
Additions	—	6,558
Disposals		(2,920)
Foreign currency translation	—	(167)
Exercise of private placement warrants	—	(149,904)
Balance at end of period	$3,900	$5,917

7. ACCOUNTS RECEIVABLE

The components of accounts receivable are as follows (in thousands):

	September 30,	December 31,
	2022	2021
Trade receivables	$43,093	$47,352
Allowance for doubtful accounts	(1,703)	(665)
Total accounts receivable	$41,390	$46,687

The following table summarizes activity in the allowance for doubtful accounts (in thousands):

	September 30,	December 31,
	2022	2021
Balance at beginning of period	$665	$500
Provision for uncollectible accounts, net of recoveries	1,324	447
Uncollectible accounts written off	(286)	(282)
Balance at end of period	$1,703	$665

8. INVENTORY

Inventory consists of the following (in thousands):

	September 30,	December 31,
	2022	2021
Raw materials	$38,561	$24,887
Work in process	7,596	8,875
Finished goods:
Deferred cost of sales	1,029	6,999
Manufactured finished goods	44,037	24,638
Total finished goods	45,066	31,637
Total inventory	$91,223	$65,399

9. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consists of the following (in thousands):

	September 30,	December 31,
	2022	2021
Prepaid operating expenses	$10,510	$11,961
Prepaid taxes	1,566	1,981
Prepaid dues and subscriptions	2,924	1,889
Prepaid insurance	1,868	492
Government grants receivable	393	226
Prepaid rent	338	178
Other	1,182	1,481
Total prepaid expenses and other current assets	$18,781	$18,208

10. PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2022	2021
Equipment	$49,150	$42,892
Land and buildings	16,322	17,214
Automobiles	1,183	905
Furniture and fixtures	2,350	1,844
Computer equipment	2,012	1,725
Tooling	2,138	2,000
Software	2,248	2,346
Leasehold improvements	18,007	15,263
Construction in process	3,152	4,185
Property and equipment, gross	96,562	88,374
Less: accumulated depreciation	(38,807)	(29,664)
Total property and equipment, net	$57,755	$58,710

Depreciation and amortization expense was $3.1 million and $9.3 million for the three and nine months ended September 30, 2022. Depreciation and amortization expense was $1.6 million and $4.4 million for the three and nine months ended September 30, 2021.

11. GOODWILL & INTANGIBLE ASSETS

The carrying amount of goodwill at September 30, 2022 and December 31, 2021 was $365.3 million and $639.3 million respectively, and has been recorded in connection with the Company’s acquisitions. The goodwill activity is as follows (in thousands):

Goodwill
Balance at December 31, 2020	$2,252
Acquisition of EnvisionTEC	195,688
Acquisition of Adaptive3D	35,113
Acquisition of Aerosint	14,581
Acquisition of Dental Arts Labs	8,839
Acquisition of A.I.D.R.O.	3,515
Acquisition of Brewer Dental	2,463
Acquisition of May Dental	6,782
Acquisition of ExOne	374,636
Foreign currency translation adjustment	(4,568)
Balance at December 31, 2021	$639,301
Measurement period adjustments	(606)
Foreign currency translation adjustment	(43,942)
Goodwill impairment	(229,500)
Balance at September 30, 2022	$365,253

At June 30, 2022, a quantitative interim goodwill impairment assessment was performed due to further sustained declines in the Company’s and comparable companies’ stock prices in the six months ended June 30, 2022. At September 30, 2022, there was no incremental goodwill impairment recorded.

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

The Company determined that the estimated fair value of the reporting unit was less than its carrying amount. During the three and nine months ended September 30, 2022, the Company recorded goodwill impairment charges of $0 and $229.5 million, respectively, in the condensed consolidated statements of operations.

Intangible assets consisted of the following (in thousands):

		September 30, 2022			December 31, 2021
	Weighted Average	Gross		Net	Gross		Net
	Remaining Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Lives (in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired technology	8.7	$193,194	$30,163	$163,031	$198,631	$11,421	$187,210
Trade name	10.4	12,435	1,945	10,490	12,475	684	11,791
Customer relationships	10.1	66,272	14,426	51,846	69,127	6,296	62,831
Capitalized software	0.7	518	447	71	518	366	152
Total intangible assets		$272,419	$46,981	$225,438	$280,751	$18,767	$261,984

During the three and nine months ended September 30, 2022 and 2021, the Company recognized the following amortization expense (in thousands):

	Statement of	Three Months Ended September 30,		Nine Months Ended September 30,
Category	Operations Line Item	2022	2021	2022	2021
Acquired technology	Cost of Sales	$5,877	$2,532	$17,817	$5,942
Acquired technology	Research and Development	466	375	1,314	1,387
Trade name	General and Administrative	424	227	1,267	477
Customer relationships	Sales and Marketing	2,276	1,280	8,044	3,174
Capitalized software	Research and Development	26	45	80	135
		$9,069	$4,459	$28,522	$11,115

The Company expects to recognize the following amortization expense (in thousands):

Amortization Expense
2022 (remaining 3 months)	$9,520
2023	40,908
2024	40,966
2025	38,509
2026	28,874
2027 and after	66,661
Total intangible amortization	$225,438

12. OTHER NONCURRENT ASSETS

The following table summarizes the Company’s components of other noncurrent assets (in thousands):

	September 30,	December 31,
	2022	2021
Right of use asset	$22,657	$17,794
Long-term deposits	575	390
Other investments	2,850	6,750
Other	2,991	546
Total other noncurrent assets	$29,073	$25,480

13. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the Company’s components of accrued expenses and other current liabilities (in thousands):

	September 30,	December 31,
	2022	2021
Compensation and benefits related	$11,429	$17,124
Professional services	1,853	2,659
Warranty reserve	3,723	4,048
Franchise and royalty fees	1,308	2,035
Current portion of contingent consideration	2,812	1,471
2027 Notes Interest	2,686	—
Inventory purchases	1,686	1,072
Commissions	824	849
Income tax payable	285	233
Sales and use and franchise taxes	310	274
Current portion of acquisition consideration	500	—
Other	4,014	4,064
Total accrued expenses and other current liabilities	$31,430	$33,829

As of September 30, 2022, and December 31, 2021, the Company has recorded $3.7 million and $4.0 million, respectively, of warranty reserve within accrued expenses and other current liabilities in the condensed consolidated balance sheets. Warranty reserve consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Warranty reserve, at the beginning of the period	$4,048	$1,553
Warranty reserve assumed in acquisition	—	1,389
Additions to warranty reserve	2,444	2,576
Claims fulfilled	(2,769)	(1,470)
Warranty reserve, at the end of the period	$3,723	$4,048

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

The 2027 Notes are valued as a single liability measured at amortized cost, which approximates fair value, as no other features require bifurcation and recognition as derivatives. The following table presents the outstanding principal amount and carrying value of the 2027 Notes as of the date indicated (in thousands):

September 30,
2022
Principal	$115,000
Unamortized debt discount	(2,642)
Unamortized debt issuance costs	(701)
Net carrying value	$111,657

The annual effective interest rate for the 2027 Notes was approximately 6.1%. Interest expense related to the 2027 Notes for the periods presented below are as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Coupon interest	$1,739	$2,686
Amortization of debt discount	186	218
Amortization of transaction costs	50	58
Total interest expense	$1,975	$2,962

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

Bank Debt—In connection with the acquisition of A.I.D.R.O., the Company acquired three loans (“Bank Loans”) totaling $1.1 million in aggregate. The Bank Loans have term of 4.5 years and mature from September 2024 through September 2025, with interest rates ranging from 1.70% to 2.10%. Payments of principal and interest are made quarterly. During the three and nine months ended September 30, 2022 the Company paid $0.1 million and $0.3 million, respectively, and as of September 30, 2022, $0.6 million remains outstanding. $0.2 million of the outstanding debt is recorded within current portion of long-term debt, net of deferred financing costs and $0.4 million is recorded within long-term debt, in the condensed consolidated balance sheets.

Equipment Financing Agreement—In connection with the acquisition of Dental Arts Labs, the Company acquired a thirteen-month equipment financing agreement (“Financing Agreement”) in the amount of $0.5 million. The Financing Agreement provided for an advance payment of $0.5 million to secure equipment for the Company. Payments are made monthly under the Financing Agreement upon acceptance, which had not yet occurred as of December 31, 2021. Subsequent to December 31, 2021, the Company executed a delivery and acceptance certificate which commences payment. As of September 30, 2022, the outstanding financing agreement balance of $0.2 million is recorded in current portion of long-term debt, net of deferred financing costs, in the condensed consolidated balance sheets. The Financing Agreement will mature in June 2023.

15. OTHER NONCURRENT LIABILITIES

The following table summarizes the Company’s components of other noncurrent liabilities (in thousands):

	September 30,	December 31,
	2022	2021
Taxes payable	$1,034	$1,034
Acquisition consideration	1,250	1,750
Other	362	386
Total other noncurrent liabilities	$2,646	$3,170

16. LEASES

Lessee

At September 30, 2022, the Company recorded $22.7 million as a right of use asset and $23.6 million as an operating lease liability. At December 31, 2021, the Company recorded $17.8 million as a right of use asset and $17.8 million as an operating lease liability. The Company assesses its right of use asset and other lease-related assets for impairment. There were no impairments recorded related to these assets during the three and nine months ended September 30, 2022 and the year ended December 31, 2021.

The Company reviews all supplier, vendor, and service provider contracts to determine whether any service arrangements contain a lease component. The Company identified two service agreements that contain an embedded lease. The agreements do not contain fixed or minimum payments, and the variable lease expense was immaterial during the three and nine months ended September 30, 2022 and 2021.

Information about other lease-related balances is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lease cost
Operating lease cost	$1,507	$593	$4,286	$1,338
Finance lease cost	22	1	64	2
Short‑term lease cost	31	37	101	82
Variable lease cost	54	46	176	131
Total lease cost	$1,614	$677	$4,627	$1,553
Other Information
Operating cash flows used in operating leases	$1,580	$673	$4,675	$1,572
Operating cash flows used in finance leases	16	2	56	4
Weighted‑average remaining lease term—operating leases (years)	12.8	4.8	12.8	4.8
Weighted‑average remaining lease term—finance leases (years)	7.8	8.5	7.8	8.5
Weighted‑average discount rate—operating leases	4.5%	4.2%	4.5%	4.2%
Weighted‑average discount rate—finance leases	3.1%	1.5%	3.1%	1.5%

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

Future minimum lease payments under noncancelable operating leases, including immaterial future minimum lease payments under finance leases, at September 30, 2022, are as follows (in thousands):

	Operating Leases	Finance Leases
2022 (remaining 3 months)	$1,604	$19
2023	6,180	75
2024	4,797	71
2025	4,043	70
2026	3,550	70
2027 and after	6,281	356
Total lease payments	26,455	661
Less amount representing interest	(2,824)	(83)
Total lease liability	23,631	578
Less current portion of lease liability	(5,363)	(58)
Lease liability, net of current portion	$18,268	$520

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

Lessor

The Company leases machinery and equipment to customers (principally 3D printing machines and related equipment) under lease arrangements classified as either operating leases or sales-type leases. At September 30, 2022, the Company estimated that the total fair market value approximated the related net book value of the machinery and equipment held under the Company’s operating lease arrangements. The Company’s net investment in sales-type lease arrangements at September 30, 2022 is immaterial and is recorded in prepaid expense and other current assets in the consolidated balance sheets. There was no net investment in sales-type lease arrangements at September 30, 2021.

The Company recognized the following components under operating and sales-type lease arrangements in the accompanying consolidated statements of operations and comprehensive loss for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Operating	Sales-type	Operating	Sales-type	Operating	Sales-type	Operating	Sales-type
Revenue	$70	$—	$—	$—	$287	$—	$—	$—
Interest Income (1)	—	6	—	—	—	23	—	—

(1) Interest income related to sales-type leases is recorded as a component of revenue in the consolidated statements of operations and comprehensive loss for each of the periods presented.

The Company’s net investment in sales-type leases consisted of the following:

	Nine Months Ended September 30,
	2022	2021
Future minimum lease payments receivable	$342	$—
Less: Allowance for doubtful accounts	—	—
Net future minimum lease payments receivable	342	—
Less: Unearned interest income	(16)	—
Net investment in sales-type leases	$326	$—

The Company did not record any provisions for bad debt related to lessees during the three and nine months ended September 30, 2022.

Future minimum lease receipts of non-cancellable operating and sales-type lease arrangements as of September 30, 2022 were as follows:

	Operating	Sales-type
2022 (remaining three months)	$—	$68
2023	—	274
2024	—	—
2025	—	—
2026	—	—
Thereafter	—	—
Total minimum lease payments	$—	$342
Less: Allowance for doubtful accounts		—
Less: Present value discount		(16)
Future minimum lease payments receivable		$326

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

As previously disclosed, on December 21, 2021, January 14, 2022, February 2, 2022 and February 22, 2022, four alleged shareholders of Desktop Metal stock filed purported securities class action complaints in the United States District Court for the District of Massachusetts. (Luongo v. Desktop Metal, D. Mass., Case No. 1:21-cv-12099-IT; Hathaway v. Desktop Metal, D. Mass., Case No. 1:22-cv-10059-IT; Guzman-Martinez v. Desktop Metal, D. Mass, Case No. 1:22-cv-10173, Xie v. Desktop Metal, Case No. 1:22-cv-10297-IT). Each complaint alleges that Desktop Metal and certain of its officers and directors violated Sections 10(b) and 20(a) of the Securities and Exchange Act by making false or misleading statements regarding EnvisionTEC’s manufacturing and product compliance practices and procedures. On February 4, 2022, the court issued an order consolidating the first three District of Massachusetts securities class actions. On July 7, 2022, the court appointed Sophia Zhou lead plaintiff for the class period of February 17, 2021 through November 15, 2021. The court also vacated its earlier order consolidating the Xie action with the other lawsuits and will allow that action to proceed separately, with a new notice to investors, based on a class period of January 15, 2021 to February 16, 2021. On September 29, 2022, the Court re-consolidated the Xie action with the other actions for all pre-trial proceedings.

As previously disclosed, on July 12, 2022, two alleged shareholders of Desktop Metal stock filed derivative actions purportedly on behalf of Desktop Metal in the United States District Court for the District of Massachusetts. (Keyser v. Fulop, et al., Case No. 1:22-cv-11117; Qi v. Fulop, et al., Case No. 1:22-cv-1118). On July 22, 2022, an alleged shareholder of Desktop Metal stock filed a similar derivative complaint in the United States District Court for the District of Delaware (Cherry v. Fulop, et al., Case No. 1:22-cv-00962). The complaints allege that certain officers and directors of Desktop Metal caused harm to the Company by violating Section 14(A) of the Exchange Act and SEC Rule 14a-9 and breaching their fiduciary duties by making false or misleading statements regarding EnvisionTEC’s manufacturing and product compliance practice and procedures.

The Company believes that these complaints are all without merit and intends to defend against them vigorously.

Commitments

The Company has entered into legally binding agreements with certain suppliers to purchase materials used in the manufacturing of the Company’s products. As of September 30, 2022, the Company had outstanding purchase orders with contract manufacturers in the amount of $61.0 million which are not included in the condensed consolidated balance sheets.

The Company has also entered into licensing and royalty agreements with certain manufacturing and software companies and universities related to the use of patented technology. Under the terms of each agreement, the Company has made initial, one-time payments of $0.3 million and is obligated to pay a set percentage, ranging from 1.0% - 13%, of all consideration received by the Company for sales of related products and services, until the agreements are terminated at various dates through 2037. The Company’s aggregate minimum annual commitment under these contracts is $0.3 million. During the three and nine months ended September 30, 2022 and 2021, the Company recorded immaterial licensing and royalty fees.

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

At September 30, 2022, total outstanding financial guarantees and letters of credit issued by the Company under the credit facility were $4.0 million, of which $1.9 million have expiration dates ranging from August 2022 to March 2023, and the remaining $2.1 million with no expiration date. At September 30, 2022, cash collateral of $3.5 million was required for financial guarantees and letters of credit issued under the credit facility, and is included in current portion of restricted cash in the consolidated balance sheets.

18. INCOME TAXES

The Company’s provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items arising in that quarter. The Company’s effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on its deferred tax assets as it is more likely than not that some or all of the Company’s deferred tax assets will not be realized. During the three and nine months ended September 30, 2022, the Company recorded an income tax expense of $0.6 million and an income tax benefit of $1.6 million, respectively. During the three and nine months ended September 30, 2021, the Company recorded an income tax benefit of $0.5 million and $32.8 million, respectively.

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

The Company provides reserves for potential payments of taxes to various tax authorities related to uncertain tax positions. Amounts recognized are based on a determination of whether a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be sustained on audit. The amount associated with uncertain tax positions are recorded as a component of income tax expense. As of September 30, 2022, the Company has accrued uncertain tax positions of approximately $1.0 million related to the EnvisionTEC acquisition. The amounts relate to U.S. state and foreign tax positions. Included in the balance of unrecognized tax benefits as of September 30, 2022 are amounts that, if recognized, would impact the effective tax rate. As of December 31, 2021, the company accrued uncertain tax positions of approximately $1.0 million related to the EnvisionTEC acquisition.

19. STOCKHOLDERS’ EQUITY

As of September 30, 2022, the Company’s authorized shares consisted of 500,000,000 shares of Class A Common Stock, $0.0001 par value per share (the “Common Stock”) and 50,000,000 shares of Preferred Stock, $0.0001 par value per share (the “Preferred Stock”).

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

The Company’s Private Placement Warrants are classified as liabilities, and are measured at fair value through earnings. During nine months ended September 30, 2022, the Company recorded no gain or loss related to the change in fair value of the private placement warrants. During the nine months ended September 30, 2021, the Company recorded a $56.6 million loss related to the change in fair value of the Private Placement Warrants, which were remeasured through the date of each exercise, calculated using the Black-Scholes warrant pricing model with the following assumptions:

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

Stock Options

The option activity of the Plans for the nine months ended September 30, 2022, is as follows (shares in thousands):

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic Value
	Shares	per Share	(in years)	(in thousands)
Outstanding at January 1, 2022	13,249	$1.73	7.23	$42,775
Granted	—	$
Exercised	(2,168)	$1.40
Forfeited/expired	(2,061)	$1.47
Outstanding at September 30, 2022	9,020	$1.87	6.31	$7,478
Options vested at September 30, 2022	7,313	$1.94	6.00	$5,554
Options vested or expected to vest at September 30, 2022	9,000	$1.87	6.31	$7,456

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2022 and 2021, was $4.6 million and $49.6 million, respectively.

The total stock-based compensation expense related to stock options was $0.3 million and $2.2 million during the three and nine months ended September 30, 2022, respectively, and $1.0 million and $3.4 million during the three and nine months ended September 30, 2021, respectively. Total unrecognized stock-based compensation expense related to unvested stock options at September 30, 2022, aggregated $3.1 million and is expected to be recognized over a weighted-average period of 1.8 years.

Performance-Based Stock Options (included above)

During the year ended December 31, 2020, 560,256 performance-based stock options were granted to key employees of the Company. These awards vest upon the achievement of certain performance milestones by the Company and prescribed service milestones by the employee. During the year ended December 31, 2021, 83,958 performance-based stock options were forfeited due to employee termination. During the three months ended September 30, 2022, no performance-based stock options were forfeited or expired. During the nine months ended September 30, 2022, 290,038 performance-based stock options were forfeited due to employee termination and the remaining 186,260 performance-based stock options outstanding expired without vesting as the performance milestones were not achieved by the Company. As of September 30, 2022 no unrecognized compensation cost remains.

Assumed Stock Options (included above)

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

The activity for stock subject to vesting as of September 30, 2022, is as follows (shares in thousands):

	Shares Subject	Weighted-Average
	to Vesting	Grant Date Fair Value
Balance of unvested shares as of January 1, 2022	264	$ 7.79
Cancelled/Forfeited	(5)	$ 8.78
Vested	(136)	$ 6.85
Balance of unvested shares as of September 30, 2022	123	$ 8.78

The total stock-based compensation expense related to RSAs was $0.2 million and $0.8 million during the three and nine months ended September 30, 2022, respectively, and $2.3 million and $2.7 million during the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, the total unrecognized stock-based compensation expense related to unvested RSAs is $1.0 million, and is expected to be recognized over a weighted-average period of 1.4 years.

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

RSU activity under the 2020 Plan for the nine months ended September 30, 2022, is as follows (shares in thousands):

	Shares Subject	Weighted-Average
	to Vesting	Grant Date Fair Value
Balance of unvested shares as of January 1, 2022	16,395	$ 7.54
Granted	8,736	$ 3.56
Vested	(3,248)	$ 11.05
Cancelled/Forfeited	(2,851)	$ 7.50
Balance of unvested shares as of September 30, 2022	19,032	$ 5.12

The total stock-based compensation expense related to RSUs was $11.6 million and $38.2 million during the three and nine months ended September 30, 2022, respectively, and $6.7 million and $10.1 million during the three and nine months ended September 30, 2021, respectively. During the nine months ended September 30, 2022, per the terms of an acquisition agreement, the Company accelerated 895,044 RSUs for certain key employees in connection with their termination, resulting in stock compensation expense of $7.3 million. Total unrecognized compensation costs related to unvested RSUs at September 30, 2022, is $80.9 million and is expected to be recognized over a period of 2.8 years.

RSUs include awards that vest subject to certain performance and market-based criteria.

Performance-Based Restricted Stock Units (included above)

During the year ended December 31, 2021, 670,000 performance-based RSUs were granted to key employees of the Company. These awards vest upon the achievement of certain performance milestones by the Company and prescribed service milestones by the employee. No performance-based RSUs vested during the year ended December 31, 2021. During the year ended December 31, 2021,

120,000 awards expired due to performance milestones not being achieved. During the three and nine months ended September 30, 2022, no performance-based RSUs vested. During the three months ended September 30, 2022, no performance-based RSUs were forfeited. During the nine months ended September 30, 2022, 400,000 performance-based RSUs were forfeited due to employee termination. As of September 30, 2022, 150,000 performance-based RSUs remain outstanding.

During the year ended December 31, 2020, 124,300 performance-based RSUs were granted to a key employee of the Company. This award vests upon the achievement of certain performance milestones by the Company and prescribed service milestones by the employee. No performance-based RSUs vested during the year ended December 31, 2021, or during the three and nine months ended September 30, 2022. As of September 30, 2022, 124,300 performance-based RSUs remain outstanding.

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

During the year ended December 31, 2021, one of the executive officers resigned from the Company, forfeiting his market-based RSUs. The service condition was not met prior to his resignation, so no stock-based compensation expense was recorded for this award. No market-based RSUs vested or were forfeited during the three and nine months ended September 30, 2022. As of September 30, 2022, 6,802,702 market-based RSUs remain outstanding.

Liability-Classified Share-Based Arrangement

During the year ended December 31, 2021, the Compensation Committee of the Company’s Board of Directors provided performance goals and achievement criteria to certain key employees. If these performance criteria were met, the Company committed to issue RSUs with a target fair value of $8.5 million on the future grant date. The awards were to vest upon prescribed service milestones of the employee subsequent to the achievement of the specified performance criteria. During the nine months ended September 30, 2022, the designated employees terminated employment and the liability-classified awards were forfeited. As of September 30, 2022, there is no fair value associated with these awards. The liability-classified awards have been excluded from the potentially dilutive securities table.

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

The Company has accounted for these awards as liability-based awards, since the monetary value of the obligation associated with the award is based predominantly on a fixed monetary amount known at inception, and it has an unconditional obligation that it must or may settle by issuing a variable number of its equity shares. The Company will recognize stock-based compensation expense over the employees’ requisite service period, based on the expected attainment of the Company-wide targets. As of September 30, 2022, the Company has accrued $3.4 million associated with these awards, which is recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets. The Company has recorded stock-based compensation expense of $1.2 million and $3.4 million for the three and nine months ended September 30, 2022, which includes the reclassification of $1.2 million bonus expense recorded during the three months ended March 31, 2022, that was not previously classified as stock-based compensation expense prior to the amendment of the 2022 Bonus Plan.

Stock-Based Compensation Expense

Total stock-based compensation expense related to all of the Company’s stock-based awards granted is reported in the consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development(1)	$4,355	$4,450	$21,872	$7,205
General and administrative expense	3,899	3,138	11,681	5,332
Sales and marketing expense	3,052	1,732	5,725	2,653
Cost of sales	734	631	1,892	977
Total stock-based compensation expense	$12,040	$9,951	$41,170	$16,167

(1) Includes $7.3 million of stock-based compensation expense during the nine months ended September 30, 2022, incurred in connection with the Initiative described in Note 24. Restructuring Charges.

During the three and nine months ended September 30, 2022, the Company recognized $1.2 million and $3.4 million of stock-based compensation expense associated with liability classified awards related to the 2022 Bonus Program. During the three and nine months ended September 30, 2021, the Company did not recognize any stock-based compensation expense associated with liability classified awards.

There were 21,447,243 shares available for award under the 2020 Plan at September 30, 2022.

21. RELATED PARTY TRANSACTIONS

As a result of the acquisition of Dental Arts Labs, the Company assumed certain lease agreements with a related party for facilities in Peoria, Illinois used for research and development and administrative purposes. As of September 30, 2022, the Company recorded $3.3 million of right of use asset and lease liability. During the three and nine months ended September 30, 2022, the Company paid lease expense of $0.1 million and $0.4 million, respectively, to the related party. The Company’s annual commitment related to these lease agreements is $0.5 million.

As a result of the acquisition of Brewer Dental, the Company assumed a lease agreement with a related party for a laboratory facility in Tulsa, Oklahoma. As of September 30, 2022, the Company recorded $0.6 million of right of use asset and lease liability. During the three and nine months ended September 30, 2022, the Company paid immaterial lease expense and lease expense of $0.1 million, respectively, to the related party. The Company’s annual commitment related to this lease agreement is $0.1 million.

As a result of the acquisition of May Dental, the Company assumed certain lease agreements with a related party for laboratory facilities in Fenton, Missouri. As of September 30, 2022, the Company recorded $1.2 million of right of use asset and lease liability. During the three and nine months ended September 30, 2022, the Company paid immaterial lease expense and lease expense of $0.1 million, respectively, to the related party. The Company’s annual commitment related to this lease agreement is $0.2 million.

The Company sells products to Lightforce Orthodontics which is affiliated with a member of the Company’s Board of Directors. Management believes the sales were conducted on terms equivalent to those prevailing in an arm’s-length transaction. During the three and nine months ended September 30, 2022, the Company recognized $0.3 million and $0.9 million of revenue, respectively. As of September 30, 2022, the Company has an account receivable balance of $0.2 million with Lightforce Orthodontics.

22. SEGMENT INFORMATION

In its operation of the business, management, including the Company’s chief operating decision maker, who is also Chief Executive Officer, reviews the business as one segment. The Company currently ships its product to markets in the Americas, Europe Middle East and Africa (“EMEA”), and Asia Pacific (“APAC”). Disaggregated revenue data for those markets is as follows (in thousands):

Revenue for the three months ended September 30, 2022

	Americas	EMEA	APAC	Total
Products	$29,615	$9,105	$4,217	$42,937
Services	2,457	1,279	413	4,149
Total	$32,072	$10,384	$4,630	$47,086

Revenue for the three months ended September 30, 2021

	Americas	EMEA	APAC	Total
Products	$17,556	$5,031	$1,362	$23,949
Services	1,005	327	157	1,489
Total	$18,561	$5,358	$1,519	$25,438

Revenue for the nine months ended September 30, 2022

	Americas	EMEA	APAC	Total
Products	$94,958	$29,017	$11,110	$135,085
Services	8,001	4,427	953	13,381
Total	$102,959	$33,444	$12,063	$148,466

Revenue for the nine months ended September 30, 2021

	Americas	EMEA	APAC	Total
Products	$33,907	$11,326	$6,587	$51,820
Services	2,615	923	370	3,908
Total	$36,522	$12,249	$6,957	$55,728

During the three and nine months ended September 30, 2022 and 2021, the Company recognized the following revenue from service contracts and cloud-based software licenses over time, and hardware and consumable product shipments and subscription software at a point in time (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue recognized at a point in time	$42,937	$23,949	$135,085	$51,820
Revenue recognized over time	4,149	1,489	13,381	3,908
Total	$47,086	$25,438	$148,466	$55,728

The Company’s operations are principally in the United States. The locations of long-lived assets, including property, plant and equipment, net and operating lease right-of-use assets, are summarized as follows (in thousands):

	September 30,	December 31,
	2022	2021
Americas	$59,492	$58,355
EMEA	15,526	11,289
APAC	5,395	6,861
Total long-lived assets	$80,413	$76,505

23. NET LOSS PER SHARE

The Company computes basic loss per share using net loss attributable to Common Stockholders and the weighted-average number of Common Stock shares outstanding during each period. Diluted earnings per share include shares issuable upon exercise of outstanding stock options and stock-based awards where the conversion of such instruments would be dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Numerator for basic and diluted net loss per share:
Net loss	$(60,774)	$(66,879)	$(427,990)	$(169,167)
Denominator for basic and diluted net loss per share:
Weighted-average shares	316,008	260,556	313,902	251,468
Net loss per share—Basic and Diluted	$(0.19)	$(0.26)	$(1.36)	$(0.67)

The Company’s potential dilutive securities, which include outstanding Common Stock options, unvested restricted stock units, unvested restricted stock awards and outstanding Common Stock warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding as of September 30, 2022 and 2021, from the computation of diluted net loss per share attributable to common stockholders because including them would have an anti-dilutive effect (in thousands):

	Nine Months Ended September 30,
	2022	2021
Common Stock options outstanding	9,020	14,500
Unvested restricted stock units outstanding	19,032	8,311
Unvested restricted stock awards outstanding	123	348
6.0% Convertible Senior Notes due 2027	86,466	—
Total shares	114,641	23,159

The dilution table above excludes RSUs to be awarded under the Company's 2022 Bonus Program, which is expected to have an impact on its outstanding awards in the first quarter of 2023. Refer to Note 20. Stock-Based Compensation for further details on the Company's Bonus Program.

24. RESTRUCTURING CHARGES

In June 2022, the Board of Directors approved a strategic integration and cost optimization initiative that includes a global workforce reduction of approximately 12%, facilities consolidation, and other operational savings measures (the “Initiative”). The purpose of the Initiative is to streamline the Company’s operational structure, reducing its operating expenses and managing its cash flows. The Company has commenced workforce reductions in the United States and is reviewing workforce changes in other countries, the timing of which will vary according to local regulatory requirements. The Company is also conducting a facility rationalization assessment and assessing other operational savings measures, including discontinued product lines. The Company anticipates that the Initiative will be substantially complete by the end of 2023.

During the nine months ended September 30, 2022, the Company recorded the following activity in accrued expenses and other current liabilities on the balance sheet (in thousands):

Nine Months Ended
September 30, 2022
Accrued expenses, January 1, 2022	$—
Restructuring charges	12,782
Cash payments	(1,478)
Stock-based compensation	(7,313)
Inventory write-off	(3,085)
Accrued expenses, September 30, 2022	$906

During the three and nine months ended September 30, 2022, the Company recorded restructuring charges of $12.8 million related to employee severance, benefits and related costs, which were expensed as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Cost of goods sold	$3,085	$3,126
Research and development(1)	—	8,117
Sales and marketing	—	667
General and administrative	—	489
Interest and other (expense) income, net	—	383
Total restructuring charges(2)	$3,085	12,782

(1) Includes $7.3 million of stock-based compensation expense incurred in connection with the Initiative.

(2) Lease termination costs associated with the Initiative have yet to be determined, pending completion of the facility rationalization assessment. Other costs related to operational savings measures associated with the Initiative have yet to be determined.

As of September 30, 2022, the Company had $0.9 million of restructuring charges, recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheet.

In October 2022, the Company continued this initiative with further workforce reductions. As a result of these reductions, the Company incurred an additional $1.0 million of expense related to employee severance, benefits and related costs.

25. SUBSEQUENT EVENTS

On October 21, 2022, the Company appointed Jason Cole as its Chief Financial Officer and Treasurer. Mr. Cole’s employment with the Company commenced on October 31, 2022, and Mr. Cole will assume the title Chief Financial Officer and Treasurer and the responsibilities of the Company’s principal financial officer and principal accounting officer effective November 10, 2022.

On November 6, 2022, Arjun Aggarwal and the Company agreed Mr. Aggarwal will step down from his position as Executive Vice President, Corporate Development, after completing a transition period during which Mr. Aggarwal will serve as the Company’s Executive Vice President, Corporate Development until January 2, 2023. Mr. Aggarwal’s departure is not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

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

Our growth strategy begins with a commitment to research and development. Since our founding in 2015, we have invested significant resources in research and development towards building an extensive portfolio of proprietary and differentiated technologies with a focus on making additive manufacturing an easy-to-use, economic and scalable solution. These technologies represent the cornerstones of our future product introductions, are critical to enhancing our existing offerings, and are supported by over 950 patents or pending patent applications. Our additive manufacturing platforms, which leverage these technologies for the production of tools and end-use parts, enable businesses to address their specific goals through a range of solutions that span price points, throughput levels and operating environments.

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

Operating Results

For the three and nine months ended September 30, 2022, we recognized revenues of $47.1 million and $148.5 million, respectively, and incurred net losses of $60.8 million and $428.0 million, respectively. As of September 30, 2022, we used cash in operating activities of $150.8 million, and we ended the period with $217.3 million of cash, cash equivalents, and short-term investments. As of September 30, 2022, we had $67.0 million in cash and cash equivalents, $150.3 million in short-term liquid investments, and current liabilities of $98.3 million.

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

As a result of the Initiative, we anticipate $20.0 million of cost savings to be realized in the second half of 2022 and at least $100.0 million of aggregate cost savings to be realized from June 2022 through June 2024. We anticipate that the Initiative will be substantially complete by the end of 2023.

COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. In response to the pandemic, governments around the world implemented safety precautions which included quarantines, travel restrictions, business closures, cancellations of public gatherings and other measures as they deemed necessary. Many organizations and individuals, including our company and employees, took additional steps to avoid or reduce infections, including limiting travel and staying home from work. These measures disrupted normal business operations and had significant negative impacts on businesses and financial markets worldwide. In 2021, with the availability of vaccines against COVID-19, restrictions on social, business travel and government activities and functions in certain areas of the world began to be lifted, but infection rates continue to fluctuate and new variants continue to appear, leading to continued uncertainty about the pandemic. While we have largely returned to our normal operations, we continue to monitor our operations and government recommendations to maintain readiness to implement modifications if conditions warrant.

Early in the COVID-19 pandemic we experienced several adverse impacts, including extended sales cycles to close new orders for our products, delays in shipping and installing orders due to closed facilities and travel limitations and delays in collecting accounts receivable. In particular, businesses across an array of vertical markets temporarily reduced capital expenditure budgets globally as they sought to preserve liquidity to ensure the longevity of their own operations, which we believe temporarily impacted demand for purchases of our additive manufacturing solutions. In addition, facility closures at our third-party contract manufacturers and key suppliers caused delays and disruptions in product manufacturing, which impacted our costs and our ability to ship products purchased by our customers in a timely manner. While we have experienced some improvement from the severity of these negative impacts, the ongoing pandemic may continue to impact business operations worldwide, including as a result of port congestion, supplier delays and labor shortages, which may increase our costs and impact our path to profitability.

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

Commercial Launch of Products

We continually invest in the development of new products and enhancements to existing products to meet constantly evolving customer demands, and during the nine months ended September 30, 2022, we launched a number of new products. Prior to commercialization of new products, we must complete final testing, procurement and manufacturing ramp up of these products in-house or at our third-party contract manufacturers, as applicable. Any delays in successful completion of these steps may impact our ability to generate revenue from these products.

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

Macroeconomic Conditions

The current macroeconomic environment is impacting our customers financially and operationally. Customers and potential customers are facing significant financial pressure as supply chain constraints and inflation drive up operating costs and rising interest rates make access to credit more expensive. In recent months, the consumer price index has increased substantially. In addition, during inflationary periods, interest rates have historically increased. In March 2022, the Federal Reserve began, and is expected to continue, to raise interest rates in an effort to curb inflation. As a consequence of these financial pressures, some customers may be lowering their capital investment plans and tightening their operational budgets, which may result in extended sales cycles, delayed purchasing decisions, and pricing pressure for our solutions. Higher interest rates may also impact our ability to obtain debt financing at attractive rates. While we reported revenue growth in the third quarter of 2022, we experienced less revenue growth than we expected, due to the negative impact of customers delaying purchase decisions amidst an uncertain macroeconomic backdrop.

Results of Operations

Comparison of the three months ended September 30, 2022, and September 30, 2021

Revenue

The following table presents the revenue of each of our revenue streams, as well as the percentage of total revenue and change from the prior year.

	For the Three Months Ended September 30,
	2022		2021		Change in Revenues
(Dollars in thousands)	Revenue	% of Total	Revenue	% of Total	$	%
Products Revenue	$42,937	91%	$23,949	94%	$18,988	79%
Services Revenue	4,149	9%	1,489	6%	2,660	179%
Total Revenue	$47,086	100%	$25,438	100%	$21,648	85%

Total revenue for the three months ended September 30, 2022 and 2021 was $47.1 million and $25.4 million, respectively, an increase of $21.7 million, or 85%. The increase in total revenue was attributable to an increase in revenue from both products and services.

We sold more products during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, leading to an approximately 79% increase in product revenue. This was primarily the result of an increase in unit shipments across a more varied product mix during the third quarter of 2022 and additional revenue in connection with acquisitions that occurred during 2021.

Services revenue increased approximately 179% during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, primarily due to an increase in support and installation revenue from increased shipments during the period and additional revenue in connection with acquisitions.

The following table presents revenue by geographic region, as well as the percentage of total revenue and change from the prior period.

	For the Three Months Ended September 30,
	2022		2021		Change in Revenues
(Dollars in thousands)	Revenue	% of Total	Revenue	% of Total	$	%
Americas	$32,072	68%	$18,561	73%	$13,511	73%
EMEA (Europe, the Middle East and Africa)	10,384	23%	5,358	21%	5,026	94%
APAC (Asia‑Pacific)	4,630	10%	1,519	6%	3,111	205%
Total Revenue	$47,086	101%	$25,438	100%	$21,648	85%

Total revenue increased during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, due to an increase in unit shipments in all regions across a more varied product mix and additional revenue in connection with acquisitions.

Cost of Sales

Total cost of sales during the three months ended September 30, 2022 and 2021 was $47.4 million and $21.5 million, respectively, an increase of $25.9 million or 120%. The increase in total cost of sales was driven primarily by an increase in product cost of sales, which resulted from increased product sales.

Gross Profit and Gross Margin

The following table presents gross profit (loss) by revenue stream, as well as change in gross profit dollars from the prior period.

	For the Three Months Ended September 30,		Change in Gross
	2022	2021	Profit

(Dollars in thousands)	Gross Profit		$	%
Products	$(702)	$3,499	$(4,201)	(120)%
Services	393	456	(63)	(14)%
Total	$(309)	$3,955	$(4,264)	(108)%

Total gross profit (loss) during the three months ended September 30, 2022 and 2021 was ($0.3) million and $4.0 million, respectively. The decrease in gross profit of $4.3 million was driven by reduced absorption of fixed overhead, a less favorable product mix sold and increases in transportation and freight costs. Additionally, we incurred a one-time excess and obsolescence charge of $3.1 million related to the Initiative described above.

The following table presents gross margin by revenue stream, as well as the change in gross margin from the prior period.

	For the Three Months Ended September 30,		Change in Gross Margin
	2022	2021	Percentage

	Gross Margin		Points	%
Products	(2)%	15%	(0.17)	(113)%
Services	9%	31%	(0.22)	(71)%
Total	(1)%	16%	(0.17)	(106)%

Total gross margin for the three months ended September 30, 2022 and 2021 was (1)% and 16%, respectively. The decrease in total gross margin was primarily due to one-time excess and obsolescence charges in connection with the Initiative described above, an increase in amortization expense within cost of sales from acquisitions, and a less favorable product mix.

Research and Development

Research and development expenses during the three months ended September 30, 2022 and 2021 were $22.4 million and $19.3 million, respectively, an increase of $3.1 million, or 16%. The increase in research and development expenses was largely due to 2021 acquisitions which added $2.8 million in research and development expenses as well as a $0.9 million increase in payroll costs associated with additional hiring at the end of 2021. The increase is partially offset by a decrease of $0.6 million in stock compensation costs associated with the Initiative described above.

Sales and Marketing

Sales and marketing expenses during the three months ended September 30, 2022 and 2021 were $16.2 million and $13.2 million, respectively, an increase of $3.0 million, or 23%. The increase in sales and marketing expenses was primarily due to increased expense related to acquired entities of $2.4 million. In addition, compensation costs increased $2.0 million related to sales personnel hiring to support the launch and commercialization of new products. We incurred $0.9 million of restructuring charges included in sales and marketing expenses in connection with the Initiative described above. Additionally, there was growth of $0.6 million in marketing program spend driven primarily by the commercialization of new products and related marketing efforts. These increases were partially offset by a reduction in partner commission expenses of $1.1 million.

General and Administrative

General and administrative expenses during the three months ended September 30, 2022 and 2021 were $18.9 million and $19.8 million, respectively, an decrease of $0.9 million, or 5%. The decrease in general and administrative expenses was primarily due to a decrease of $6.7 million in accounting, auditing and legal fees due to a reduction in merger and acquisition activity. This decrease was partially offset by an increase in expense related to acquired entities of $2.7 million. Additionally, stock-based compensation costs increased by $0.8 million, attributable to the amendment to the 2022 bonus program. We incurred $0.3 million in restructuring charges included in general and administrative expenses in connection with the Initiative described above.

In-Process Research and Development Assets Acquired

There were no in-process research and development assets acquired during the three months ended September 30, 2022. We recognized $15.2 million of in-process research and development assets acquired during the three months ended September 30, 2021, attributable to the Meta Additive acquisition in 2021, in which we paid $15.2 million in cash, inclusive of transaction costs. As the acquired in-process research and development assets were deemed to have no current or alternative future use, the entire amount was recognized as expense in the consolidated statement of operations for the three months ended September 30, 2021.

Goodwill Impairment

There was no goodwill impairment charge recorded during the three months ended September 30, 2022 and 2021.

Change in Fair Value of Warrant Liability

There was no change in fair value of warrant liability during the three months ended September 30, 2022, and 2021. As of March 2, 2021, all Private Placement Warrants were exercised and there was no outstanding warrant liability.

Interest Expense

Interest expense during the three months ended September 30, 2022 and 2021 was $0.7 million and $0.0 million, respectively, an increase of $0.7 million. Interest expense increased due to the increase in accrued interest on the 2027 Notes.

Interest and Other (Expense) Income, Net

Interest and other (expense) income, net during the three months ended September 30, 2022 and 2021 was ($1.7) million and ($3.8) million, respectively. The decrease during the three months ended September 30, 2022, is attributable to a loss on the investment in equity securities of a publicly-traded company.

Income Taxes

We recorded an income tax expense of $0.6 million during the three months ended September 30, 2022, compared to an income tax benefit of $0.5 million during for the three months ended September 30, 2021. The increase was primarily due to the valuation allowance provided against certain German deferred tax assets during the three months ended September 30, 2022.

We have provided a valuation allowance for all of our deferred tax assets as a result of our historical net losses in the jurisdictions in which we operate, except for Japan and Belgium. We continue to assess our future taxable income by jurisdiction based on our recent historical operating results, the expected timing of reversal of temporary differences, various tax planning strategies that we may be able to enact in future periods, the impact of potential operating changes on our business and our forecast results from operations in future periods based on available information at the end of each reporting period. To the extent that we are able to reach the conclusion that deferred tax assets are realizable based on any combination of the above factors in a single, or multiple, taxing jurisdictions, a reversal of the related portion of our existing valuation allowances may occur.

Comparison of the nine months ended September 30, 2022 and 2021

The following table presents the revenue of each of our revenue streams, as well as the percentage of total revenue and change from the prior year.

	For the Nine Months Ended September 30,
	2022		2021		Change in Revenues
(Dollars in thousands)	Revenue	% of Total	Revenue	% of Total	$	%
Product Revenue	$135,085	91%	$51,820	93%	$83,265	161%
Service Revenue	13,381	9%	3,908	7%	9,473	242%
Total Revenue	$148,466	100%	$55,728	100%	$92,738	166%

Total revenue for the nine months ended September 30, 2022 and 2021 was $148.5 million and $55.7 million, respectively, an increase of $92.8 million, or 167%. The increase in total revenue was attributable to an increase in revenue from both products and services.

We sold more products during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, leading to an approximately 161% increase in product revenue. This was primarily the result of an increase in unit shipments across a more varied product mix during the first two quarters of 2022 and additional revenue in connection with acquisitions that occurred during 2021.

Services revenue increased approximately 242% during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, primarily due to an increase in support and installation revenue from increased shipments during the period and additional revenue in connection with acquisitions.

The following table presents revenue by geographic region, as well as the percentage of total revenue and change from the prior period.

	For the Nine Months Ended September 30,
	2022		2021		Change in Revenues
(Dollars in thousands)	Revenue	% of Total	Revenue	% of Total	$	%
Americas	$102,959	69%	$36,522	66%	$66,437	182%
EMEA	33,444	23%	12,249	22%	21,195	173%
APAC	12,063	8%	6,957	12%	5,106	73%
Total Revenue	$148,466	100%	$55,728	100%	$92,738	166%

Total revenue increased during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, due to an increase in unit shipments in all regions across a more varied product mix and additional revenue in connection with acquisitions.

Cost of Sales

Total cost of sales during the nine months ended September 30, 2022 and 2021 was $141.7 million and $50.0 million, respectively, an increase of $91.7 million or 183%. The increase in total cost of sales was driven primarily by an increase in product cost of sales, which resulted from greater product sales. Additionally, cost of sales increased $8.4 million due to amortization from intangible assets acquired through acquisitions that are included in cost of sales.

Gross Profit and Gross Margin

The following table presents gross profit by revenue stream, as well as change in gross profit (loss) dollars from the prior period.

	For the Nine Months Ended September 30,		Change in Gross
	2022	2021	Profit

(Dollars in thousands)	Gross Profit (Loss)		$	%
Products	$4,631	$5,393	$(762)	(14)%
Services	2,129	347	1,782	(514)%
Total	$6,760	$5,740	$1,020	18%

Total gross profit during the nine months ended September 30, 2022 and 2021 was $6.8 million and $5.7 million, respectively. The increase in gross profit of $1.1 million was driven by revenue growth and a more favorable product mix sold, partially offset by one-time excess and obsolescence charges in connection with the Initiative described above.

The following table presents gross margin by revenue stream, as well as the change in gross margin from the prior period.

	For the Nine Months Ended September 30,		Change in Gross Margin
	2022	2021	Percentage

	Gross Margin		Points	%
Products	3%	10%	(0.07)	(70)%
Services	16%	9%	0.07	(78)%
Total	5%	10%	(0.05)	(50)%

Total gross margin for the nine months ended September 30, 2022 and 2021 was 5% and 10%, respectively. The decrease in total gross margin was primarily due to one-time excess and obsolescence charges in connection with the Initiative described above, an increase in amortization expense within cost of sales from acquisitions, and a less favorable product mix.

Research and Development

Research and development expenses during the nine months ended September 30, 2022 and 2021 were $78.4 million and $45.8 million, respectively, an increase of $32.6 million, or 71%. The increase in research and development expenses was due primarily to an increase in stock compensation expense of $14.3 million, attributable to the amendment to the 2022 bonus program, the acceleration of RSUs for certain key employees, in connection with the Initiative described above, and grants to new hires. The increase is also due in part to 2021 acquisitions, which added $15.0 million of research and development expenses. Additionally, we incurred $2.8 million of additional personnel costs related to hiring to support research operations and $0.6 million of restructuring charges included in research and development expenses in connection with the Initiative described above.

Sales and Marketing

Sales and marketing expenses during the nine months ended September 30, 2022 and 2021 were $56.3 million and $29.6 million, respectively, an increase of $26.7 million, or 90%. The increase in sales and marketing expenses was primarily due to increased expense related to acquired entities of $8.7 million. In addition, compensation costs increased $5.2 million related to sales personnel hiring to support the launch and commercialization of new products. Additionally, there was growth of $2.6 million in marketing program spend driven primarily by the commercialization of new products and related marketing efforts. We incurred $0.5 million of restructuring charges included in sales and marketing expenses in connection with the Initiative described above.

General and Administrative

General and administrative expenses during the nine months ended September 30, 2022 and 2021 were $62.5 million and $46.8 million, respectively, an increase of $15.7 million, or 34%. The increase in general and administrative expenses was primarily due to increased expense related to acquired entities of $15.0 million. Additionally, stock-based compensation costs increased by $6.3 million, attributable to the amendment to the 2022 bonus program and grants to new hires, and personnel costs increased $2.8 million due to new hires. We incurred $0.4 million in restructuring charges included in general and administrative expenses in connection with the Initiative described above. The increase in general and administrative expenses was partially offset by a decrease of $12.4 million in accounting, auditing and legal fees due to a reduction in merger and acquisition activity.

In-Process Research and Development Assets Acquired

There were no in-process research and development assets acquired during the nine months ended September 30, 2022. We recognized $25.4 million of in-process research and development assets acquired during the nine months ended September 30, 2021, attributable to the Beacon Bio acquisition, in which we paid $10.2 million in cash and share consideration and the Meta Additive acquisition, in which we paid $15.2 million in cash consideration. As the acquired in-process research and development assets were deemed to have no current or alternative future use, the entire amount was recognized as expense in the consolidated statement of operations for the nine months ended September 30, 2021.

Goodwill Impairment

Goodwill impairment charge of $229.5 million during the nine months ended September 30, 2022, represents an impairment charge to write down the carrying amount of the goodwill. There was no goodwill impairment charge recorded during the nine months ended September 30, 2021.

Change in Fair Value of Warrant Liability

There was no change in fair value of warrant liability during the nine months ended September 30, 2022, and a change in fair value of warrant liability of ($56.6) million during the nine months ended September 30, 2021. The change in fair value is the result of the remeasurement of the Private Placement Warrant liability prior to the cashless exercise of the Private Placement Warrants. The warrant liability increased $56.6 million as a result of the remeasurement, which resulted in the $56.6 million loss. As of March 2, 2021, all Private Placement Warrants were exercised and there was no outstanding warrant liability.

Interest Expense

Interest expense during the nine months ended September 30, 2022 and 2021 was $1.3 million and $0.1 million, respectively, an increase of $1.2 million. Interest expense increased due to the increase in accrued interest on the 2027 Notes.

Interest and Other Income, Net

Interest and other (expense) income, net during the nine months ended September 30, 2022 and 2021 and was ($8.4) million and ($3.2) million, respectively, a decrease of $5.2 million. The decrease is primarily due to a loss on the investment in equity securities of a publicly-traded company as well as an unrealized loss on other investments.

Income Taxes

We recorded an income tax benefit of $1.6 million during the nine months ended September 30, 2022, compared to an income tax benefit of $32.8 million during the nine months ended September 30, 2021. The decrease was primarily due to the partial release of the valuation allowance related to the deferred tax liability acquired in the EnvisionTEC and Adaptive 3D acquisitions during the nine months ended September 30, 2021.

We have provided a valuation allowance for all of our deferred tax assets as a result of our historical net losses in the jurisdictions in which we operate, except for Japan and Belgium. We continue to assess our future taxable income by jurisdiction based on our recent historical operating results, the expected timing of reversal of temporary differences, various tax planning strategies that we may be able to enact in future periods, the impact of potential operating changes on our business and our forecast results from operations in future periods based on available information at the end of each reporting period. To the extent that we are able to reach the conclusion that deferred tax assets are realizable based on any combination of the above factors in a single, or multiple, taxing jurisdictions, a reversal of the related portion of our existing valuation allowances may occur.

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

The items excluded from the non-GAAP financial measures often have a material impact on our financial results and such items often recur. Accordingly, the non-GAAP financial measures included in this Quarterly Report on Form 10-Q should be considered in addition to, and not as a substitute for, the comparable measures prepared in accordance with GAAP. The following tables reconcile each of these non-GAAP financial measures to its most closely comparable GAAP measure in our financial statements for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2022	2021	2022	2021
GAAP gross margin	$(309)	$3,955	$6,760	$5,740
Stock-based compensation included in cost of sales(1)	734	341	1,892	586
Amortization of acquired intangible assets included in cost of sales	5,877	2,515	17,817	5,841
Restructuring expense in cost of sales	3,085	—	3,126	—
Acquisition-related and other transactional charges included in cost of sales	—	—	1,148	—
Inventory step-up adjustment in cost of sales	—	—	1,496	—
Non-GAAP gross margin	$9,387	$6,811	$32,239	$12,167

GAAP operating loss	$(57,819)	$(63,594)	$(419,868)	$(142,049)
Stock-based compensation(2),(3)	12,040	9,951	41,170	16,167
Amortization of acquired intangible assets	9,069	4,604	28,522	11,172
Restructuring expense	3,085	—	5,086	—
Inventory step-up adjustment in cost of sales	—	—	1,496	—
Acquisition-related and other transactional charges	1,476	5,675	6,633	13,786
In-process research and development assets acquired	—	15,181	—	25,581
Goodwill impairment	—	—	229,500	—
Non-GAAP operating loss	$(32,149)	$(28,183)	$(107,461)	$(75,343)

GAAP net loss	$(60,774)	$(66,879)	$(427,990)	$(169,167)
Stock-based compensation(2),(3)	12,040	9,951	41,170	16,167
Amortization of acquired intangible assets	9,069	4,604	28,522	11,172
Restructuring expense	3,085	—	5,469	—
Inventory step-up adjustment in cost of sales	—	—	1,496	—
Acquisition-related and other transactional charges	1,476	5,675	6,633	13,786
In-process research and development assets acquired	—	15,181	—	25,581
Goodwill impairment	—	—	229,500	—
Change in fair value of investments	2,052	4,204	8,493	4,186
Change in fair value of warrant liability	—	—	—	56,576
Non-GAAP net loss	$(33,052)	$(27,264)	$(106,707)	$(41,699)

(1) Includes $0.1 million and $0.2 million of liability-award stock-based compensation expense for the three and nine months ended September 30, 2022, respectively.

(2) Includes $7.3 million of stock-based compensation expense associated with the Initiative for the nine months ended September 30, 2022.

(3) Includes $1.2 million and $3.4 million of liability-award stock-based compensation expense for the three and nine months ended September 30, 2022, respectively.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2022	2021	2022	2021
GAAP operating expenses	$57,510	$67,549	$426,628	$147,789
Stock-based compensation included in operating expenses(1),(2)	(11,306)	(9,610)	(39,278)	(15,581)
Amortization of acquired intangible assets included in operating expenses	(3,192)	(2,089)	(10,705)	(5,330)
Restructuring expense included in operating expenses	—	—	(1,960)	—
Acquisition-related and other transactional charges included in operating expenses	(1,476)	(5,675)	(5,485)	(13,786)
In-process research and development assets acquired	—	(15,181)	—	(25,581)
Goodwill impairment	—	—	(229,500)	—
Non-GAAP operating expenses	$41,536	$34,994	$139,700	$87,511

(1) Includes $7.3 million of stock-based compensation expense associated with the Initiative for the nine months ended September 30, 2022.

(2) Includes $1.1 million and $3.2 million of liability-award stock-based compensation expense for the three and nine months ended September 30, 2022, respectively.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA during the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2022	2021	2022	2021
Net loss attributable to common stockholders	$(60,774)	$(66,879)	$(427,990)	$(169,167)
Interest (income) expense, net	680	(104)	1,281	(286)
Income tax expense (benefit)	598	(523)	(1,602)	(32,761)
Depreciation and amortization	12,692	6,488	38,294	15,576
In-process research and development assets acquired	—	15,181	—	25,581
EBITDA	(46,804)	(45,837)	(390,017)	(161,057)
Change in fair value of warrant liability	—	—	—	56,576
Change in fair value of investments	2,052	4,204	8,493	4,186
Inventory step-up adjustment	—	—	1,496	—
Stock-based compensation expense(1),(2)	12,040	9,951	41,170	16,167
Restructuring expense	3,085	—	5,469	—
Goodwill impairment	—	—	229,500	—
Acquisition-related and other transactional charges	1,476	5,675	6,633	13,786
Adjusted EBITDA	$(28,151)	$(26,007)	$(97,256)	$(70,342)

(1) Includes $7.3 million of stock-based compensation expense associated with the Initiative for the nine months ended September 30, 2022.

(2) Includes $1.2 million and $3.4 million of liability-award stock-based compensation for the three and nine months ended September 30, 2022, respectively.

Liquidity and Capital Resources

We have incurred a net loss in each of our annual periods since our inception, and we have an accumulated deficit of $996.6 million as of September 30, 2022. We incurred net losses of $428.0 million and $169.2 million during the nine months ended September 30, 2022 and 2021, respectively. We expect to continue to incur additional losses and negative cash flows from operations in the near term. As of September 30, 2022, we had $217.3 million in cash, cash equivalents, and short-term investments.

Since inception, we have received cumulative net proceeds from the Business Combination, the exercise of warrants, and the sale of our preferred and common stock of $973.4 million to fund our operations, and in May 2022 we received aggregate net proceeds of $111.4 million from the sale of 6.0% Convertible Senior Notes due 2027 as described below. As of September 30, 2022, our principal sources of liquidity were our cash, cash equivalents, and short-term investments of $217.3 million which are principally invested in money market funds and fixed income instruments.

In connection with the acquisition of Dental Arts Labs, we acquired a thirteen-month equipment financing agreement, or the Financing Agreement, in the amount of $0.5 million. The Financing Agreement provides for an advance payment of $0.5 million to secure equipment. Payments are made monthly under the Financing Agreement. As of September 30, 2022, we have made payments of $0.3 million on the Financing Agreement.

In connection with the acquisition of A.I.D.R.O., we acquired three loans, the Bank Loans, totaling $1.1 million in aggregate. The Bank Loans have term of 4.5 years and mature from September 2024 through September 2025, with interest rates ranging from 1.70% to 2.10%. Payments of principal and interest are made quarterly. As of September 30, 2022, we had paid $0.5 million and $0.6 million remains outstanding.

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

Our material cash requirements have consisted of operating activities, research and development costs, purchase price for acquisitions, transaction costs and capital expenditures. We expect our cash expenditures to increase in connection with our ongoing activities, particularly as we continue to develop and launch new products. As of September 30, 2022, we had inventory purchase commitments of $64.3 million, with the majority payable within 12 months. In addition, as of September 30, 2022, we had lease payment obligations of $24.2 million, with $5.4 million payable within 12 months.

Capital expenditures for the nine months ended September 30, 2022, totaled $8.2 million and consisted primarily of lab equipment and leasehold improvements. As of September 30, 2022, we had capital expenditure commitments of $0.3 million, all payable within 12 months. As of September 30, 2022, we had $67.0 million in cash and cash equivalents, and $150.3 million in short-term liquid investments. This liquid asset balance significantly exceeds our current liabilities of $98.3 million as of the same date. Our future cash requirements will depend on many factors including our revenue, research and development efforts, investments in, or acquisitions of, complementary or enhancing technologies or businesses, the impacts of the COVID-19 pandemic, the timing and extent of additional capital expenditures to invest in existing and new facilities, the expansion of sales and marketing and the introduction of new products.

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

We have, and intend to continue to, enact cost savings measures during 2022 to preserve capital. In June 2022, we announced a strategic integration and cost optimization initiative that includes a global workforce reduction of approximately 12%, facilities consolidation, and other operational savings measures. We have commenced workforce reductions in the United States and are reviewing workforce changes in other countries, the timing of which will vary according to local regulatory requirements. In October 2022, we further reduced our United States workforce. We are also conducting a facility rationalization assessment and assessing other operational savings measures. We are currently evaluating other potential specific initiatives we may undertake to reduce our operating expenses and manage our cash flows. We expect that these initiatives could include: disposing of certain of our assets, rationalizing our product portfolio, workforce adjustments based on changes to the business, manufacturing consolidation, improving our supply chain and logistics, improving our inventory management and consolidating certain of our facilities. We expect to incur costs in the near term in connection with these initiatives, including severance costs, lease termination costs and other costs to invest in operational improvements. These initiatives may not be successful, and they may not generate the cost savings we expect. Certain future events, such as a global recession, a material supply chain disruption or other events outside our control, may occur and could negatively impact our operating results and cash position and may require us to use our existing capital resources more quickly than we currently anticipate. These events may cause us to undertake additional cost savings measures or seek additional sources of financing.

Cash Flows

Since inception, we have primarily used proceeds from the Business Combination, issuances of preferred stock and debt instruments to fund our operations and complete acquisitions. The following table sets forth a summary of cash flows for the nine months ended September 30, 2022, and 2021:

	For the Nine Months Ended
	September 30,
(Dollars in thousands)	2022	2021
Net cash used in operating activities	$(150,789)	$(110,059)
Net cash provided by (used in) investing activities	42,427	(407,122)
Net cash provided by financing activities	113,766	165,452
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,491)	(56)
Net change in cash, cash equivalents, and restricted cash	$3,913	$(351,785)

Operating Activities

Net cash used in operating activities was $150.8 million for the nine months ended September 30, 2022, primarily consisting of $427.2 million of net losses, adjusted for non-cash items, which primarily included goodwill impairment of $229.5 million, depreciation and amortization expense of $38.3 million and stock-based compensation expense of $37.8 million, as well as a $33.7 million increase in cash consumed by working capital. This increase in cash consumed by working capital was primarily driven by an increase in inventory to support new product launches and commercialization of existing products.

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

Investing Activities

Net cash provided by investing activities was $42.4 million for the nine months ended September 30, 2022, primarily consisting of proceeds from sales and maturities of marketable securities of $205.7 million, partially offset by purchases of marketable securities of $158.4 million. We also purchased $8.2 million of property and equipment, and received proceeds from other investments of $3.1 million.

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

Financing Activities

Net cash provided by financing activities was $113.8 million for the nine months ended September 30, 2022, consisting primarily of $115.0 million of proceeds from the issuance of the 2027 Notes, partially offset by $3.6 million of convertible note costs incurred in connection with the issuance of the 2027 Notes. We also received $3.0 million in proceeds from the exercise of stock options.

Net cash provided by financing activities was $165.5 million for the nine months ended September 30, 2021, consisting primarily of $170.6 million in proceeds from the exercise of public warrants and $5.2 million in proceeds from the exercise of stock options, offset by the repayment of the term loan for $10.0 million.

Critical Accounting Policies and Significant Estimates

There were no material changes in the first nine months of 2022 to the information provided under the heading “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Off-Balance Sheet Arrangements

In the normal course of operations, ExOne’s German subsidiary, ExOne GmbH, issues short-term financial guarantees and letters of credit to third parties in connection with certain commercial transactions requiring security through a credit facility with a German bank. At September 30, 2022, total outstanding financial guarantees and letters of credit issued were $4.0 million. For further discussion related to financial guarantees and letters of credit, refer to Note 17 in our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and short-term investment portfolio. Our investment strategy is focused on preserving capital and supporting our liquidity requirements, while earning a reasonable market return. We invest in a variety of U.S. government securities, corporate debt securities, asset-backed securities, and commercial paper. The market value of our marketable securities may decline if current market interest rates rise. As of September 30, 2022, the fair value of our cash, cash equivalents, and short-term investments was $217.3 million. A 10% change in interest rates would have an immaterial impact on the fair value of our investment portfolio. Our marketable securities are recorded at fair value, and gains and losses from these securities are recognized within other comprehensive income as they occur.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. As described in our Annual Report on Form 10-K for the year ended December 31, 2021, we identified material weaknesses in our internal control over financial reporting. As a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, our disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act is recorded, processed, summarized and reported as and when required.

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

During the nine months ended September 30, 2022, we continued to implement certain internal controls in connection with remediation efforts related to the material weaknesses identified in our Annual Report on Form 10-K for the year ended December 31, 2021. Except as noted in the preceding paragraph, there were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As previously disclosed, on December 21, 2021, January 14, 2022, February 2, 2022, and February 22, 2022, four alleged shareholders of Desktop Metal stock filed purported securities class action complaints in the United States District Court for the District of Massachusetts. (Luongo v. Desktop Metal, D. Mass., Case No. 1:21-cv-12099-IT; Hathaway v. Desktop Metal, D. Mass., Case No. 1:22-cv-10059-IT; Guzman-Martinez v. Desktop Metal, D. Mass, Case No. 1:22-cv-10173, Xie v. Desktop Metal, Case No. 1:22-cv-10297-IT). Each complaint alleges that Desktop Metal and certain of its officers and directors violated Sections 10(b) and 20(a) of the Securities and Exchange Act by making false or misleading statements regarding EnvisionTEC’s manufacturing and product compliance practices and procedures. On February 4, 2022, the court issued an order consolidating the first three District of Massachusetts securities class actions. On July 7, 2022, the court appointed Sophia Zhou lead plaintiff for the class period of February 17, 2021 through November 15, 2021. The court also vacated its earlier order consolidating the Xie action with the other lawsuits and will allow that action to proceed separately, with a new notice to investors, based on a class period of January 15, 2021 to February 16, 2021. On September 29, 2022, the Court re-consolidated the Xie action with the other actions for all pre-trial proceedings.

As previously disclosed, on July 12, 2022, two alleged shareholders of Desktop Metal stock filed derivative actions purportedly on behalf of Desktop Metal in the United States District Court for the District of Massachusetts. (Keyser v. Fulop, et al., Case No. 1:22-cv-11117; Qi v. Fulop, et al., Case No. 1:22-cv-1118). On July 22, 2022, an alleged shareholder of Desktop Metal stock filed a similar derivative complaint in the United States District Court for the District of Delaware (Cherry v. Fulop, et al., Case No. 1:22-cv-00962). The complaints allege that certain officers and directors of Desktop Metal caused harm to the Company by violating Section 14(A) of the Exchange Act and SEC Rule 14a-9 and breaching their fiduciary duties by making false or misleading statements regarding EnvisionTEC’s manufacturing and product compliance practice and procedures.

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

We implemented cost savings initiatives during 2022 to preserve capital, and intend to implement additional cost savings measures in the future. We expect to incur costs in connection with these cost savings initiatives. Our ability to achieve the anticipated cost savings and other benefits from these initiatives within the expected time frame is subject to many estimates and assumptions. There can be no assurance that the anticipated cost savings will be achieved, or that they will not be significantly and materially less than anticipated, or that the completion of such cost savings initiatives will be effectively accomplished. In addition, our ability to realize the anticipated cost savings are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, such as operating difficulties, supply chain disruptions, local regulations, employment laws or general economic or industry conditions. If we fail to realize the anticipated cost savings it could have a material negative impact on our results of operations and financial position.

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

In March 2021, we launched our Desktop Health business, which aims to leverage our proprietary additive manufacturing technologies and materials to grow the market for existing applications in the dental market and identify, develop and/or commercialize future solutions in the healthcare and dental markets for personalized patient care spanning dentistry, orthodontics, dermatology, orthopedics, cardiology, plastic surgery and printed regenerative tissues and grafts. This business operates in a highly competitive space which may make it difficult for us to implement business plans and expectations and identify and realize opportunities. In addition, this business and its technology, products, materials and applications may be subject to strict regulatory requirements in the United States and other countries. The regulatory approval or clearance process may be lengthy and costly, and regulatory requirements may impact the timing of, or our ability to, commercialize the regulated technology, products, materials and applications. The success of this business will also depend on our ability to attract, hire and retain qualified personnel, establish sales, marketing and distribution infrastructure, and establish and maintain supply and manufacturing relationships.

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

• identifying and eliminating redundant and underperforming functions, product lines, and assets;

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

We experienced net losses in each year from our inception, including net losses of $240.3 million and $34.0 million for the years ended December 31, 2021, and 2020, respectively, and $428.0 million for the nine months ended September 30, 2022. We believe we will continue to incur operating losses and negative cash flow in the near-term as we continue to invest significantly in our business, in particular across our research and development efforts and sales and marketing programs. These investments may not result in increased revenue or growth in our business or enable us to achieve profitability.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

All issuances of unregistered securities by us during the three months ended September 30, 2022, have been included previously in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

The following table sets forth purchases of our common stock for the three months ended September 30, 2022:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
July 1, 2022 through July 31, 2022	—	$—	—	—
August 1, 2022 through August 31, 2022	10,642	$3.30	—	—
September 1, 2022 through September 30, 2022	4,346	$3.07	—	—
Total	14,988		—

(1) All of the shares were withheld from employees in satisfaction of minimum tax withholding obligations associated with the issuance of shares of Class A common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

We are reporting the following information in lieu of reporting on a Current Report on Form 8-K under Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On November 6, 2022, Arjun Aggarwal and Desktop Metal, Inc. (the “Company”) agreed Mr. Aggarwal will step down from his position as Executive Vice President, Corporate Development, after completing a transition period during which Mr. Aggarwal will serve as the Company’s Executive Vice President, Corporate Development until January 2, 2023 (the “Separation Date”). Mr.

Aggarwal’s departure is not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

In connection with his transition and separation, on November 6, 2022, Mr. Aggarwal and the Company entered into a Transition and Separation Agreement (the “Separation Agreement”) pursuant to which, in exchange for transition services, a release of claims in favor of the Company and its affiliates and a non-compete, the Company will (i) continue to pay Mr. Aggarwal’s base salary for a period of 6 months from the Separation Date (the “Severance Period”), and (ii) cause the equity agreements between Mr. Aggarwal and the Company to be amended such that Mr. Aggarwal shall have 60 months from the Separation Date to exercise his vested options. The Separation Agreement also includes other customary provisions.

Item 6. Exhibits

(a)	Exhibits

The exhibits listed in the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q and are incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Exhibit		Form	Exhibit	Filing Date
10.1†	Separation Agreement, dated as of August 22, 2022, by and between Desktop Metal, Inc. and Michael Jafar			*
10.2	Offer Letter, dated as of October 21, 2022, by and between Desktop Metal, Inc. and Jason Cole	8-K	10.1	10/26/2022
10.3	Separation Agreement, dated as of November 6, 2022, by and between Desktop Metal, Inc. and Arjun Aggarwal			*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)			*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)			*
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350			*
101.INS	Inline XBRL Instance Document			*
101.SCH	Inline XBRL Taxonomy Extension Schema Document			*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document			*
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document			*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document			*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)			*
*	Filed with this Quarterly Report on Form 10-Q.
†	Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESKTOP METAL, INC.

Date: November 9, 2022	By:	/s/ Ric Fulop
Ric Fulop
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2022	By:	/s/ James Haley
James Haley
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)