Form 10-K
period 2022-12-31
Desktop Metal, Inc.
filed 2023-03-01
CIK 1754820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based on the closing price as reported on the New York Stock Exchange, the aggregate market value of the Registrant’s Common Stock held by non-affiliates on June 30, 2022 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $590.0 million. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s Common Stock as of February 24, 2023 was 318,813,781.

Documents Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A with the Securities Exchange Commission are incorporated by reference into Part III of this report. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2022.

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

At Desktop Metal, we believe additive manufacturing, commonly referred to as 3D printing, is one of the most exciting and transformational technology innovations of our time. According to market research and management estimates, the global additive manufacturing market, which includes spending on systems, materials, parts and other 3D printing software and services, is expected to grow from $15.2 billion in 2021 to approximately $100.0 billion by 2031 at a compound annual growth rate of approximately 20%.

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

Our growth strategy begins with a commitment to research and development. Since our founding in 2015, we have invested significant resources in research and development towards building an extensive portfolio of proprietary and differentiated technologies with a focus on making additive manufacturing an easy-to-use, economic and scalable solution. These technologies represent the cornerstones of our future product introductions, are critical to enhancing our existing offerings and are supported by over 950 patents or pending patent applications. Our additive manufacturing platforms, which leverage these technologies for the production of tools and end-use parts, enable businesses to address their specific goals through a range of solutions that span price points, throughput levels and operating environments.

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

We leverage our core competencies in technology innovation and product development by marketing and selling our Additive Manufacturing 2.0 solutions through a leading global distribution network, managed and augmented by our own internal sales and marketing teams. This distribution network, which covers over 40 countries around the world, is composed of sales and distribution professionals with decades of experience in digital manufacturing technologies and works alongside our direct sales force to market and sell products across a range of industries and price points. Similarly, our internal manufacturing and supply chain teams work collaboratively with our internal engineering department and third-party contract manufacturers to scale up initial prototypes for commercialization and volume commercial shipments. Together, our hybrid distribution and manufacturing approaches allow us to produce, sell and service our products at-scale in global markets and create substantial operating leverage as we execute our strategy.

Our proprietary technology solutions also serve as the foundation for produced parts offerings in which we which we directly manufacture parts for sale to our customers with a focus on key applications and verticals in which additive manufacturing can provide significant design, performance, cost and supply chain advantages relative to conventional manufacturing. These offerings will enable us to provide a more holistic suite of solutions for our customers and enable the accelerated adoption of our Additive Manufacturing 2.0 solutions across select high-value production applications, which we refer to as “killer apps”, such as medical and dental devices and fluid power systems. We believe such offerings will not only create a high-margin revenue stream, but will also facilitate lead generation for our additive manufacturing systems at scale and enable high-performance and specialized applications using new materials ahead of broader market introduction.

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

Historically, processes such as casting, stamping, molding and machining have dominated global manufacturing, which is a $14.2 trillion industry in 2021, according to the Wohlers Report 2022. These conventional and subtractive manufacturing techniques have numerous limitations. Most require high upfront expenses in the form of tools, such as molds, dies, jigs or fixtures. Designing and manufacturing these tools can result in long lead times for parts as well as minimum volume requirements in order to achieve cost efficiencies.

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

•

Supply chain re-engineering. Additive manufacturing suitable for end-use parts and spare parts production can improve supply chains by enabling on-demand manufacturing in distributed locations. Decentralized networks of additive manufacturing systems with low tooling and set-up costs can replace centralized facilities with conventional manufacturing equipment in locations frequently selected because of lower cost of labor. In addition, producing parts near the point and time of demand can significantly reduce lead times, inventories, and dependencies on forecasting without incurring additional costs related to logistics and customs.

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

Our Market Opportunity

In part as a result of the drawbacks of these legacy additive manufacturing technologies, businesses of all sizes are engaging Desktop Metal to begin their deployment of additive manufacturing for scalable, end-use parts production. We believe our product portfolio enables customers to capture value at every stage in the product lifecycle, from research and development to the mass production of tools and end-use parts. We provide easy-to-use, high-throughput, and integrated additive manufacturing solutions comprised of hardware, software, materials, and services. Our solutions expand the addressable market for additive manufacturing by facilitating applications in vertical markets that have been restricted from adopting additive manufacturing due to cost and productivity hurdles, such as automotive, consumer products, heavy industry and machine design. As a result, we believe we are at the forefront of the next generation of companies that will drive the accelerated adoption of Additive Manufacturing 2.0, whereas legacy additive manufacturing technologies are primarily focused on enabling rapid prototyping and tooling applications. According to market research and management estimates, this market is expected grow from $15.2 billion in 2021 to approximately $100.0 billion by 2031 at a compound annual growth rate of approximately 20%, as additive manufacturing displaces conventional manufacturing across a growing range of applications.

Our Growth Strategy

The key elements of our strategy for growth include the following:

Focus on solutions that make additive manufacturing accessible for volume production and end-use applications.

We believe the adoption of additive manufacturing, particularly for end-use parts, is driven by the availability of solutions that offer a tool-free, digital path to producing large quantities of parts that are both higher performance and lower cost than achievable through conventional manufacturing processes. Our product portfolio is focused on additive manufacturing printer platforms designed for Additive Manufacturing 2.0, or the volume production of end-use parts, and we intend to continue investing resources in enhancing these solutions and developing technologies with breakthrough advances in print speed and other process parameters to deliver the highest throughput systems and lowest part costs in the additive manufacturing market. We believe such improvements will encourage customer investment in additive manufacturing across a range of industrial applications and vertical markets where conventional manufacturing has customarily held cost and volume advantages and where alternative additive manufacturing suppliers cannot compete. Focusing on production applications also enables us to capture recurring revenue streams associated with parts in production through the sales of consumables and service contracts. We are committed to lowering the barriers to deploying such additive manufacturing solutions in manufacturing lines by integrating and providing the hardware, materials and software required to deploy end-use parts. To accomplish this, we intend to continue investing in materials and sintering technologies complementary to our 3D printers that enable ease of use and broad adoption across a wide set of customers with varying levels of experience with additive manufacturing.

Qualify additional materials to reach new verticals and expand our addressable market

Our current product portfolio supports 3D printing using an extensive library of materials, including metals, polymers, elastomers, ceramics, sands, composites, wood and biocompatible materials, and we are in the process of qualifying additional materials for printing that meet or exceed the properties achievable through conventional manufacturing processes. Our metal additive manufacturing systems are designed using sintering-based, powder metallurgy processes, for which hundreds of well-characterized metal alloys and ceramics are available, offering a broad set of materials for us to evaluate and qualify for use with these platforms. Several of these solutions also provide open platforms for customers to develop and print with proprietary or third-party materials while others offer a full, turnkey experience including metal powders which we qualify and distribute for customer use. Our photopolymer systems support a wide range of both proprietary and third-party, industry-validated resins through a selectively open business model. By developing or qualifying additional materials on our systems and enabling customers and partners to do the same, we believe we can serve a broader customer base and address new applications and vertical markets, thereby expanding market share of our solutions and helping drive adoption of additive manufacturing.

Extend our distribution channels and reach

We have a leading global distribution network for our additive manufacturing technology solutions consisting of over 140 resellers, covering more than 40 countries around the world. Our direct sales force augments the reach of our distribution network, focusing primarily on selling our higher priced solutions, cross-selling our solutions across materials, serving major accounts and expanding our footprint within multinational and Fortune 500 organizations. We intend to extend this hybrid distribution approach by adding further geographic coverage and sales capacity across both reseller and direct sales channels as well as developing industry-specific expertise to drive penetration in vertical markets such as automotive, foundries, aerospace, healthcare and dental, and consumer products.

Build a diverse, global customer base across industries and applications

We believe that our success depends, in part, on our ability to develop a diverse, global customer base to reduce risks associated with revenue concentration in any single geographic region or industry. Our customers today include businesses of all sizes, ranging from small and medium enterprises to Fortune 500 organizations and span many industries and applications, including automotive, foundries, healthcare and dental, consumer products, heavy industry, aerospace, machine design and research and development. We believe this diversification will also allow us to identify new applications for which our solutions are appropriate and provide us with customer feedback to assist our product development efforts and ensure we are addressing a broad range of market needs.

Promote awareness through training and education

As businesses increasingly embrace additive manufacturing over the next decade, we intend to educate the market on best practices for adoption of the technology across the entire product life cycle. Our leadership position provides a platform to deliver this education both for our existing customers and the market as a whole, generating organic interest in our solutions and facilitating our business expansion. Such education is a critical component of our sales and marketing efforts. We believe businesses that are well-informed or that have firsthand experience of the benefits of our additive manufacturing solutions relative to conventional manufacturing are more likely to purchase and expand their use of our products and services over time. To drive such awareness, we are developing rich additive manufacturing content and curricula for delivery through both online and in-person media, including classes, programs, certifications, and professional services. We are developing global centers of excellence, leveraging our own headquarters in conjunction with our distribution network’s presences, to serve as showrooms for our solutions, learning facilities and focal points for additive manufacturing-focused professional services.

Develop robust produced parts offerings focused on “killer apps” for additive manufacturing

We are establishing produced parts offerings in which we directly manufacture parts for sale to our customers with a focus on key, high-value applications and verticals in which additive manufacturing can provide significant design, performance, cost and supply chain advantages relative to conventional manufacturing. These offerings will enable us to provide a more holistic suite of solutions for our customers and enable the accelerated adoption of our Additive Manufacturing 2.0 solutions across select high-value and high margin production applications, which we refer to as “killer apps”, including, but not limited to, medical and dental devices, and fluid power systems. For example, we are building Desktop Labs, a dental and biofabrication platform focused on leveraging our proprietary additive manufacturing solutions to vertically integrate into digital solutions, design services and parts production capabilities for dental and biofabrication applications. By leveraging additive manufacturing, we believe we can provide improved delivery timelines, higher performance parts, and a more integrated, end-to-end customer experience relative to manufacturers that leverage conventional processes, enabling pricing power and accelerating our customer acquisition capabilities. Providing produced parts also enables customers to leverage our technology for these “killer apps” with a lower initial capital expenditure investment before bringing their production in-house when they are ready to purchase our additive manufacturing systems. We believe such services will facilitate lead generation for our additive manufacturing systems at scale and enable high-performance and specialized applications using new materials ahead of broader market introduction.

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

Differentiated and proprietary technology platform focused on area-wide print processes reinforced by a strong intellectual property portfolio

We have invested significant resources in developing proprietary technologies to accelerate the adoption of additive manufacturing for the volume production of end-use parts. Elements of these technologies and processes are protected by our know-how and by over 950 patents or pending patent applications, which reinforces our competitive advantage. A majority of our proprietary technologies improve upon binder jetting or digital light processing, or DLP, which are “area-wide” 3D printing processes that use inkjet printheads or DLP projectors, respectively, to print an entire layer or large sections of a layer at one time. Such area-wide processes are consequently more efficient and can address higher volume applications than processes used by other additive manufacturing suppliers, such as FFF, SLA and PBF, which trace each layer over time using single (or multiple) points of energy or material deposition. For example, our Single Pass Jetting, or SPJ, technology combines all the sequential steps of conventional binder jetting and applies them with each pass of a single carriage over the “build box” to achieve dramatic reductions in print time per layer, leading to significant increases in part capacity and improvements in part costs. Similarly, in DLP, our proprietary Hyperprint technology leverages closed-loop processing in combination with a heated resin vat for improved accuracy and higher speed while our

Projection Array technology combines multiple high-resolution projectors into a single exposure, increasing power density and resolution to improve print speeds and enable large format build areas for production applications.

High printer throughput

We believe that the proprietary technologies used on each of our binder jet and DLP platforms enables the highest rate of parts production per unit of time among competing additive manufacturing systems for a given layer resolution. The Production System P-50, which is designed to achieve print speeds of up to 12,000 cubic centimeters per hour at a 65-micron printed layer height, can enable customers to manufacture up to hundreds of thousands or even millions of parts per year using additive manufacturing, unlocking new applications due to improved part costs and enhanced design flexibility. The Xtreme 8K uses patented Projection Array technology to support printing large photopolymer parts at build speeds up to 100 times those of legacy thermoplastic FFF printers. Our additive manufacturing solutions employ additional, proprietary technology innovations as a means to overcome some of the challenges that arise with high-speed 3D printing and ensure part consistency, accuracy, and resolution. Through continued advances in underlying hardware and our own technology and processes, we believe that our products’ print speeds will continue to increase, driving down the cost of parts produced on our additive manufacturing systems. This will further differentiate our solutions from competitors while also improving our ability to compete with conventional manufacturing processes at larger quantities of parts and across a wider range of applications.

Integrated, turnkey solutions

We aim to provide our customers with easy-to-use, turnkey solutions for additive manufacturing without the need for additional third-party equipment or software. We believe a compelling user experience across our product portfolio begins with cohesive and modern software applications for efficient build preparation and communication with our additive manufacturing systems, which receive feature enhancements via over-the-air or offline firmware updates. For our solutions related to metal additive manufacturing, which is a complex process that involves multiple steps to go from a digital file to a metal part, we have developed breakthrough sintering simulation and compensation software as well as a furnace using proprietary technology purpose-built to provide industrial strength, partial-pressure and vacuum-enabled sintering in an office-friendly package. Sintering is a critical step for powder metallurgy-based metal additive manufacturing processes. These additional software and hardware solutions enable customers with minimal additive manufacturing experience or materials expertise to process high-density, complex metal parts entirely in-house with high accuracy while reducing trial-and-error without third-party equipment required. Similarly, we provide cleaning and curing solutions for our photopolymer additive manufacturing systems, enabling customers to fully process parts post-print to achieve exceptional material properties, resolution and accuracy. We also provide a range of proprietary and third-party consumables and materials optimized for use with our additive manufacturing systems and designed to enable high-quality parts with consistency.

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

Global presence and distribution capabilities

We have developed an industry-leading global distribution network for our additive manufacturing solutions consisting of over 140 resellers covering over 40 countries around the world and within a short drive of a significant portion of worldwide manufacturing sector locations. Our resellers, who have extensive experience across digital modeling, 3D printing, and metal and polymer manufacturing processes, provide marketing, sales, application engineering, and local support services for end users across an array of vertical markets, such as healthcare and dental. They also bring an existing base of customers worldwide into which we can drive awareness of and ultimately sell our additive manufacturing solutions. Our direct sales force augments the reach of our global distribution network, serving major accounts and expanding our footprint within multinational and Fortune 500 organizations. To support both our reseller and direct sales channels, we leverage an experienced team of application engineers who help customers identify and develop compelling use cases for additive manufacturing in their organizations to drive adoption of our solutions. We believe this hybrid distribution approach allows us to efficiently expand our customer deployments from a single machine to multiple machines and scale across a range of price points and solution complexities while enabling a tight and ongoing relationship with customers of all sizes.

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

Visionary and experienced management team

Our management team has deep operational experience bringing emerging technologies to market across the hardware and software sectors. Our Co-Founder, Chief Executive Officer and Chairman, Ric Fulop, has extensive leadership experience in disruptive technology businesses, such as A123 Systems, which he previously founded, and is a member of the Board of Governors of the World Economic Forum Advanced Manufacturing. Our Chief Financial Officer, Jason Cole, has spent much of his career as a senior financial officer at a public technology hardware company. In engineering, we are led by accomplished and visionary technologists across the additive manufacturing, robotics, and materials science industries. Our commercialization efforts are managed by individuals with prior successes in building and growing both direct and indirect, channel-driven sales organizations.

Complete customer engagement model

We have a deep customer engagement model focused on helping customers solve their manufacturing problems. We have built a comprehensive portfolio of print platforms and materials capabilities focused on mass production to serve our diverse set of customers in whatever their mission is. Additionally, we have a robust team of materials development professionals, application engineers, and process developers to support our growing installed base of customers.

Our Additive Manufacturing Solutions

We offer a comprehensive portfolio of integrated additive manufacturing solutions comprised of hardware, software, materials and services with support for metals, polymers, elastomers, ceramics, sands, composites, wood, and biocompatible materials. Our additive manufacturing solutions, which are based on our proprietary technologies, are described below.

Metal Additive Manufacturing Systems

Our metal additive manufacturing systems are designed using sintering-based, powder metallurgy processes, in which metal powder is bound together in a printer and sintered in a furnace to form a dense metal part. Hundreds of metal alloys are available to such powder metallurgy processes, many with well-characterized and high-quality material properties.

Our binder jet metal additive manufacturing platforms are differentiated in their ability to deliver high-performance printed metal parts at production-scale volumes and part costs competitive with conventional manufacturing processes. These platforms, including the Production System, the Shop System, and the X-Series, collectively offer a range of price points, throughput levels, and build sizes, ensuring our customers can find a solution that fits their specific application needs and enabling them to scale their manufacturing operations within the Desktop Metal solutions ecosystem.

The Production System is an industrial manufacturing platform powered by patent-pending SPJ binder jetting technology designed to be the fastest way to 3D print metal parts at scale. The Production System platform consists of the P-1 and the P-50 printer models, enabling customers to scale from process and materials development in a smaller form factor solution to mass production of low-cost, end-use parts on the same print engine. On the Production System P-50, SPJ technology offers dramatic increases in print speeds up to 100 times those of legacy PBF additive manufacturing technologies and the flexibility to use low-cost, third-party MIM powders. As a result, the Production System P-50, which is designed to achieve print speeds of up to 12,000 cubic centimeters per hour at a 65-micron printed layer height, can produce high-resolution parts at costs competitive with conventional mass production techniques for quantities up to hundreds of thousands of units, addressing the needs of original equipment manufacturers and third-party contract manufacturers seeking cost-effective additive manufacturing solutions at scales required in industries such as automotive, consumer electronics, and consumer products. In addition, each of the Production System printer models feature an inert, chemically inactive processing environment, enabling support for a range of both non-reactive and reactive metals in a controlled fashion while also promoting consistent characteristics and quality across printed parts.

The Shop System platform introduces mid-volume binder jetting with rich feature detail and exceptional surface finish to the machine shop market. With the Shop System, which includes several configurations and build sizes and can achieve build speeds up to 10 times those of legacy PBF additive manufacturing technologies, businesses can produce serial batches of hundreds or thousands of complex, end-use metal parts in a fraction of the time and cost of conventional manufacturing and comparably priced additive manufacturing technologies. It is an affordable, turnkey solution that facilitates the full manufacturing process from digital file to sintered metal part, and includes a powder station for part depowdering prior to sintering, closed-loop powder recycling and our proprietary furnace technology with software and profiles optimized for mid-volume production. While the Shop System was initially designed for metal parts production, we have also qualified and are commercializing this solution for additional material categories enabled by binder jetting, such as wood and ceramics.

The X-series platform is designed for serial production of binder jet 3D printed metal, ceramic, or composite parts, balancing speed and quality while offering broad material compatibility for a full spectrum of academics, researchers and manufacturers. The X-series, which consists of the X160Pro, X25Pro and InnoventX printer models, leverages patented Triple ACT technology to support high-resolution printing with industry-leading surface finish, final part accuracy, density and part variability as low at 0.3% across large build areas. Each of these printer models also features significant process flexibility, enabling the use of a range of ultra-fine, third-party MIM powders. The X-Series provides customers the ability to get started with binder jetting for academia, research and development, and small batch processing without the need for large quantities of powder on the compact InnoventX and scale to volume production of large, traditionally investment cast parts for applications in automotive, aerospace, and defense on the X160Pro, which is the largest commercially available binder jet system in the market and also features Industry 4.0 cloud connectivity and process-linking capabilities enabled by Siemens MindSphere.

The Studio System platform is designed for office-friendly 3D printing using proprietary bound metal deposition, or BMD, technology in which loose powders and lasers, which are less user-friendly elements commonly associated with 3D printing, are eliminated in favor of bound metal rods to shape parts layer-by-layer. Integrated through Desktop Metal’s cloud-based Fabricate software, this turnkey, easy-to-use solution delivers a streamlined and automated workflow for producing low volumes of complex metal parts in house via additive manufacturing technology. Through BMD, the Studio System minimizes requirements for special facilities or expensive EHS equipment as compared to legacy PBF additive manufacturing technologies and improves ease-of-use. Parts produced using the Studio System 2 also feature our proprietary Separable Supports technology, which enables simplified post-processing and support removal relative to legacy PBF additive manufacturing technologies.

We also offer the Desktop Metal Furnace, which can be paired with the Studio System and our entry-level binder jetting solutions to create turnkey metal additive manufacturing solutions that are simple to install and easy to use, making metal additive manufacturing significantly more accessible to businesses with no prior powder metallurgy experience. The Desktop Metal Furnace is fully-automated, sized to fit through ADA-compliant doors and built using proprietary technology that provides industrial-strength, vacuum-enabled sintering in an office-friendly package. It is designed to achieve temperatures up to 1,400 degrees Celsius and to ensure uniform heating and cooling without the residual stresses introduced into parts by legacy PBF additive manufacturing processes, which can result in poor part performance.

Photopolymer Additive Manufacturing Systems

Our photopolymer additive manufacturing systems are designed using advanced, area-wide photopolymer print processes in which liquid photopolymer resin is cured using light from a high-resolution projector system to produce precision polymer parts with smooth surface finish and properties in line with or exceeding conventionally manufactured thermoplastics.

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

The Einstein series, designed for dental professionals, offers key features essential to superior 3D printing in the dental market, including accuracy, speed and versatility. The Einstein series consists of the Einstein, a solution ideal for fast, and easy, chairside dental printing, and the Einstein Pro XL, a solution with a larger 5.7 liter build volume and faster build speeds designed for high-production dental and orthodontic labs. Both Einstein printer models are equipped with a combination of Hyperprint technology and proprietary NanoFit 385 technology built on industrial 385 nanometer projectors to enable dental applications with rapid turnaround times, stunning clarity, exceptional accuracy, and natural looking finishes.

The Envision One platform, which consists of several models for high-temperature and large part processing, enables high-volume production of end-use photopolymer parts at an affordable upfront price, offering exceptional price performance. Envision One printers are powered by patented continuous digital light manufacturing technology, or CDLM, to achieve exceptional build speeds and parts with isotropic properties, paired with proprietary domeless basement technology for the material tray, which reinforces precision and part accuracy. EnvisionOne printers are built with industrial projectors with 4K resolution and 385 nanometer wavelength that deliver high-intensity light uniformly and with high precision across the entire build surface.

We also offer several additional DLP solutions, including the P4K platform and the D4K Pro platform, designed for a range of production volumes and industrial and healthcare end-use applications. P4K and D4K Pro printers are equipped with industrial 385 nanometer projectors and proprietary DLP technology across several build volume sizes to deliver high speed printing and extremely high-quality surface finish that minimizes post-processing requirements.

Across each of these platforms, we have a large library of qualified materials suitable for healthcare and dental, consumer products, and industrial applications. In addition, we offer accessories to facilitate post-processing of photopolymer parts produced on our printer platforms. Our washing solutions, such as the PWA 2000 and PWA 2000 XL, provide automated rinsing capabilities to efficiently clean delicate and larger, complex parts alike while minimizing liquid use to reduce costs and environmental impact. Our curing solutions, such as the PCA 2000 and PCA 4000, cure parts printed using our photopolymer platforms and feature ultraviolet light emitting diode (LED) light sources that leverage multiple wavelengths to deep cure parts and achieve a smooth, final surface finish.

Digital Casting Additive Manufacturing Systems

Our digital casting additive manufacturing systems comprise our S-Series platform and leverage binder jetting technology to print large-scale molds, mold cores, and investment casting patterns with high precision across a variety of sand materials for foundry applications to enable our customers to innovate through enhanced design solutions and improved turnaround times for their clients.

The S-Max and S-Max Pro are high-performance digital casting solutions designed for fast, precise and reliable production of sand molds and cores for metal casting applications, making it an ideal choice for industrial production of high-complexity castings that range in size for automotive, aerospace, energy, and other heavy industries. Both models offer two large job boxes of 1,260 liters each and support a range of binder systems, providing the versatility to print cores and molds compatible with ferrous and nonferrous metals. The S-Max printer, which can achieve build speeds up to 100 liters per hour, offers a robust solution for the majority of our available sand printing binders, including all cold hardening binder systems, making it suitable for common casting materials. The S-Max Pro printer, which can achieve build speeds up to 125 liters per hour, offers an additional inorganic binder option, which can deliver high-quality aluminum castings popular among automotive foundries. Designed for high-volume production, the S-Max Pro also leverages Siemens control systems with Industry 4.0 integration, cloud connectivity, and real-time process controls with early print error detection via integrated cameras. It is available as a standalone solution and can also be connected with optional auxiliary equipment to create a fully automated, turnkey production line for 3D sand printing, including a “box-in-box” system for automated loading and removal of build boxes and an automated or semi-automated desanding station, which reduces processing time by up to 95%, providing customers with the ability to support 24/7 continuous production on up to four S-Max Pro printers.

The S-Max Flex is designed to be the fastest and most flexible robotic 3D printing solution for digital casting applications. This all-new robotic additive manufacturing system features an industrial third-party, multi-axis robot with a print carriage end effector leveraging patent-pending SPJ binder jetting technology to deposit, spread, and compact powder and deposit binder in a single pass over the build box to produce high quality components for foundry applications at scale. Developed with the goal of providing faster payback and easier manufacturing line integration for foundries, the S-Max Flex offers a more affordable entry point into digital casting operations with exceptional build rates up to 115 liters per hour. The solution also includes a telescoping build box up to 1,900 liters in volume and a semi-automated bulk depowdering station in a flexible, modular footprint that can be easily configured to difference floorspace requirements. For foundries and pattern shops, the S-Max Flex offers an accessible path to sand 3D printing in a robotic architecture that can be easily scaled.

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

Consumable materials

We sell an array of consumable materials, or consumables, for use with several of our additive manufacturing systems. The sales of these materials provide us with a recurring revenue stream from customers of our additive manufacturing solutions. These materials consist of:

•

Binder jetting materials. For use with our binder jetting platforms, we sell a combination of proprietary binders engineered in-house by our materials team and third-party binders both to support a broad array of MIM alloys, sands and ceramics. In particular, our proprietary binders have been developed to maximize success and yield through each stage of the binder jetting process, resulting in high-resolution parts with exceptional surface finish and strong material properties. In addition, while many of our binder jetting solutions support an open platform through which customers can purchase third-party powders, we also sell a range of powders qualified and optimized for use with several of our platforms, including Shop System, with numerous additional materials in various stages of qualification.

•

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

Software

Software is a key component of our additive manufacturing solutions and is at the core of their accessibility and ease-of-use. Built on cloud, desktop, and mobile technologies, our build preparation software applications, Fabricate, Envision One RP, XPrep and Viriprint, streamline the process of setting up prints and provides a cohesive, modern user interface and experience across our product portfolio. In addition to basic features such as automatic and custom support generation, part scaling and positioning, our software also enables the unique features of each of our additive manufacturing systems, such as the ability to adjust closed-cell infill for the Studio System, to leverage automated dental model preparation for Einstein printers and to densely nest multiple parts into a build across all our binder jetting and photopolymer platforms. These software applications natively read commonly used 3D CAD file formats as well as traditional 3D printing file formats, such as STLs.

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

In addition, we offer Live Sinter, a proprietary sintering process simulation and compensation software designed to improve part accuracy, reduce sintering support structures and associated costs and minimizing printing trial and error for binder jet additive manufacturing processes. This software dynamically simulates the results of the sintering process by leveraging a GPU-accelerated, multi-physics engine in combination with finite element analysis, or FEA, and artificial intelligence. It also automates the compensation of geometries for the distortion and shrinkage that typically occurs during sintering, further optimizing the printing process to create high-accuracy parts and make binder jetting more accessible and easier to adopt in production for customers with limited additive manufacturing experience.

Desktop Labs: Our Dental and Biofabrication Platform

Dental and biofabrication represent important emerging killer apps for additive manufacturing because the parts in these market segments are typically patient-specific. Traditional production methods in these industries include labor- and resource-intensive conventional manufacturing processes, such as milling. As a result, we believe this market is poised to rapidly adopt additive manufacturing. To accelerate the adoption of additive manufacturing in these applications, we have launched Desktop Labs, an end-to-end platform focused on the vertical integration of digital solutions, design services and parts production capabilities for dentists through a trusted community of premium, full-service dental laboratories.

We believe that Desktop Labs will provide a competitive advantage by modernizing the dental practice experience and the standard of care through improved quality of restorations, faster turnaround times, and customized chairside solutions enabled by state-of-the-art Desktop Health printers and breakthrough materials, such as Flexcera, combined with innovative software workflows. While the majority of production at Desktop Labs facilities is currently supported by conventional manufacturing technologies, we are focused on rapidly digitizing Desktop Labs properties using these proprietary additive manufacturing solutions to enhance their profitability, expanding margins through efficient production capabilities while delivering improved patient outcomes. Through additive manufacturing-enabled digital workflows, Desktop Labs can realize significant cost reductions within key restorative dental device categories, including restorations such as dentures or crowns, splints and guards and surgical guides, and provide end-to-end solutions for private dental practices, dental services organizations (DSOs), dental hospitals, dental institutions, and even other dental labs.

Recently, Desktop Labs launched a subscription managed service offering pairing third-party intraoral scanners with its end-to-end platform of design and manufacturing services. Through this offering, dentists can capture patient data using an intraoral scanner then create print-ready digital files using Desktop Labs design capabilities, 3D print custom restorations and other dental parts either in their office using Desktop Health Einstein printers or using Desktop Labs’ outsourced manufacturing services. The Desktop Labs managed service subscription offers dentists a seamless, integrated digital dentistry platform with real-time technical communication, workflow management, digital design, and case support, enabling reductions in patient visits and dental device remakes, real-time issue resolution, and an overall positive impact on dental practice economics, efficiency, and resource management.

Over time, we also intend to leverage the Desktop Labs platform to provide biofabrication solutions leveraging proprietary materials currently in the advanced stages of research and development. We believe Desktop Labs can develop into an industry-leading business that provides printers, materials and end-use parts for dental and biofabrication customers with additive manufacturing at its core.

Customers

Our customers range from small and medium sized enterprises to Fortune 500 companies and represent a broad array of industries, including automotive, aerospace, healthcare, consumer products, heavy industry, machine design, research and development, and others. No single customer has accounted for more than 10% of our total revenue in 2022.

Research and Development

The additive manufacturing market is undergoing rapid technological advancements across hardware, software, and materials. We invest significant resources into ongoing research and development programs because we believe our ability to maintain and extend our market position depends, in part, on breakthrough technologies that offer a unique value proposition for our customers and differentiation versus our competitors. Our research and development team, which is responsible for both the development of new products and improvements to our existing product portfolio, consists of talented and dedicated engineers, technicians, scientists, and professionals with experience from a wide variety of the world’s leading additive manufacturing, robotics, materials, and technology organizations. Our primary areas of focus in research and development include, but are not limited to:

•	Printing technologies for metals, polymers, elastomers, ceramics, sands, composites, wood and biocompatible materials, focused on driving improvements to speed, ease of use, and part size;
•	Binder and resin formulation to enhance the support for additional materials and new applications;
•	Sintering technology and powder metallurgy techniques to increase materials compatibility and part quality;
•	Powder and post-processing technology to ensure reliable and repeatable production at scale; and
•	Simulation and artificial intelligence-based software tools to maximize part quality and accuracy.

Sales and Marketing

We sell our additive manufacturing solutions through a global distribution network consisting of over 140 resellers, covering over 40 countries around the world. Our resellers purchase and resell our products to our customers, and select resellers also perform installation, application engineering, and local support and maintenance services, with backup services provided by our internal applications engineering and support teams. Our resellers are overseen by Desktop Metal regional channel managers, and most operate on an exclusive basis with respect to the additive manufacturing technologies that we offer. Many resellers offer third-party digital manufacturing software and/or CNC machines in their respective regions, which provides an opportunity to cross-sell our additive manufacturing solutions to a broad, existing customer base that has purchased these other products. Our direct sales force augments the reach of our distribution network, focusing primarily on selling our higher priced solutions, cross-selling our solutions across materials, serving major accounts and expanding our footprint within multinational or Fortune 500 organizations. We believe this hybrid distribution approach not only broadens our global reach, but also creates a tight and ongoing relationship between us and our customers.

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

As of December 31, 2022, we own or co-own over 950 patents and pending patent applications in the United States and in various foreign countries. Desktop Metal’s patents and patent applications are directed to, among other things, additive manufacturing and related technologies.

Human Capital

Our employees are critical to our success. As of December 31, 2022, we had over 1,200 employees. We also engage numerous consultants and contractors to supplement our permanent workforce. A majority of our employees are engaged in research and development and related functions. To date, we have not experienced any work stoppages and consider our relationship with our employees to be in good standing. None of our employees are subject to a collective bargaining agreement or represented by a labor union.

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

Our principles of accountability, honesty, integrity and customer-focus, serve as our cultural pillars. We focus our efforts on creating a collaborative environment where our colleagues feel respected and valued. We provide our employees with competitive compensation, opportunities for equity ownership and a robust employment package, including health care, disability and long-term planning insurance, retirement planning and paid time off. In addition, we regularly interact with our employees to gauge employee satisfaction and identify areas of focus.

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

Export and Trade Matters

We are subject to anti-corruption laws and regulations imposed by governments around the world with jurisdiction over our operations, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010, as well as the laws of the countries where we do business. We are also subject to various trade restrictions, including trade and economic sanctions and export controls, imposed by governments around the world with jurisdiction over our operations. For example, in accordance with trade sanctions administered by the Office of Foreign Assets Control and the U.S. Department of Commerce, we are prohibited from engaging in transactions involving certain persons and certain designated countries or territories, including Cuba, Iran, Syria, North Korea, Russia, Belarus, and the Crimea Region of Ukraine. In addition, our products are subject to export regulations that can involve significant compliance time and may add additional overhead cost to our products. In recent years the United States government has a renewed focus on export matters. For example, the Export Control Reform Act of 2018 and regulatory guidance thereunder have imposed additional controls and may result in the imposition of further additional controls, on the export of certain “emerging and foundational technologies.” Our current and future products may be subject to these heightened regulations, which could increase our compliance costs.

See “Risk Factors — Failure of our global operations to comply with anti-corruption laws and various trade restrictions, such as sanctions and export controls, could have an adverse effect on our business” for additional information about the environmental, health and safety laws and regulations that apply to our business.

Medical and Dental Devices

Our Desktop Health and Desktop Labs products and services, and its healthcare provider customers and distributors, are and will be subject to extensive federal, state, local and foreign regulations (including those of the U.S. Food and Drug Administration and its foreign equivalents), including, without limitation, regulations with respect to approvals and clearances for products, design, manufacturing and testing, labeling, marketing, sales, quality control, and privacy.

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

We believe that we provide the only additive manufacturing solutions addressing customer requirements around both productivity and ease of use. We are well-positioned to compete in our industry based on these core competencies and on the following competitive strengths:

•

Highest rates of parts production among competing additive manufacturing systems for a given layer resolution, enabled by our proprietary binder jetting and photopolymer additive manufacturing technologies;

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

•

Integrated software experiences with a cohesive, modern user interface for efficient print preparation and simplified system operations as well as proprietary sintering simulation and compensation technology; and

•	Global distribution capabilities in over 40 countries around the world, featuring world-class levels of support and applications engineering services.

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

•

As part of our growth strategy, we may acquire or make investments in other businesses, patents, technologies, products or services. Our efforts to do so, or our failure to do so successfully could disrupt our business and have an adverse impact on our financial condition.

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

Our business activities have been disrupted and may continue to be disrupted by the COVID-19 pandemic.

In 2020 and 2021, the COVID-19 pandemic caused disruption and volatility in the global economy and capital markets, which increases the cost of capital and adversely impacts access to capital. Government-enforced travel bans and business closures around the world significantly impacted our ability to sell, install and service our additive manufacturing systems at customers around the world. The pandemic has, and may continue to, disrupt our third-party contract manufacturers and supply chain and delay payments from customers. We also experienced some delays in installation of our products at customers’ facilities, which has and could lead to postponed revenue recognition for those transactions. In addition, installation delays could prevent us from achieving anticipated consumables revenues due to systems being put into operation later, or at lower utilization, than expected. Furthermore, if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, facility closures, remote working or other restrictions in connection with the COVID-19 pandemic, our operations will likely be adversely impacted.

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

We cannot guarantee that our restructuring activities and other cost savings measures will achieve their intended results.

In June 2022, we implemented a strategic integration and cost savings initiative (the “Initiative”) to match strategic and financial objectives and optimize resources for long term growth. In January 2023, we expanded the Initiative. We intend to implement additional cost savings measures in the future. We have incurred, and expect to continue to incur, substantial costs in connection with these initiatives. Our ability to achieve the anticipated cost savings and other benefits from these initiatives within the expected time frame is subject to many estimates and assumptions. There can be no assurance that the anticipated cost savings will be achieved, or that they will not be significantly and materially less than anticipated, or that the completion of such cost savings initiatives will be effectively accomplished. In addition, our ability to realize the anticipated cost savings are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, such as operating difficulties, supply chain disruptions, local regulations, employment laws or general economic or industry conditions. If we fail to realize the anticipated cost savings it could have a material negative impact on our results of operations and financial position.

In addition, our restructuring activities and cost savings initiatives may subject us to litigation risks and expenses and may have other consequences, such as attrition beyond our planned reduction in workforce, a negative effect on employee morale and productivity or a negative effect on our ability to attract highly skilled employees. Our competitors may use our restructuring plans to seek to gain a competitive advantage over us. As a result, our restructuring plans and cost savings initiatives may affect our revenue and operating results in the future

Changes in our product mix may impact our gross margins and financial performance.

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

To support the continued growth of our business, we may need to effectively recruit and hire new employees, and we need to effectively integrate, develop, motivate and retain new and existing employees. High demand exists for senior management and other key personnel (including scientific, technical, engineering, financial and sales personnel) in the additive manufacturing industry, and there can be no assurance that we will be able to retain our current key personnel. We experience intense competition for qualified personnel. While we intend to continue to provide competitive compensation packages to attract and retain key personnel, some of our competitors for these employees have greater resources and more experience, making it difficult for us to compete successfully for key personnel. Moreover, new employees may not become as productive as we expect since we may face challenges in adequately integrating them into our workforce and culture. If we cannot attract and retain sufficiently qualified technical employees for our research product development activities, as well as experienced sales and marketing personnel, we may be unable to develop and commercialize new products or new applications for existing products. Furthermore, possible shortages of key personnel, including engineers, in the regions surrounding our Boston facility could require us to pay more to hire and retain key personnel, thereby increasing our costs. Since March 2020, we have had many employees working remotely to protect the health and safety of our employees, contractors, customers and visitors. We also shifted customer, industry and other stakeholder events to virtual-only experiences, and may continue to conduct future events virtually. Given our limited history with remote operations, the long-term impacts are uncertain.

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

Our ability to effectively manage our anticipated growth and expansion of our operations will also require us to enhance our operational, financial and management controls and infrastructure, human resources policies and reporting systems. These enhancements and improvements may require significant capital expenditures, investments in additional headcount and other operating expenditures and allocation of valuable management and employee resources. Our future financial performance and our ability to execute on our business plan will depend, in part, on our ability to effectively manage any future growth and expansion. There are no guarantees we will be able to do so in an efficient or timely manner, or at all.

We may experience significant delays or obstacles to realizing the success of our Desktop Labs platform and Desktop Health product offerings.

The Desktop Labs platform and our Desktop Health products aim to leverage our proprietary additive manufacturing technologies and materials to grow the market for existing applications in the dental market and identify, develop and/or commercialize future solutions in the healthcare and dental markets for personalized patient care spanning dentistry, orthodontics, dermatology, orthopedics, cardiology, plastic surgery and printed regenerative tissues and grafts. These businesses operate in a highly competitive space which may make it difficult for us to implement business plans and expectations and identify and realize opportunities. In addition, their technology, products, materials and applications may be subject to strict regulatory requirements in the United States and other countries. The regulatory approval or clearance process may be lengthy and costly, and regulatory requirements may impact the timing of, or our ability to, commercialize the regulated technology, products, materials and applications. The success of these parts of our business will also depend on our ability to attract, hire and retain qualified personnel, establish sales, marketing and distribution infrastructure, and establish and maintain supply and manufacturing relationships.

Our existing and planned global operations subject us to a variety of risks and uncertainties that could adversely affect our business and operating results. Our business is subject to risks associated with selling machines and other products in non-United States locations.

Our products and services are distributed in more than 40 countries around the world, and we derive a substantial percentage of our sales from these international markets. In 2022, we derived approximately 35% of our revenues from countries outside the United States. Accordingly, we face significant operational risks from doing business internationally.

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

For example, the possibility of an ongoing trade war between the United States and China may impact the cost of raw materials, finished products or components used in our products and our ability to sell our products in China. Other changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment could also adversely affect our business. In addition, the United Kingdom’s exit from the European Union on January 31, 2020 may result in increased costs of barriers to trade, and uncertainty surrounding this transition may have an effect on global economic conditions and the stability of global financial markets, which in turn could have a material adverse effect on our business, financial condition and results of operations. If global economic conditions remain volatile for a prolonged period or if European economies experience further disruption, our results of operations could be adversely affected.

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

Due to our acquisition activity, the existing information technology systems and cyber controls of the acquired entities and integration efforts with respect thereto, as well as the state of the cyber insurance market generally, the costs for our cyber insurance increased in 2022, and the cost of such insurance could continue to increase for future policy periods. Our cyber insurance coverage does not extend to all of our group companies and while we are working to implement better cyber controls and infrastructure for these entities, we may continue to be unable to secure cyber risk coverage for them for future periods. Moreover, the scope and limits of our cyber insurance coverage may not be sufficient or available to cover all expenses or other losses, including fines, or all types of claims that may arise in connection with cyberattacks, security compromises, and other related incidents.

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

Market opportunity estimates and growth forecasts included in this Annual Report on Form 10-K are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The forecasts and estimates in this Annual Report on Form 10-K relating to the expected size and growth of the markets for additive manufacturing technology and other markets in which we participate may prove to be inaccurate. Even if these markets experience the forecasted growth described in this Annual Report on Form 10-K, we may not grow our business at similar rates, or at all. Our future growth is subject to many factors, including market adoption of our products, which is subject to many risks and uncertainties. Accordingly, the forecasts and estimates of market size and growth described in this Annual Report on Form 10-K, including our estimates that the size of the total addressable market is expected to be more than $100 billion in 2030, should not be taken as indicative of our future growth. In addition, these forecasts do not consider the impact of the COVID-19 pandemic, and we cannot assure you that these forecasts will not be materially and adversely affected as a result.

Risks Related to Acquisitions

Difficulties or delays integrating the businesses and operations of acquired companies into Desktop Metal, or realizing the expected benefits of these acquisitions, may adversely affect the company’s future results.

Acquisitions involve numerous risks, any of which could harm our business and negatively affect our financial condition and results of operations. The success of our acquisitions, including EnvisionTEC and ExOne, will depend in part on our ability to realize the anticipated business opportunities from combining the operations of acquired companies with our business in an efficient and effective manner. Ongoing and expanded integration processes could take longer than anticipated and could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, employees or other third parties, or our ability to achieve the anticipated benefits of the acquisitions, and could harm our financial performance. Specifically, our ability to address the following integration matters may impact realization of anticipated benefits of our acquisitions:

• combining the operations and corporate functions of acquired companies;

• meeting the capital requirements of the acquired companies, in a manner that permits us to achieve any cost savings or other synergies anticipated to result from the acquisitions;

• integrating and unifying the offerings and services available to customers;

• identifying and eliminating redundant and underperforming functions, product lines and assets;

• harmonizing the acquired companies’ operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;

• consolidating the acquired companies’ administrative and information technology infrastructure; and

• coordinating distribution efforts.

If we are unable to successfully or timely integrate the operations of acquired companies with our business, we may incur unanticipated liabilities and be unable to realize the revenue growth, synergies and other anticipated benefits resulting from the acquisitions, and our business, results of operations and financial condition could be materially and adversely affected.

In addition, at times the attention of certain management individuals may be focused on the integration of the acquired businesses and diverted from day-to-day business operations or other opportunities that may have been beneficial to us, which may disrupt our ongoing business.

We have incurred significant costs in connection with our acquisitions. The substantial majority of these costs are non-recurring acquisition expenses. These non-recurring costs and expenses are reflected in the consolidated financial statements included in this Annual Report on Form 10-K. We may incur additional costs in the integration of acquired companies, and may not achieve cost synergies and other benefits sufficient to offset the incremental costs of these acquisitions.

As part of our growth strategy, we may acquire or make investments in other businesses, patents, technologies, products or services. Our efforts to do so, or our failure to do so successfully, could disrupt our business and have an adverse impact on our financial condition.

As part of our business strategy, we may acquire and invest in other companies, patents, technologies, products and/or services. To the extent we seek to grow our business through acquisitions, we may not be able to successfully identify attractive acquisition opportunities or consummate any such acquisitions if we cannot reach an agreement on commercially favorable terms, if we lack sufficient resources to finance the transaction on our own and cannot obtain financing at a reasonable cost or if regulatory authorities prevent such transaction from being consummated. The identification of potential targets, negotiation with targets and due diligence may divert management’s attention from their day-to-day responsibilities and require the incurrence of related costs. In addition, competition for acquisitions in the markets in which we operate during recent years has increased, and may continue to increase, which may result in an increase in the costs of acquisitions or cause us to refrain from making certain acquisitions. We may not be able to complete future acquisitions on favorable terms, if at all.

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

We experienced net losses in each year from our inception, including net losses of $740.3 million and $240.3 million for the years ended December 31, 2022 and 2021, respectively. We believe we will continue to incur operating losses and negative cash flow in the near-term as we continue to invest significantly in our business, in particular across our research and development efforts and sales and marketing programs. These investments may not result in increased revenue or growth in our business or enable us to achieve profitability.

In addition, as a public company, we incur significant additional legal, accounting and other expenses. We will also incur additional legal, accounting and other expenses in connection with acquisitions and integration activities associated therewith. These increased expenditures may make it harder for us to achieve and maintain future profitability. Revenue growth and growth in our customer base may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Annual Report on Form 10-K, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. As a result, our losses may be larger than anticipated, we may incur significant losses for the foreseeable future, and we may not achieve profitability, and even if we do, we may not be able to maintain or increase profitability. Furthermore, if our future growth and operating performance fail to meet investor or securities analyst expectations, or if we have future negative cash flow or losses resulting from our investment in acquiring customers or expanding our operations, this could have a material adverse effect on our business, financial condition and results of operations.

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

It is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. Correctly predicting future events is inherently an uncertain process, and our guidance may not ultimately be accurate. Our guidance is based on certain assumptions such as anticipated production and sales volumes, material costs and planned cost reductions. In addition, we have implemented, and in the foreseeable future expect to continue to implement, a number of cost saving measures in order to contain costs from our acquisitions. Those measures may not have their intended effect, and we may not adequately be able to implement them. Even if the measures we implement lead to cost savings, those cost savings may not be sufficient or we may be unable to sustain the cost savings that we achieve. Our ability to achieve the anticipated cost savings and other benefits from these measures within the expected time frames is subject to many estimates and assumptions, and depends on many factors, some of which are beyond our control. If actual results differ from our guidance or from the expectations of securities analysts or investors, or we adjust our guidance in future periods, whether as a result of our inability to successfully implement our cost saving measures or because of other factors, the market value of our common stock could decline significantly.

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

We have funded our operations since inception primarily through debt and equity financings and sales. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges and opportunities, including the need to develop new features or enhance our products, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds if our existing sources of cash and any funds generated from operations do not provide us with sufficient capital. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges and opportunities could be significantly impaired, and our business may be adversely affected.

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

Additionally, a default by one or more resellers that have a significant receivables balance could have an adverse financial impact on our financial results. We have reviewed our policies that govern credit and collections and will continue to monitor them in light of current payment status and economic conditions. In addition, we try to reduce the credit exposures of our accounts receivable by instituting credit limits. However, there can be no assurance that our efforts to identify potential credit risks will be successful. Our inability to timely identify resellers that are credit risks could result in defaults at a time when such resellers have high accounts receivable balances with us. Any such default would result in a significant charge against our earnings and adversely affect our results of operations and financial condition.

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

Our facilities and the facilities of our third-party contract manufacturers, suppliers, and customers, are vulnerable to disruption due to natural or other disasters, including climate-related events, strikes and other events beyond our control.

A major earthquake, fire, tsunami, hurricane, cyclone or other disaster, such as a pandemic, major flood, seasonal storms, droughts, extreme temperatures, nuclear event or terrorist attack affecting our facilities or the areas in which they are located, or affecting those of our customers or third-party manufacturers or suppliers, could significantly disrupt our or their operations and delay or prevent product shipment or installation during the time required to repair, reinforce, rebuild or replace our or their damaged manufacturing facilities. These delays could be lengthy and costly. Climate change may contribute to increased frequency or intensity of certain of these events, as well as contribute to chronic changes in the physical environment (such as changes to ambient temperature and precipitation patterns or sea-level rise) any of which may impair the operating conditions of our facilities or the facilities of our customers or third-party manufacturers or suppliers, or otherwise adversely impact our operations and value chain (including the delivery of our services and products), access to capital, access to insurance or access to talent. If any of our facilities or those of our third-party contract manufacturers, suppliers or customers are negatively impacted by such a disaster, production, shipment and installation of our 3D printing machines could be delayed, which can impact the period in which we recognize the revenue related to that 3D printing machine sale. Additionally, customers may delay purchases of our products until operations return to normal. Even if we are able to respond quickly to a disaster, the continued effects of the disaster could create uncertainty in our business operations. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil, labor strikes, war or the outbreak of epidemic diseases (including the outbreak of COVID-19) could have a negative effect on our operations and sales.

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

Our directors, executive officers, and stockholders affiliated with our directors and executive officers exert significant influence on us. As of December 31, 2022, these holders owned approximately 13.9% of our outstanding Class A common stock. As a result, these holders, acting together, have significant control over all matters that require approval of our stockholders, including the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transactions. The interests of these holders may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of our other stockholders.

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

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the 2027 Notes, and our cash needs may increase in the future. In addition, any future indebtedness that we may incur may contain financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under any existing indebtedness. If we fail to comply with these covenants or to make payments under any existing indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and any other existing indebtedness becoming immediately payable in full.

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

The SEC’s rules on climate change disclosures proposed in March 2022, if adopted, will increase our costs and expenditures, as well as the costs, expenditures and expectations of many of our third parties. The cost of complying with other current and future environmental, health and safety laws applicable to our operations and the operations of many of our third parties, or the liabilities arising from past releases of, or exposure to, hazardous substances, may result in future expenditures. Any of these developments, alone or in combination, could have an adverse effect on our business, financial condition and results of operations.

Increasing attention to, and evolving expectations for, environmental, social, and governance (“ESG”) initiatives could increase our costs, harm our reputation, or otherwise adversely impact our business.

Companies across industries are facing increasing scrutiny from a variety of stakeholders related to their ESG practices. Expectations regarding voluntary ESG initiatives and disclosures may result in increased costs, changes in demand for certain offerings, enhanced compliance or disclosure obligations, or other adverse impacts to our business, financial condition, or results of operations. While we may at times engage in voluntary ESG initiatives, such initiatives may be costly and may not have the desired effect. We may experience pressure to make commitments relating to ESG matters that affect us, but we may be unable to make such commitments for strategic or cost-related reasons (or be perceived as not making commitments to the extent expected by stakeholders), in which case, we may experience reputational fallout, negative impacts with respect to our stakeholder relations or limitations with respect to our access to capital or insurance. Unfavorable ESG ratings could lead to increased negative investor sentiment towards us, which could negatively impact our share price as well as our access to and cost of capital. To the extent ESG matters negatively impact our reputation, it may also impede our ability to compete as effectively to attract and retain employees or customers, which may adversely impact our operations.

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

Our Desktop Labs and Desktop Health products and services, and healthcare provider customers and distributors, are and will be subject to extensive federal, state, local and foreign regulations, including, without limitation, regulations with respect to approvals and clearances for products, design, manufacturing and testing, labeling, marketing, sales, quality control, and privacy. Unless an exemption applies, we must obtain clearance or approval from the Food and Drug Administration (or comparable foreign regulatory body) before a medical device or solution can be marketed or sold; this process involves significant time, effort and expense. The healthcare market overall is highly regulated and subject to frequent and sudden change. Our failure to secure clearances or approvals or comply with regulations could have an adverse impact on our business and reputation and subject us to lost research and development costs, withdrawal of clearance/approval, operating restrictions, liabilities, fines, penalties and/or litigation.

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

We are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal control over financial reporting. Now that we have ceased to be an “emerging growth company” an attestation report on internal control over financial reporting is required to be issued by our independent registered public accounting firm. As a result, we have incurred, and will continue to incur, increased legal, accounting and other expenses. Our entire management team and many of our other employees will continue to devote substantial time to compliance and may not effectively or efficiently manage our transition into a public company.

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

We have identified material weaknesses in our internal controls over financial reporting as of December 31, 2022. Our internal controls over financial reporting currently do not meet all of the standards contemplated by Section 404 of Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could impair our ability to produce timely and accurate financial statements or comply with applicable regulations and have a material adverse effect on our business.

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

As of December 31, 2022, our management and auditors determined that material weaknesses existed in our internal control over financial reporting due to the fact that we had not fully integrated our acquired subsidiaries into our control structure, and with our limited accounting department personnel, this may not be achievable. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. While we have instituted plans to remediate the issue described above and continue to take remediation steps, including hiring additional personnel, including a vice president of accounting with public company experience, we continued to have a limited number of personnel with the level of GAAP accounting knowledge, specifically related to complex accounting transactions, commensurate with our financial reporting requirements.

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

Our goodwill has been subject to impairment and may be subject to impairment in the future.

We have $113.0 million of goodwill on our balance sheet as of December 31, 2022. Under U.S. GAAP, goodwill is required to be reviewed for impairment at least annually, or more frequently if potential interim indicators exist. Impairment may result from various factors, including adverse changes in assumptions used for valuation purposes, such as actual or projected revenue growth rates, profitability or discount rates. If the testing indicates that an impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill and the fair value of the goodwill. Events and conditions that could result in impairment include a prolonged period of global economic weakness, a decline in economic conditions, or a slow economic recovery, adverse changes in the market share of our products, or other factors which could result in reductions in our sales or profitability over an extended period. We cannot predict the amount and timing of any future impairments, if any. We have experienced impairment charges with respect to goodwill, and we may experience such charges in the future, particularly if our business performance declines or expected growth is not realized. During the year ended December 31, 2022, we incurred $498.8 million of goodwill impairment charges. It is possible that material changes in our business, market conditions, or assumptions about our market share or position could occur over time. Any future impairment of our goodwill or other intangible assets could have a material adverse effect on our financial condition and results of operations as well as the trading price of our securities.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Desktop Metal’s corporate headquarters are located in Burlington, Massachusetts. As of December 31, 2022, we leased approximately 110,000 square feet of office and building space for our corporate headquarters and in the surrounding area. We use these facilities primarily for manufacturing, research and development, warehousing, sales, marketing and administration.

As of December 31, 2022, we own or lease approximately 690,000 square feet of building space around the world, with significant locations in the United States, Germany, Italy and Japan. These locations support all aspects of our operations, including manufacturing, research and development, warehousing, sales, marketing and administration.

We believe the existing facilities are in good operating condition and adequate to meet our needs for the immediate future. In connection with the ongoing Initiative, we intend to close four facilities and consolidate them into four core locations in the United States. We intend to continue to evaluate our facility footprint to identify and assess operational savings and efficiencies.

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

On November 8, 2021, another purported stockholder, Leo Lissog Goldstein, filed a Section 220 complaint in Delaware Chancery Court against ExOne (Goldstein v. The ExOne Company, Case No. 2021-0958-KSJM). Mr. Goldstein seeks to discover certain books and records of the company related to the ExOne Merger purportedly in order to investigate, among other things, the events leading up to and the disclosures made in connection with the ExOne Merger. Mr. Goldstein also moved to intervene and stay the Campanella action, discussed below, until his Section 220 action is complete. Mr. Goldstein dismissed his complaint on February 14, 2023.

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

On February 9, 2023, purported stockholder Jeffrey Schantz sent a demand letter to the company, requesting certain books and records of the company related to the December 8, 2020 transaction in which Trine Acquisition Corp. (“Trine”), a special purpose acquisition company (“SPAC”), merged with Desktop Metal.

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

Stockholders

As of February 24, 2023, there were 167 holders of record of our Class A common stock. The actual number of stockholders of our Class A common stock is greater than the number of record holders.

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

Recent Sales of Unregistered Securities

All sales of unregistered securities by us during the year ended December 31, 2022 have been included previously in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

The following table sets forth purchases of our common stock for the three months ended December 31, 2022:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
October 1, 2022 through October 31, 2022	—	$—	—	—
November 1, 2022 through November 30, 2022	5,383	$2.19	—	—
December 1, 2022 through December 31, 2022	1,276	$1.98	—	—
Total	6,659		—

(1) All of the shares were withheld from employees in satisfaction of minimum tax withholding obligations associated with the issuance of shares of Class A common stock in connection with acquisitions during the period.

Performance Graph

The following performance graph shows the total stockholder return on an investment of $100 cash on May 3, 2019 (the date our common stock began trading on the NYSE) through December 31, 2022, for (i) our Class A common stock, (ii) NYSE Composite Index and (iii) the S&P Small Cap 600 Information Technology Index.

The graph assumes an initial investment of $100 on May 3, 2019. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock. The performance graph and related information shall not be deemed “soliciting material” or be “filed” with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act or Exchange Act.

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

We leverage our core competencies in technology innovation and product development by marketing and selling our Additive Manufacturing 2.0 solutions through a leading global distribution network, managed and augmented by our own internal sales and marketing teams. This distribution network, which covers over 40 countries around the world, is composed of sales and distribution professionals with decades of experience in digital manufacturing technologies and works alongside our direct sales force to market and sell products across a range of industries and price points. Similarly, our internal manufacturing and supply chain teams to work collaboratively with our internal engineering department and third-party contract manufacturers to scale up initial prototypes for commercialization and volume commercial shipments. Together, our hybrid distribution and manufacturing approaches allow us to produce, sell and service our products at-scale in global markets and create substantial operating leverage as we execute our strategy.

Our proprietary technology solutions also serve as the foundation for product parts offerings in which we which we directly manufacture parts for sale to our customers with a focus on key applications and verticals in which additive manufacturing can provide significant design, performance, cost and supply chain advantages relative to conventional manufacturing. These offerings will enable us to provide a more holistic suite of solutions for our customers and enable the accelerated adoption of our Additive Manufacturing 2.0 solutions across select high-value production applications, which we refer to as “killer apps”, including, but not limited to, medical and dental devices, and fluid power systems. We believe such offerings will not only create a high-margin revenue stream, but will also facilitate lead generation for our additive manufacturing systems at scale and enable high-performance and specialized applications using new materials ahead of broader market introduction.

Operating Results

For the year ended December 31, 2022, we recognized revenues of $209.0 million and used cash in operating activities of $181.5 million, and we ended the year with $184.5 million of cash, cash equivalents, and short-term investments. We incurred a net loss of $740.3 million the year ended December 31, 2022. As of December 31, 2022, we had $76.3 million in cash and cash equivalents, $108.2 million in short-term liquid investments, and current liabilities of $83.4 million.

Recent Developments

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

Strategic Integration and Cost Optimization Initiative

On June 10, 2022, the Board of Directors approved a strategic integration and cost optimization initiative that included a global workforce reduction, facilities consolidation, and other operational savings measures (the “Initiative”). The purpose of the Initiative is to streamline our operational structure, reduce our operating expenses and manage our cash flows. We have commenced workforce reductions in the United States and other countries and are planning for additional workforce changes, the timing of which will vary according to local regulatory requirements. On January 31, 2023, we committed to additional actions to continue and expand the Initiative. These additional actions include closing and consolidating select locations in the United States and Canada and reducing our workforce by an additional 15%, prioritizing investments and operations in line with near-term revenue generation, positioning us to achieve our long-term financial goals.

For all committed restructuring activities under the Initiative, we expect to incur total pre-tax restructuring charges of $19.6 million to $26.0 million related to one-time termination benefits and associated costs, inventory write-offs, lease termination and equipment exit costs, and contract termination costs. As a result of the Initiative, we realized $20.7 million of cost savings in the second half of 2022 and expect annualized cost savings of $100 million in 2023. We continue to anticipate that the Initiative will be substantially complete by the end of 2023.

Goodwill Impairment

We identified potential indicators of impairment and performed interim impairment analyses as of June 30, 2022 and December 31, 2022, utilizing a combination of the income and market approaches. The results of the quantitative analysis performed indicated the carrying value of the reporting unit exceeded the fair value. As such, a $498.8 million goodwill impairment charge was recorded during the year ended December 31, 2022.

COVID-19

In 2020 and 2021, in response to the COVID-19 pandemic, governments around the world implemented safety precautions which included quarantines, travel restrictions, business closures, cancellations of public gatherings and other measures as they deemed necessary. Many organizations and individuals, including our company and employees, took additional steps to avoid or reduce infections, including limiting travel and staying home from work. These measures disrupted normal business operations and had significant negative impacts on businesses and financial markets worldwide. With the availability of vaccines against COVID-19, restrictions on social and business travel and government activities and functions in certain areas of the world have been and continue to be lifted, but infection rates continue to fluctuate and new variants continue to appear, leading to continued uncertainty about the pandemic. While we have largely returned to our normal operations, we continue to monitor our operations and government recommendations to maintain readiness to implement modifications if conditions warrant.

Early in the COVID-19 pandemic we experienced several adverse impacts, including extended sales cycles to close new orders for our products, delays in shipping and installing orders due to closed facilities and travel limitations and delays in collecting accounts receivable. In particular, businesses across an array of vertical markets temporarily reduced capital expenditure budgets globally as they sought to preserve liquidity to ensure the longevity of their own operations, which we believe temporarily impacted demand for purchases of our additive manufacturing solutions. In addition, facility closures at our third party contract manufacturers and key suppliers caused delays and disruptions in product manufacturing, which impacted our costs and our ability to ship products purchased by our customers in a timely manner. While we have experienced some improvement from the severity of these negative impacts, the ongoing pandemic may continue to impact business operations worldwide, including as a result of port congestion, supplier delays and labor shortages, which may increase our costs and impact our path to profitability.

In the long term, we believe that the COVID-19 pandemic and the subsequent disruptions in global supply chains and logistics networks will encourage organizations to reassess their supply chain structure and may accelerate their adoption of solutions such as additive manufacturing, which could allow for greater flexibility through decentralized production capabilities, on-demand inventory resiliency, reductions in supply chain complexity and a reduced reliance on overseas manufacturing.

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

Pricing, Product Cost and Margins

We offer customers a range of additive manufacturing solutions spanning multiple price points, materials, throughput levels, operating environments and technologies to enable them to find the solution that achieves their specific goals. Our product portfolio continues to expand with new releases and we have a variety of new products in development. Pricing for these products may vary by region due to market-specific supply and demand dynamics and product lifecycles, and sales of certain products have, or are expected to have, higher gross margins than others. As a result, our financial performance depends, in part, on the mix of products we sell during a given period. In addition, we are subject to price competition, and our ability to compete in key markets will depend on the success of our investments in new technologies and cost improvements as well as our ability to efficiently and reliability introduce cost-effective additive manufacturing solutions for our customers.

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

Acquisitions and Transaction-Related Costs

As part of our growth strategy, we have acquired or made investments in other business, patents, technologies, products or services, and may continue to do so. Our growth relies heavily on the successful integration of acquired companies, including our ability to realize the anticipated business opportunities from combining operations in an efficient and effective manner. We expect that the results of our operations will fluctuate as we continue to integrate these businesses, and the technologies, products, and services that they offer. Additionally, our results of operations will be impacted by non-recurring transaction-related costs, including integration costs, associated with these acquisitions.

Macroeconomic Conditions

The current macroeconomic environment is impacting our customers financially and operationally. Customers and potential customers are facing significant financial pressure as supply chain constraints and inflation drive up operating costs and rising interest rates make access to credit more expensive. In recent months, the consumer price index has increased substantially. In addition, during inflationary periods, interest rates have historically increased. In March 2022, the Federal Reserve began, and is expected to continue, to raise interest rates in an effort to curb inflation. As a consequence of these financial pressures, some customers may be lowering their capital investment plans and tightening their operational budgets, which may result in extended sales cycles, delayed purchasing decisions, and pricing pressure for our solutions. Higher interest rates may also impact our ability to obtain debt financing at attractive rates. While we reported revenue growth during 2022, we experienced less revenue growth than we expected, due to the negative impact of customers delaying purchase decisions amidst an uncertain macroeconomic backdrop.

Components of Results of Operations

Revenue

The majority of our revenue results from the sales of products, including our additive manufacturing systems and related consumables. Product revenue is recognized upon transfer of control to the customer, which generally takes place at the point of shipment or acceptance. If we cannot objectively determine that the product provided to the customer is in accordance with agreed-upon specifications, revenue is not recognized until customer acceptance is received. We also generate a portion of our revenue from software and support services. Software revenue is recognized (i) in the case of on-device software, upon transfer of control to the customer, which generally takes place upon shipment, and (ii) in the case of cloud-based software, which is primarily sold through one-year annual contracts, ratably over the term of the agreement. Revenue from support services for our additive manufacturing systems is primarily generated through one-year annual contracts and is recognized ratably over the term of the agreement. In certain circumstances, we generate revenue through leases of machinery and equipment to customers. These leases are classified as either operating or sales-type leases based on an analysis of their underlying terms and conditions and generally have lease terms ranging from one to five years.

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

Goodwill Impairment

Goodwill impairment represents an impairment charge to write down the carrying amount of goodwill to fair value.

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

Interest and Other (Expense) Income, Net

Interest and other (expense) income, net includes interest earned on deposits and short-term investments and gains and losses on investments.

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

Results of Operations

Comparison of the years ended December 31, 2022 and 2021

Revenue

The following table presents the revenue of each of our revenue streams, as well as the percentage of total revenue and change from the prior year.

	For the Years Ended December 31,
	2022		2021		Change in Revenues
(Dollars in thousands)	Revenue	% of Total	Revenue	% of Total	$	%
Products Revenue	$190,248	91%	$105,994	94%	$84,254	79%
Services Revenue	18,775	9%	6,414	6%	12,361	193%
Total Revenue	$209,023	100%	$112,408	100%	$96,615	86%

Total revenue for the years ended December 31, 2022 and 2021 was $209.0 million and $112.4 million, respectively, an increase of $96.6 million, or 86%. The increase in total revenue was attributable to an increase in revenue from both products and services.

We sold more products during the year ended December 31, 2022 as compared to the year ended December 31, 2021, leading to an approximately 79% increase in product revenue. This was primarily the result of an increase in unit shipments across a more varied product mix during the year and additional revenue from acquired companies during the year ended December 31, 2022 compared to the same period in 2021.

Service revenue increased during the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to an increase in support and installation revenue from increased shipments during the period and additional revenue in connection with acquisitions.

The following table presents revenue by geographic region, as well as the percentage of total revenue and change from the prior period.

	For the Years Ended December 31,
	2022		2021		Change in Revenues
(Dollars in thousands)	Revenue	% of Total	Revenue	% of Total	$	%
Americas	$136,102	65%	$75,962	68%	$60,140	79%
EMEA (Europe, the Middle East and Africa)	55,140	26%	24,097	21%	31,043	129%
APAC (Asia‑Pacific)	17,781	9%	12,349	11%	5,432	44%
Total Revenue	$209,023	100%	$112,408	100%	$96,615	86%

Total revenue increased during the year ended December 31, 2022 compared to the year ended December 31, 2021, due to an increase in unit shipments in all regions across a more varied product mix and additional revenue in connection with acquisitions. Overall, there was an increased customer demand during the year ended December 31, 2022.

Cost of Sales

Total cost of sales during the years ended December 31, 2022 and 2021 was $194.0 million and $94.1 million, respectively, an increase of $99.9 million or 106%. The increase in total cost of sales was driven primarily by an increase in product cost of sales, which resulted from greater product sales, as well as $3.3 million of restructuring costs in connection with the Initiative described above. Cost of sales increased in 2022 along with the increase in revenue from acquired companies.

Gross Profit and Gross Margin

The following table presents gross profit by revenue stream, as well as change in gross profit dollars from the prior period.

	December 31,		Change in Gross
	2022	2021	Profit

(Dollars in thousands)	Gross Profit		$	%
Products	$11,296	$18,544	$(7,248)	39%
Services	3,775	(251)	4,026	1,604%
Total	$15,071	$18,293	$(3,222)	18%

Total gross profit during the years ended December 31, 2022 and 2021 was $15.1 million and $18.3 million, respectively. The decrease in gross profit of ($3.2) million is driven primarily by the decrease in products gross profit, which is due to an inventory write-off of $3.1 million related to the Initiative described above. Additionally, we incurred $1.5 million of additional facility costs to support new product launches. This was partially offset by an increase in services gross margin due to increased services revenues along with a reduction in fixed costs as a result of the Initiative described above.

The following table presents gross margin by revenue stream, as well as the change in gross margin from the prior period.

	December 31,		Margin
	2022	2021	Percentage

	Gross Margin		Points	%
Products	6%	17%	(0.11)	65%
Services	20%	(4)%	0.24	603%
Total	7%	16%	(0.09)	55%

Total gross margin for the years ended December 31, 2022 and 2021, was 7% and 16%, respectively. The decrease in total gross margin was primarily due to the decrease in gross margin from our products revenue, which resulted from a higher product cost for units shipped in 2022 as compared to 2021. The decrease in total gross margin was partially offset by an increase in services gross margin, driven by increased services revenues along with a reduction in fixed costs as a result of the Initiative described above.

Research and Development

Research and development expenses during the years ended December 31, 2022 and 2021 were $96.9 million and $68.1 million, respectively, an increase of $28.8 million, or 42%. Stock compensation costs increased $5.1 million due to headcount growth at the end of 2021. Payroll costs increased $9.4 million, of which $4.2 million was due to additional headcount added at the end of 2021 to support new product development and existing product improvements, and $5.2 million was related to acquired entities. Additionally, engineering consulting costs, which were lowered during the year ended December 31, 2021 due to the COVID-19 pandemic, increased by $2.0 million in support of new product development efforts. Finally, we incurred $8.5 million in costs associated with restructuring activities in connection with the Initiative described above, including $7.3 million of expense related to accelerated restricted stock units in connection with employee terminations.

Sales and Marketing

Sales and marketing expenses during the years ended December 31, 2022 and 2021 were $68.1 million and $48.0 million, respectively, an increase of $20.1 million, or 42%. The increase in sales and marketing expenses was primarily due to increased payroll costs, with $3.1 million in additional payroll due to headcount growth and higher commission expenses commensurate with the increase in sales and $7.6 million due to acquired entities. In addition, amortization of acquired intangible assets increased by $10.9 million and there was growth of $3.3 million in marketing program spend driven primarily by the commercialization of new products and related marketing efforts. Finally, we incurred $1.1 million in costs associated with restructuring activities in connection with the Initiative described above.

General and Administrative

General and administrative expenses during the years ended December 31, 2022 and 2021, were $83.1 million and $78.0 million, respectively, an increase of $5.1 million, or 7%. The increase in general and administrative expenses was primarily due to increased payroll costs in 2022 of $6.0 million, of which $4.6 million relates to acquired entities, as well as an increase in stock compensation expense of $5.8 million. In addition, facilities costs increased by $4.3 million, of which $2.7 million relates to additional facilities from acquired entities. Amortization of acquired intangible assets increased by $1.4 million. Finally, we incurred $1.0 million in costs associated with restructuring activities in connection with the Initiative described above. These increases to general and administrative expenses were partially offset by a decrease of $16.1 million in professional services costs which were incurred in 2021 as a result of merger and acquisition activity, but decreased in 2022 with no acquisition activity.

In-Process Research and Development Assets Acquired

We did not incur any costs related to in-process research and development assets acquired during the year ended December 31, 2022, compared to $25.6 million expense for in-process research and development assets acquired during the year ended December 31, 2021. The cost during the year ended December 31, 2021 was attributable to the Beacon Bio and Meta Additive acquisitions in 2021, in which the company paid $25.6 million in cash and share consideration, inclusive of transaction costs. As the acquired in-process research and development assets were deemed to have no current or alternative future use, the entire amount was recognized as expense in the consolidated statement of operations for the year ended December 31, 2021.

Goodwill Impairment

The goodwill impairment charge of $498.8 million during the year ended December 31, 2022, represents an impairment charge to write down the carrying amount of goodwill. There was no goodwill impairment charge recorded during the year ended December 31, 2021.

Change in Fair Value of Warrant Liability

There was no change in fair value of warrant liability during the year ended December 31, 2022, and a change in fair value of warrant liability of $56.6 million during the year ended December 31, 2021. The change in fair value is the result of the remeasurement of the Private Placement Warrant liability prior to the cashless exercise of the Private Placement Warrants. The warrant liability increased $56.6 million as a result of the remeasurement, which resulted in the $56.6 million loss. As of March 2, 2021, all Private Placement Warrants were exercised and there was no outstanding warrant liability.

Interest Expense

Interest expense during the years ended December 31, 2022 and 2021 was $1.7 million and $0.1 million, respectively, an increase of $1.6 million, or 1600%. Interest expense increased primarily due to $4.4 million of interest expense on the 2027 Notes, partially offset by $3.1 million of interest income on short-term investments.

Interest and Other (Expense) Income, Net

Interest and other (expense) income, net during the years ended December 31, 2022 and 2021 was ($8.3) million and ($11.8) million, respectively, a decrease of ($3.5) million, or 30%. The decrease is primarily due to a smaller unrealized loss of $6.3 million on the investment in equity security in 2022 compared to the unrealized loss of $12.6 million in 2021. This was partially offset by an unrealized loss on other investments of $1.6 million recorded in 2022.

Income Taxes

We recorded an income tax benefit of $1.5 million during the year ended December 31, 2022 compared to $29.7 million income tax benefit during the year ended December 31, 2021. The increase was due to the partial release of the valuation allowance related to the deferred tax liabilities acquired in various acquisitions in 2021.

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

Cost of Sales

Total cost of sales during the years ended December 31, 2021 and 2020 was $94.1 million and $31.5 million, respectively, an increase of $62.6 million or 199%. The increase in total cost of sales was driven primarily by an increase in product cost of sales, which resulted from greater product sales. The increase was partially offset by a decrease in obsolescence-related charges in 2021, compared to 2020. During 2020, we recognized a $2.9 million obsolescence inventory charge related to product redesigns implemented to reduce costs and enhance performance and functionality. Additionally, cost of sales increased in 2021 by $8.9 million due to amortization from intangible assets acquired and $2.2 million due to inventory step-up adjustments associated with acquisitions, both of which were recognized in cost of sales.

Gross Loss and Gross Margin

The following table presents gross profit (loss) by revenue stream, as well as change in gross loss dollars from the prior period.

	For the
	Years Ended
	December 31,		Change in Gross
	2021	2020	Profit (Loss)

(Dollars in thousands)	Gross Profit (Loss)		$	%
Products	$18,544	$(13,227)	$31,771	240%
Services	(251)	(1,822)	1,571	86%
Total	$18,293	$(15,049)	$33,342	222%

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

The following table presents gross margin by revenue stream, as well as the change in gross margin from the prior period.

	For the Years
	Ended		Change in Gross
	December 31,		Margin
	2021	2021	Percentage

(Dollars in thousands)	Gross Margin		Points	%
Products	17%	(96)%	1.14	118%
Services	(4)%	(66)%	0.62	94%
Total	16%	(91)%	1.08	118%

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

Non-GAAP Financial Information

In addition to our results determined in accordance with GAAP, we believe that Non-GAAP Gross Margin, Non-GAAP Operating Loss, Non-GAAP net loss, Non-GAAP Operating Expenses, EBITDA and Adjusted EBITDA, each non-GAAP financial measures, are useful in evaluating our operational performance. We use this non-GAAP financial information to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that this non-GAAP financial information, when taken collectively, may be helpful to investors in assessing our operating performance.

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

Acquisition-related and integration costs are direct costs related to potential and completed acquisitions, including transaction fees, due diligence costs, severance, professional fees, and integration activities. Other transactional charges include third-party costs related to structuring unusual transactions. The occurrence and amount of these costs will vary depending on the timing and size of acquisitions. We believe excluding acquisition-related costs facilitates the comparison of our financial results to our historical operating results and to other companies in our industry.

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

The items excluded from the non-GAAP financial measures often have a material impact on our financial results and such items often recur. Accordingly, the non-GAAP financial measures included in this Annual Report on Form 10-K should be considered in addition to, and not as a substitute for, the comparable measures prepared in accordance with GAAP. The following tables reconcile each of these non-GAAP financial measures to its most closely comparable GAAP measure in our financial statements for the years ended December 31, 2022 and 2021 and 2020, respectively:

	For the Year Ended
	December 31,
(Dollars in thousands)	2022	2021	2020
GAAP gross margin	$15,071	$18,293	$(15,049)
Stock-based compensation included in cost of sales(1)	2,257	1,018	290
Amortization of acquired intangible assets included in cost of sales	23,707	8,467	—
Restructuring expense in cost of sales	3,273	—	—
Acquisition-related and integration costs included in cost of sales	1,148	—	—
Inventory step-up adjustment in cost of sales	1,496	2,194	—
Non-GAAP gross margin	$46,952	$29,972	$(14,759)

GAAP operating loss	$(731,763)	$(201,455)	$(92,055)
Stock-based compensation(2),(3)	48,785	28,778	8,006
Amortization of acquired intangible assets	38,662	17,581	758
Restructuring expense	6,574	—	—
Inventory step-up adjustment in cost of sales	1,496	2,194	—
Acquisition-related and integration costs	6,766	23,788	1,101
In-process research and development assets acquired	—	25,581	—
Goodwill impairment	498,800	—	—
Non-GAAP operating loss	$(130,680)	$(103,533)	$(82,190)

GAAP net loss	$(740,343)	$(240,334)	$(34,015)
Stock-based compensation(2),(3)	48,785	28,778	8,006
Amortization of acquired intangible assets	38,662	17,581	758
Restructuring expense	6,957	—	—
Inventory step-up adjustment in cost of sales	1,496	2,194	—
Acquisition-related and integration costs	6,766	23,788	1,101
In-process research and development assets acquired	—	25,581	—
Goodwill impairment	498,800	—	—
Change in fair value of investments	8,164	12,475	—
Change in fair value of warrant liability	—	56,576	(56,417)
Warrant expense	—	—	1,915
Non-GAAP net loss	$(130,713)	$(73,361)	$(78,652)

(1) Includes $0.1 million of liability-award stock-based compensation associated with bonuses granted in dollar amounts and paid out in RSUs under our bonus plan (“liability-award stock-based compensation”) for the year ended December 31, 2022.

(2) Includes $7.3 million of stock-based compensation expense associated with the Initiative for the year ended December 31, 2022.

(3) Includes $1.0 million of liability-award stock-based compensation for the year ended December 31, 2022.

	For the Year Ended
	December 31,
(Dollars in thousands)	2022	2021	2020
GAAP operating expenses	$746,834	$219,748	$77,006
Stock-based compensation included in operating expenses(1),(2)	(46,528)	(27,760)	(7,716)
Amortization of acquired intangible assets included in operating expenses	(14,955)	(9,114)	(758)
Restructuring expense included in operating expenses	(3,301)	—	—
Acquisition-related and integration costs included in operating expenses	(5,618)	(23,788)	(1,101)
In-process research and development assets acquired	—	(25,581)	—
Goodwill impairment	(498,800)	—	—
Non-GAAP operating expenses	$177,632	$133,505	$67,431

(1) Includes $7.3 million of stock-based compensation expense associated with the Initiative for the year ended December 31, 2022.

(2) Includes $0.9 million of liability-award stock-based compensation for the year ended December 31, 2022.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA during the years ended December 31, 2022 and 2021 and 2020, respectively:

	For the Years Ended
	December 31,
(Dollars in thousands)	2022	2021	2020
Net loss attributable to common stockholders	$(740,343)	$(240,334)	$(34,015)
Interest (income) expense, net	1,743	(334)	(610)
Income tax expense (benefit)	(1,498)	(29,668)	(940)
Depreciation and amortization	50,767	24,854	8,589
In-process research and development assets acquired	—	25,581	—
EBITDA	(689,331)	(219,901)	(26,976)
Change in fair value of warrant liability	—	56,576	(56,417)
Change in fair value of investments	8,164	12,475	—
Inventory step-up adjustment	1,496	2,194	—
Stock-based compensation expense(1),(2)	48,785	28,778	8,006
Restructuring expense	6,957	—	—
Goodwill impairment	498,800	—	—
Acquisition-related and integration costs	6,766	23,788	—
Warrant expense	—	—	1,915
Adjusted EBITDA	$(118,363)	$(96,090)	$(73,472)

(1) Includes $7.3 million of stock-based compensation expense associated with the Initiative for the year ended December 31, 2022.

(2) Includes $1.0 million of liability-award stock-based compensation for the year ended December 31, 2022.

Liquidity and Capital Resources

We have incurred a net loss in each of our annual periods since our inception. We incurred net losses of $740.3 million and $240.3 million during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had $184.5 million in cash, cash equivalents, and short-term investments.

Since inception, we have received cumulative net proceeds from the Business Combination and the sale of our preferred and common stock for proceeds of $973.4 million and the sale of our 2027 Notes for proceeds of $111.4 million to fund our operations. As of December 31, 2022, our principal sources of liquidity were our cash, cash equivalents, and short-term investments of $184.5 million which are principally invested in money market funds and fixed income instruments.

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

Our material cash requirements have consisted of operating activities, research and development costs, purchase price for acquisitions, transaction costs and capital expenditures. We expect our cash expenditures to increase in connection with our ongoing activities, particularly as we continue to develop and launch new products. As of December 31, 2022, we had purchase commitments of $61.0 million, with the majority payable within 12 months. In addition, as of December 31, 2022, we had lease payment obligations of $23.6 million, with $5.7 million payable within 12 months.

Capital expenditures for the year ended December 31, 2022 totaled $11.5 million and consisted primarily of lab equipment and leasehold improvements. As of December 31, 2022, we had capital expenditure commitments of $0.1 million, all payable within 12 months. As of December 31, 2022, we had $76.3 million in cash and cash equivalents, and $108.2 million in short term liquid investments. This liquid asset balance significantly exceeds our current liabilities of $83.4 million as of the same date. Our future cash requirements will depend on many factors including our revenue, research and development efforts, investments in, or acquisitions of, complementary or enhancing technologies or businesses, the impacts of the COVID-19 pandemic, the timing and extent of additional capital expenditures to invest in existing and new facilities, the expansion of sales and marketing and the introduction of new products.

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

We have, and intend to continue to, enact cost savings measures to preserve capital. In June 2022, we announced a strategic integration and cost optimization initiative that includes a global workforce reduction, facilities consolidation, and other operational savings measures (the “Initiative”). We have commenced workforce reductions in the United States and other countries and are reviewing additional workforce changes, the timing of which will vary according to local regulatory requirements. On January 31, 2023, we committed to additional actions to continue and expand the Initiative. These additional actions include closing and consolidating select locations in the United States and Canada and reducing our workforce by an additional 15%., prioritizing investments and operations in line with near-term revenue generation, positioning us to achieve our long-term financial goals. We are currently evaluating other potential specific initiatives we may undertake to reduce our operating expenses and manage our cash flows. These initiatives could include disposing of certain of our assets, rationalizing our product portfolio, workforce adjustments based on changes to the business, manufacturing consolidation, improving our supply chain and logistics, improving our inventory management and consolidating certain of our facilities.

We expect to incur $19.6 million to $26.0 million of costs in the near term in connection with the Initiatives, including severance costs, lease termination costs and other costs to invest in operational improvements. These initiatives may not be successful, and they may not generate the cost savings we expect. Certain future events, such as a global recession, a material supply chain disruption or other events outside our control, may occur and could negatively impact our operating results and cash position and may require us to use our existing capital resources more quickly than we currently anticipate. These events may cause us to undertake additional cost savings measures or seek additional sources of financing.

Cash Flows

Since inception, we have primarily used proceeds from the Business Combination, issuances of preferred stock and debt instruments to fund our operations. The following table sets forth a summary of cash flows for the periods presented:

	For the Years Ended
	December 31,
(Dollars in thousands)	2022	2021	2020
Net cash used in operating activities	$(181,531)	$(155,048)	$(80,575)
Net cash provided by (used in) investing activities	81,567	(427,294)	(36,983)
Net cash provided by financing activities	113,786	166,550	534,922
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(167)	(87)	—
Net change in cash, cash equivalents, and restricted cash	$13,655	$(415,879)	$417,364

Cash Flows for the years ended December 31, 2022 and 2021

Operating Activities

Net cash used in operating activities was $181.5 million for the year ended December 31, 2022, primarily consisting of $740.3 million of net losses, adjusted for non-cash items, which primarily included goodwill impairment of $498.8 million, depreciation and amortization expense of $50.8 million and stock-based compensation expense of $48.0 million, as well as a $41.2 million increase in cash consumed by working capital.

Net cash used in operating activities was $80.6 million for the year ended December 31, 2021, primarily consisting of $240.3 million of net losses, adjusted for non-cash items, which primarily included loss on change in fair value of warrant liability of $56.6 million, depreciation and amortization expense of $24.9 million, stock-based compensation expense of $28.8 million, as well as $36.7 million increase in cash consumed by working capital.

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

Investing Activities

Net cash provided by investing activities was $81.6 million for the year ended December 31, 2022, primarily consisting of proceeds from sales and maturities of marketable securities of $248.2 million, partially offset by purchases of marketable securities of $158.4 million. We also purchased $11.5 million of property and equipment, and received proceeds from other investments of $3.2 million.

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

Financing Activities

Net cash provided by financing activities was $113.8 million for the year ended December 31, 2022, consisting primarily of $115.0 million of proceeds from the issuance of the 2027 Notes, partially offset by $3.6 million of convertible note costs incurred in connection with the issuance of the 2027 Notes. We also received $3.2 million in proceeds from the exercise of stock options.

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

Off-Balance Sheet Arrangements

In the normal course of operations, ExOne’s German subsidiary, ExOne GmbH, issues short-term financial guarantees and letters of credit to third parties in connection with certain commercial transactions requiring security through a credit facility with a German bank. At December 31, 2022, total outstanding financial guarantees and letters of credit issued were $3.9 million. For further discussion related to financial guarantees and letters of credit, refer to Note 17 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

Goodwill Impairment

We review our goodwill for impairment as of October 1 every year, or whenever adverse events or changes in circumstances indicate a possible impairment. If it is determined that it is more likely than not that the fair value is greater than the carrying value of a reporting unit then a qualitative assessment may be used for the annual impairment test. Otherwise, a one-step process is used, which requires estimating the fair value the reporting unit compared to the carrying value. If the carrying value exceeds the estimated fair value, goodwill impairment will be the amount by which the reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. We have one reporting unit, therefore the assessment for goodwill impairment is performed at the enterprise level.

The determination of the fair value of the reporting unit and corresponding goodwill require us to make significant judgments and estimates and are subject to a considerable degree of uncertainty. We believe that the assumptions and estimates in our review of goodwill for impairment are reasonable. However, different assumptions could materially affect our conclusions on this matter.

We determine the fair value of our reporting unit using a combination of the income and market approaches. The results from each of these approaches are weighted appropriately taking into account the relevance and availability of data at the time we perform the valuation.

Under the income approach, the fair value is determined using a discounted cash flow model, which requires the use of various assumptions in developing the present values of projected cash flows, the following of which are significant to our analysis:

Projected future cash flows: The expected future cash flows and growth rates are based upon assumptions of our future revenue growth and operating costs.

Discount rate: Our reporting unit’s future cash flows are discounted at a rate that is consistent with our average weighted cost of capital that is likely to be used by market participants. The weighted-average cost of capital is our estimate of the overall returns required by both debt and equity investors, weighted by their respective contributions of capital. We use discount rates that are commensurate with the risks and uncertainty inherent in our business and in our internally-developed forecasts.

Terminal growth rate: The long-term growth rate represents the rate at which our single reporting unit’s earnings are expected to grow or losses are expected to decrease. Our assumed long-term growth rate was based on projected long-term inflation and gross domestic product growth estimates for the countries in which we operate and a long-term growth estimate for our business and the industry in which we operate. The long-term growth rate selected was 3.0%.

Under the market approach, the fair value is determined using a combination of the guideline public company and the guideline merger and acquisition transaction methods, which require the use of various assumptions, the following of which are significant to our analysis:

Comparable public companies: The selection of comparable businesses requires judgment and is based on the markets in which we operate giving consideration to, amongst other things, risk profiles, size and geography.

Comparable transactions: The selection of comparable transactions requires judgment is based on a review of targets that operated in comparable industries or markets facing similar risks.

Control premium: The control premium is based on premiums on recent merger and acquisition activity within our industry, refined for comparability.

Due to sustained declines in our stock price and the stock prices of comparable companies, we performed interim quantitative assessments as of June 30, 2022 and December 31, 2022, utilizing a combination of the income and market approaches. The results of the quantitative analysis performed indicated that the carrying value of the reporting unit exceeded the fair value. As such, $498.8 million of goodwill impairment charges was recorded during the year ended December 31, 2022.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and short-term investment portfolio. Our investment strategy is focused on preserving capital and supporting our liquidity requirements, while earning a reasonable market return. We invest in a variety of U.S. government securities, corporate debt securities, asset-backed securities, and commercial paper. The market value of our marketable securities may decline if current market interest rates rise. As of December 31, 2022, the fair value of our cash, cash equivalents, and short-term investments was $184.5 million. A 10% change in interest rates would have an immaterial impact on the fair value of our investment portfolio. Our marketable securities are recorded at fair value, and gains and losses from these securities are recognized within other comprehensive income as they occur.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of December 31, 2022. As described below, we identified material weaknesses in our internal control over financial reporting. As a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act is recorded, processed, summarized and reported as and when required.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on the assessment, we have concluded that we have material weaknesses in each of the following areas:

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

Deloitte & Touche LLP, our independent registered public accounting firm that audited the consolidated financial statements, has issued an audit report on our internal control over financial reporting as of December 31, 2022, which is included in Item 8 of this Annual Report on Form 10-K.

Remediation of Material Weakness in Internal Control Over Financial Reporting

Management has been actively engaged in remediation efforts to address the material weaknesses throughout 2021 and 2022 and these efforts will continue into fiscal year 2023. We made enhancements to our control environment by improving guidance, communication of expectations and importance of internal controls. In addition, we made improvements to the level of detail in our risk assessment and clarity of the linkage between risks and internal controls. We will continue to improve upon our risk assessment procedures and the timeliness of those procedures in 2023. We have made progress towards addressing the weaknesses in information and communication beginning the process to better identify, document, and assess systems and information used when performing internal controls and will continue this effort in 2023. We implemented enhanced monitoring procedures to allow for more effective monitoring of compliance with established accounting policies, procedures and controls. The remediation efforts also include:

•	hiring additional qualified accounting, finance and legal personnel, to provide additional capacity and expertise to enhance our accounting and reporting review procedures;
•	adding supervisory reviews performed by our financial management team and enhancing the level of precision that would sufficiently detect material misstatements;
•	engaging consultants to provide additional technical accounting expertise;
•	integrating financial and other systems across subsidiaries and departments to centralize reporting;
•

implementing a new ERP system in a phased rollout to reduce resource constraints, automate certain processes that are currently being performed manually, and facilitate segregation of duties to ensure roles and responsibilities are appropriately segregated;

•

engaging third-party specialists to assist with testing and validating the operating effectiveness of certain controls over financial reporting to gain assurance that such controls are present and operating as designed, as well as to help review and update existing documentation of our internal controls for compliance with the Sarbanes-Oxley Act of 2002, including commencing design and documentation of controls over financial reporting at subsidiaries that enhance our ability to manage our business as it has evolved; and

•	reporting on progress of internal control remediation efforts to the audit committee regularly during 2022.

The controls that were designed and implemented in 2022 were not in all cases in place for a sufficient period of time to demonstrate operating effectiveness as of December 31, 2022. While we believe progress was made in 2022 to enhance and strengthen our internal control over financial reporting, management has concluded that the material weaknesses were not remediated as of December 31, 2022.

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

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2022, we implemented certain internal controls in connection with our remediation efforts described above. Except as noted in the preceding paragraphs, there were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022, and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022, and is incorporated herein by reference.

Item 14. Principal Accountant’s Fees and Services

The information required by this item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022, and is incorporated herein by reference.

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

Item 16. Form 10-K Summary

None

EXHIBIT INDEX

		Incorporated by Reference
Exhibit		Form	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of August 26, 2020, by and among the Company, Sparrow Merger Sub, Inc. and Legacy Desktop Metal	10-K	2.1	3/15/2021
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of September 11, 2020, by and among the Company, Sparrow Merger Sub, Inc. and Legacy Desktop Metal	10-K	2.2	3/15/2021
2.3	Purchase Agreement and Plan of Merger, dated as of January 15, 2021, by and among the Company, EnvisionTEC Merger Sub, Inc., EnvisionTEC US LLC, EnvisionTEC, Inc., Gulf Filtration Systems, Inc., 3dbotics, Inc. and Ali El Siblani	8-K	2.1	1/15/2021
2.4	Agreement and Plan of Merger, dated as of August 11, 202, by and among Desktop Metal, Inc., Texas Merger Sub I, Inc., Texas Merger Sub II, Inc., and The ExOne Company	8-K	2.1	8/12/2021
3.1	Second Amended and Restated Certificate of Incorporation	8-K	3.2	12/14/2020
3.2	Amended and Restated By-laws of the Registrant	8-K	3.3	12/14/2020
4.1	Specimen Class A Common Stock Certificate	S-1	4.2	3/8/2019
4.2	Description of Capital Stock of Desktop Metal, Inc.			*
4.3	Indenture, dated as of May 13, 2022, between Desktop Metal, Inc. and U.S. Bank Trust Company, National Association, as trustee	8-K	4.1	5/13/2022
4.4	Form of note representing the 6.0% Convertible Senior Notes due 2027 (included as Exhibit A to Exhibit 4.3)	8-K	4.2	5/13/2022
10.1	Stockholders Agreement, dated as of August 26, 2020, by and between the Company and Trine Sponsor IH, LLC	S-4	10.10	9/15/2020
10.2	Form of Director and Officer Indemnification Agreement	S-4	10.13	9/15/2020
10.3**	Non-Employee Director Compensation Program	S-1	10.13	12/23/2020
10.4**	2015 Stock Incentive Plan	S-4	10.14	10/15/2020
10.5**	Form of Incentive Stock Option Agreement under the 2015 Stock Incentive Plan	S-4	10.15	10/15/2020
10.6**	Form of RSU Agreement under the 2015 Stock Incentive Plan	S-4	10.17	10/15/2020
10.7**	2020 Incentive Award Plan	10-K	10.11	3/15/2021
10.8**	Form of Stock Option Agreement under the 2020 Incentive Award Plan	S-4	10.20	9/15/2020
10.9**	Form of RSU Agreement under the 2020 Incentive Award Plan	S-4	10.21	9/15/2020
10.10**	Form of Restricted Stock Agreement under the 2020 Incentive Award Plan	S-4	10.22	9/15/2020
10.11**	Form of Performance RSU Agreement under the 2020 Incentive Award Plan			*
10.12**	Restricted Stock Agreement, dated as of September 18, 2015 by and between Desktop Metal and Ric Fulop	S-4	10.18	10/15/2020
10.13**	Separation Agreement, dated as of April 30, 2022, by and between Desktop Metal and Ilya Mirman	10-Q	10.2	5/10/2022
10.14**	Separation Agreement, dated as of July 11, 2022, by and between Desktop Metal and James Haley	8-K	10.1	7/12/2022
10.15**†	Separation Agreement, dated as of August 22, 2022, by and between Desktop Metal and Michael Jafar	10-Q	10.1	11/9/2022
10.16**	Offer Letter, dated as of October 21, 2022, by and between Desktop Metal and Jason Cole	8-K	10.1	10/26/2022
10.17**	Separation Agreement, dated as of November 6, 2022, by and between Desktop Metal and Arjun Aggarwal	10-Q	10.3	11/9/2022

10.18	Northwest Park Office Lease, dated as of September 28, 2021, by and between NWP Building 24 LLC and Desktop Metal	10-K	10.19	3/15/22
10.19†	BGO 500 Lease, dated as of October 7, 2021, by and between BGO 500 Research Owner LLC and Desktop Metal	10-K	10.20	3/15/22
10.20	Lease Agreement for Commercial Premises, dated December 10, 2019, between ExOne GmbH and Solidas Immobilien and Grundbesitz GmbH	10-Q	10.3	5/10/2022
10.21	Addendum No. 1 to Lease Agreement for commercial Premises, dated December 10, 2019, between ExOne GmbH and Solidas Immobilien and Grundbesitz GmbH	10-Q	10.4	5/10/2022
10.22**	Form of Restrictive Covenant Agreement			*
21.1	Subsidiaries of the Company			*
23.1	Consent of Deloitte & Touche LLP			*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)			*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)			*
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350			*
101.INS	Inline XBRL Instance Document			*
101.SCH	Inline XBRL Taxonomy Extension Schema Document			*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document			*
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document			*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document			*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)			*
*	Filed with this Annual Report on Form 10-K.
**	Management contract or compensatory plan or arrangement.
†	Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2023.

DESKTOP METAL, INC.

By:	/s/ Ric Fulop
Ric Fulop
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date

/s/ Ric Fulop	Chief Executive Officer	March 1, 2023
Ric Fulop	(Principal Executive Officer)

/s/ Jason Cole	Chief Financial Officer	March 1, 2023
Jason Cole	(Principal Financial Officer and Principal Accounting Officer)

/s/ Scott Dussault	Director	March 1, 2023
Scott Dussault

/s/ James Eisenstein	Director	March 1, 2023
James Eisenstein

/s/ Dayna Grayson	Director	March 1, 2023
Dayna Grayson

/s/ Wen Hsieh	Director	March 1, 2023
Wen Hsieh

/s/ Jeff Immelt	Director	March 1, 2023
Jeff Immelt

/s/ Stephen Nigro	Director	March 1, 2023
Stephen Nigro

/s/ Steve Papa	Director	March 1, 2023
Steve Papa

/s/ Bilal Zuberi	Director	March 1, 2023
Bilal Zuberi

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Desktop Metal, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Desktop Metal, Inc., and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2023, expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses identified.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill - Impairment Assessment - Refer to Note 11 to the financial statements

Critical Audit Matter Description

The Company identified triggering events during the year ended December 31, 2022 requiring an evaluation of goodwill for impairment. The Company's evaluation of goodwill for impairment involves the comparison of the fair value of the Company's sole reporting unit to its carrying value. The Company used the discounted cash flow method under the income approach, as well as the guideline public company method and guideline transaction company method under the market approach to estimate fair value. These two approaches require management to make significant estimates and assumptions related to forecasts of future revenues, earnings before interest, taxes, depreciation, and amortization ("EBITDA") margins, discount rate, terminal growth rate, and the selection of guideline peer companies as well as guideline transactions. Changes in these assumptions could have a significant impact on the fair value of the reporting unit and the amount of any goodwill impairment recognized. Furthermore, the Company used professional judgment to arrive at a control premium based on guideline transactions. This control premium was then applied to the minority value indicated under the guideline public company method. As a result of this evaluation, the reporting unit's carrying value exceeded its fair value and, therefore, an impairment charge of $498.8 million was recognized on the consolidated statement of operations for the twelve months ended December 31, 2022. The carrying value of goodwill was $113.0 million as of December 31, 2022 after recognition of the impairment charge and the impacts of foreign currency.

Given the significant judgments made by management to estimate the fair value of the single reporting unit and the sensitivity of operations to changes in demand and other market factors, performing audit procedures to evaluate the reasonableness of management's estimates and assumptions related to forecasts of future revenues and EBITDA margins, estimation of the discount rate, and selection of the terminal growth rate, control premium and guideline peer companies and guideline transactions for the Company required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future revenues and EBITDA margins, estimation of discount rate, and selection of the terminal growth rate, control premium and guideline peer companies and guideline transactions for the reporting unit subject to the fair value analysis included the following, among others:

●	Evaluated the design and implementation of management’s determination of the fair value of the company, including controls related to management’s forecasts of future revenues and EBITDA margins, estimation of discount rate, and selection of the terminal growth rate, control premium, guideline peer companies and guideline transactions.
●	Evaluated the reasonableness of management's forecasts including revenue and EBITDA margin assumptions by comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, (3) information included in analyst and industry reports, and (4) relevant data for peer group companies.
●	With the assistance of our fair value specialists:
o	We evaluated the discount rate and terminal growth rate, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the assumptions selected by management.
o	We evaluated the control premium utilized in the guideline company market approach, including testing the underlying source information and mathematical accuracy of the calculations, and comparing the control premium selected by management to the range observed for the guideline transactions.
o	We evaluated the selection of guideline companies and guideline transactions utilized in the market approach, as well as the selected multiples.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 1, 2023

We have served as the Company's auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Desktop Metal, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Desktop Metal, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 1, 2023, expressed an unqualified opinion on those financial statements.

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

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2022, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 1, 2023

DESKTOP METAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$76,291	$65,017
Current portion of restricted cash	4,510	2,129
Short‑term investments	108,243	204,569
Accounts receivable	38,481	46,687
Inventory	91,736	65,399
Prepaid expenses and other current assets	17,155	18,208
Total current assets	336,416	402,009
Restricted cash, net of current portion	1,112	1,112
Property and equipment, net	56,271	58,710
Goodwill	112,955	639,301
Intangible assets, net	219,830	261,984
Other noncurrent assets	27,763	25,480
Total Assets	$754,347	$1,388,596
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,105	$31,558
Customer deposits	11,526	14,137
Current portion of lease liability	5,730	5,527
Accrued expenses and other current liabilities	26,723	33,829
Current portion of deferred revenue	13,719	18,189
Current portion of long‑term debt, net of deferred financing costs	584	825
Total current liabilities	83,387	104,065
Long-term debt, net of current portion	311	548
Convertible notes	111,834	—
Contingent consideration, net of current portion	—	4,183
Lease liability, net of current portion	17,860	13,077
Deferred revenue, net of current portion	3,664	4,508
Deferred tax liability	8,430	10,695
Other noncurrent liabilities	1,359	3,170
Total liabilities	226,845	140,246
Commitments and Contingencies (Note 17)
Stockholders’ Equity
Preferred Stock, $0.0001 par value—authorized, 50,000,000 shares; no shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	—	—
Common Stock, $0.0001 par value—500,000,000 shares authorized; 318,235,106 and 311,737,858 shares issued at December 31, 2022 and December 31, 2021, respectively, 318,133,434 and 311,473,950 shares outstanding at December 31, 2022 and December 31, 2021, respectively	32	31
Additional paid‑in capital	1,874,792	1,823,344
Accumulated deficit	(1,308,954)	(568,611)
Accumulated other comprehensive loss	(38,368)	(6,414)
Total Stockholders’ Equity	527,502	1,248,350
Total Liabilities and Stockholders’ Equity	$754,347	$1,388,596

See notes to consolidated financial statements.

DESKTOP METAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2022	2021	2020
Revenues
Products	$190,248	$105,994	$13,718
Services	18,775	6,414	2,752
Total revenues	209,023	112,408	16,470
Cost of sales
Products	178,952	87,450	26,945
Services	15,000	6,665	4,574
Total cost of sales	193,952	94,115	31,519
Gross profit (loss)	15,071	18,293	(15,049)
Operating expenses
Research and development	96,878	68,131	43,136
Sales and marketing	68,091	47,995	13,136
General and administrative	83,065	78,041	20,734
In-process research and development assets acquired	—	25,581	—
Goodwill impairment	498,800	—	—
Total operating expenses	746,834	219,748	77,006
Loss from operations	(731,763)	(201,455)	(92,055)
Change in fair value of warrant liability	—	(56,576)	56,417
Interest expense	(1,743)	(149)	(328)
Interest and other (expense) income, net	(8,335)	(11,822)	1,011
Loss before income taxes	(741,841)	(270,002)	(34,955)
Income tax benefit	1,498	29,668	940
Net loss	$(740,343)	$(240,334)	$(34,015)
Net loss per share—basic and diluted	$(2.35)	$(0.92)	$(0.22)
Weighted average shares outstanding, basic and diluted	314,817	260,770	157,906

See notes to consolidated financial statements.

DESKTOP METAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended December 31,
	2022	2021	2020
Net loss	$(740,343)	$(240,334)	$(34,015)
Other comprehensive (loss) income, net of taxes:
Unrealized gain (loss) on available-for-sale marketable securities, net	(290)	(40)	(84)
Foreign currency translation adjustment	(31,664)	(6,365)	—
Total comprehensive (loss) income, net of taxes of $0	$(772,297)	$(246,739)	$(34,099)

See notes to consolidated financial statements.

DESKTOP METAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

							Accumulated
							Other
					Additional		Comprehensive	Total
	Legacy Convertible Preferred Stock		Common Stock		Paid‑in	Accumulated	(Loss)	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

BALANCE—January 1, 2020	100,038,109	$436,553	26,813,113	$3	$16,722	$(294,262)	$75	$(277,462)
Retroactive application of recapitalization (Note 1)	(100,038,109)	(436,553)	128,100,821	13	436,520	—	—	436,533
Adjusted balance, beginning of period	—	—	154,913,934	16	453,242	(294,262)	75	159,071
Exercise of Common Stock options	—	—	521,925	—	325	—	—	325
Vesting of restricted Common Stock	—	—	5,307,357	1	6	—	—	7
Issuance of Common Stock in connection with acquisitions	—	—	61,060	—	500	—	—	500
Repurchase of shares for employee tax withholdings	—	—	(9,308)	—	(101)	—	—	(101)
Stock‑based compensation expense	—	—	—	—	8,006	—	—	8,006
Common Stock warrants issued and exercised	—	—	692,366	—	1,915	—	—	1,915
Reverse recapitalization, net of transaction costs	—	—	63,139,263	6	380,295	—	—	380,301
Net loss	—	—	—	—	—	(34,015)	—	(34,015)
Other comprehensive income	—	—	—	—	—	—	(84)	(84)
BALANCE—December 31, 2020	—	$—	224,626,597	$23	$844,188	$(328,277)	$(9)	$515,925
Exercise of Common Stock options	—	—	5,732,247	1	6,425	—	—	6,426
Vesting of restricted Common Stock	—	—	491,293	—	—	—	—	—
Repurchase of shares for employee tax withholdings - RSA	—	—	(109,150)	—	(958)	—	—	(958)
Vesting of restricted share units	—	—	650,777	—	—	—	—	—
Repurchase of shares for employee tax withholdings - RSU	—	—	(61,498)	—	(541)	—	—	(541)
Issuance of Common Stock in connection with acquisitions	—	—	57,267,401	5	620,585	—	—	620,590
Issuance of Common Stock in connection with acquired in-process research and development	—	—	334,370	—	4,300	—	—	4,300
Stock‑based compensation expense	—	—	—	—	28,778	—	—	28,778
Vesting of Trine Founder Shares	—	—	1,850,938	—	—	—	—	—
Common Stock issued in connection with warrants exercised	—	—	20,690,975	2	320,567	—	—	320,569
Net loss	—	—	—	—	—	(240,334)	—	(240,334)
Other comprehensive loss	—	—	—	—	—	—	(6,405)	(6,405)
BALANCE—December 31, 2021	—	$—	311,473,950	$31	$1,823,344	$(568,611)	$(6,414)	$1,248,350
Exercise of Common Stock options	—	—	2,310,931	—	3,190	—	—	3,190
Vesting of restricted Common Stock	—	—	157,131	—	—	—	—	—
Vesting of restricted share units	—	—	4,153,939	1	—	—	—	1
Repurchase of shares for employee tax withholdings - RSU	—	—	(74,719)	—	(243)	—	—	(243)
Issuance of common stock related to settlement of contingent consideration			112,202	—	500	—	—	500
Stock‑based compensation expense	—	—	—	—	48,001	—	—	48,001
Net loss	—	—	—	—	—	(740,343)	—	(740,343)
Other comprehensive loss	—	—	—	—	—	—	(31,954)	(31,954)
BALANCE—December 31, 2022	—	$—	318,133,434	$32	$1,874,792	$(1,308,954)	$(38,368)	$527,502

See notes to consolidated financial statements.

DESKTOP METAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(740,343)	$(240,334)	$(34,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	50,767	24,854	8,589
Stock‑based compensation	48,001	28,778	8,006
Goodwill impairment	498,800	—	—
Change in fair value of warrant liability	—	56,576	(56,417)
Change in fair value of subscription agreement	—	2,920	—
Expense related to Common Stock warrants issued	—	—	1,915
Amortization (accretion) of discount on investments	(888)	3,021	75
Amortization of debt financing cost	—	9	19
Amortization of deferred costs on convertible notes	453	—	—
Provision for bad debt	975	447	377
Provision for slow-moving, obsolete, and lower of cost or net realizable value inventories, net	(45)	—	—
Acquired in-process research and development	—	25,581	—
Loss on disposal of property and equipment	224	74	18
Foreign exchange (gains) losses on intercompany transactions, net	259	182	—
Net increase (decrease) in accrued interest related to marketable securities	847	(819)	(3)
Net unrealized (gain) loss on equity investment	6,332	9,660	—
Net unrealized (gain) loss on other investments	1,595	(130)	—
Deferred tax benefit	(1,498)	(29,668)	(940)
Change in fair value of contingent consideration	(1,567)	(429)	—
Foreign currency transaction (gain) loss	44	7	—
Changes in operating assets and liabilities:
Accounts receivable	6,737	(18,299)	(2,370)
Inventory	(28,183)	(16,962)	(1,303)
Prepaid expenses and other current assets	1,787	(8,937)	901
Other assets	2,505	(3)	—
Accounts payable	(6,595)	12,797	(2,637)
Accrued expenses and other current liabilities	(10,613)	(8,761)	(2,391)
Customer deposits	(2,037)	(2,569)	(845)
Current portion of deferred revenue	(4,749)	5,989	774
Change in right of use assets and lease liabilities, net	(4,298)	(641)	(328)
Other liabilities	(41)	1,609	—
Net cash used in operating activities	(181,531)	(155,048)	(80,575)
Cash flows from investing activities:
Purchases of property and equipment	(11,517)	(7,683)	(1,429)
Purchase of other investments	—	(3,620)	(3,000)
Proceeds from other investments	3,155	—	—
Purchase of equity investment	—	(20,000)	—
Proceeds from sale of property and equipment	6	44	—
Proceeds from policy buyout	—	333	—
Purchase of marketable securities	(158,404)	(330,873)	(136,286)
Proceeds from sales and maturities of marketable securities	248,150	243,349	109,016
Proceeds from capital grant	200	—	—
Cash paid to acquire in-process research and development	—	(21,220)	—
Cash paid for acquisitions, net of cash acquired	(23)	(287,624)	(5,284)
Net cash provided by (used in) investing activities	81,567	(427,294)	(36,983)
Cash flows from financing activities:
Proceeds from reverse recapitalization, net of issuance costs	—	—	534,597
Proceeds from the exercise of stock options	3,190	6,426	325
Proceeds from the exercise of stock warrants	—	170,665	—
Payment of taxes related to net share settlement upon vesting of restricted stock units	(243)	(541)	—
Repayment of loans	(542)	—	—
Proceeds from issuance of convertible notes	115,000	—	—
Costs incurred in connection with the issuance of convertible notes	(3,619)	—	—
Proceeds from PPP loan	—	—	5,379
Repayment of PPP loan	—	—	(5,379)

Repayment of term loan	—	(10,000)	—
Net cash provided by financing activities	113,786	166,550	534,922
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(167)	(87)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	13,655	(415,879)	417,364
Cash, cash equivalents, and restricted cash at beginning of period	68,258	484,137	66,773
Cash, cash equivalents, and restricted cash at end of period	$81,913	$68,258	$484,137

Supplemental disclosures of cash flow information

Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total shown in the condensed consolidated statements of cash flows:

Cash and cash equivalents	$76,291	$65,017	$483,525
Restricted cash included in other current assets	4,510	2,129	—
Restricted cash included in other noncurrent assets	1,112	1,112	612
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$81,913	$68,258	$484,137

Supplemental cash flow information:
Interest paid	$3,488	$148	$322
Taxes paid	$—	$150	$—

Non‑cash investing and financing activities:
Net liabilities assumed from Trine Business Combination	$—	$—	$152,395
Accrued reverse recapitalization transaction costs	$—	$—	$1,901
Net unrealized (gain) loss on investments	$290	$40	$—
Exercise of private placement warrants	$—	$149,904	$—
Common Stock issued for acquisitions	$—	$620,590	$500
Common Stock issued for acquisition of in-process research and development	$—	$4,300	$—
Common Stock issued for settlement of contingent consideration	$500	$—	$—
Accrued purchase price related to acquisitions	$—	$1,800	$200
Additions to right of use assets and lease liabilities	$10,812	$5,582	$—
Purchase of property and equipment included in accounts payable	$516	$90	$—
Purchase of property and equipment included in accrued expense	$—	$38	$—
Transfers from property and equipment to inventory	$4,993	$1,068	$—
Transfers from inventory to property and equipment	$4,513	$1,435	$—
Accrued contingent consideration in connection with acquisitions	$—	$6,083	$—
Taxes related to net share settlement upon vesting of restricted stock awards in accrued expense	$—	$958	$—
Tax liabilities related to withholdings on Common Stock issued in connection with acquisitions	$—	$—	$102
Deferred contract costs	$1,341	$—	$—
Equipment financing	$175	$—	$—

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

Risks and Uncertainties

The Company is subject to a number of risks similar to those of other companies of similar size in its industry, including, but not limited to, the need for successful development of products, the need for additional funding, competition from substitute products and services from larger companies, protection of proprietary technology, patent litigation, dependence on key individuals, and risks associated with changes in information technology. The Company has financed its operations to date primarily with proceeds from the sale of preferred stock and the Business Combination. The Company’s long-term success is dependent upon its ability to successfully

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

market its products and services; generate revenue; maintain or reduce its operating costs and expenses; meet its obligations; obtain additional capital when needed; and, ultimately, achieve profitable operations. Management believes that existing cash and investments as of December 31, 2022 will be sufficient to fund operating and capital expenditure requirements through at least twelve months from the date of issuance of these consolidated financial statements.

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

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a disease caused by a novel strain of the coronavirus (“COVID-19”) to be a pandemic. As of December 31, 2022, the impact of the COVID-19 pandemic continues to unfold and there has been uncertainty and disruption in the global economy and financial markets. The Company has considered the COVID-19 pandemic related impacts on its estimates, as appropriate, within its consolidated financial statements and there may be changes to those estimates in future periods.

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

Transactions in foreign currencies are recorded at the approximate rate of exchange at the transaction date. Assets and liabilities resulting from these transactions are translated at the rate of exchange in effect at the balance sheet date. All such differences are recorded in interest and other (expense) income, net in the consolidated statements of operations.

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

Short-Term Investments

The Company invests its excess cash in fixed income instruments denominated and payable in U.S. dollars including U.S. treasury securities, commercial paper, corporate bonds, government bonds, and asset-backed securities in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital. Short-term investments represent holdings of available-for-sale marketable securities in accordance with the Company’s investment policy and cash management strategy. Investments in marketable securities are recorded at fair value, with any unrealized gains and losses reported within accumulated other comprehensive income as a separate component of stockholders’ equity until realized or until a determination is made that an other-than-temporary decline in market value has occurred. When such reductions occur, the cost of the investment is adjusted to fair value through recording a loss on investments in the consolidated statements of operations. All investments in marketable securities mature within one year.

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

The denominator for diluted earnings per share is a computation of the weighted-average number of ordinary shares and the potential dilutive ordinary shares outstanding during the period. Potential dilutive shares outstanding include the dilutive effect of in-the-money options, unvested Restricted Stock Awards (“RSAs”), and unvested Restricted Stock Units (“RSUs”) using the treasury stock method. In periods in which the Company reports a net loss, diluted net loss per share is the same as basic net loss per share because dilutive shares are not assumed to have been issued if their effect is anti-dilutive.

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Grants

The Company recognizes grants or subsidies from governments and other organizations when there is reasonable assurance that the Company will comply with any conditions attached to the grant arrangement and the grant will be received. The Company evaluates the conditions of the grant as of each reporting period to ensure that the Company has reached reasonable assurance of meeting the conditions of each grant arrangement and that it is expected that the grant will be received as a result of meeting the necessary conditions. Grants are recognized in the consolidated statements of operations on a systematic basis over the periods in which the Company recognized the related costs for which the grant is intended to compensate. Specifically, when government grants are related to reimbursements for operating expenses, the grants are recognized as a reduction of the related expense in the consolidated statements of operations. During the years ended December 31, 2022 and 2021, the Company recognized $0.4 million and $1.0 million, respectively, related to grants in the research and development line within the consolidated statements of operations. During the year ended December 31, 2020, the Company did not recognize any research and development grants.

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

Concentrations of Credit Risk and Off-Balance-Sheet Risk

In the normal course of operations, ExOne GmbH issues short-term financial guarantees and letters of credit to third parties in connection with certain commercial transactions requiring security through a credit facility with a German bank. At December 31, 2022, total outstanding financial guarantees and letters of credit issued were $3.9 million.

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

As of December 31, 2022, 2021, and 2020, no single customer accounted for more than 10% of revenue. As of December 31, 2022, no single customer accounted for more than 10% of total accounts receivable. As of December 31, 2021, one customer accounted for 24% of total accounts receivable.

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

Depreciation is expensed using the straight-line method over the estimated useful lives of the assets as follows:

Asset Classification	Useful Life
Equipment	2	-	20 years
Buildings	6	-	50 years
Automobiles	2	-	7 years
Furniture and fixtures	2	-	10 years
Computer equipment	2	-	7 years
Tooling			3 years
Software	2	-	5 years
Leasehold improvements	Shorter of asset’s useful life or remaining life of the lease

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

Goodwill

Goodwill represents the future economic benefits arising from other assets acquired in a business combination that is not individually identified and separately recorded. The excess of the purchase price over the estimated fair value of net assets of businesses acquired in a business combination is recognized as goodwill. Goodwill is not amortized but is tested for impairment at least annually (as of the first day of the fourth quarter) or as circumstances indicate the value may no longer be recoverable. To assess if goodwill is impaired, the Company performs a qualitative assessment to determine whether further impairment testing is necessary. The Company then compares the carrying amount of the single reporting unit to the fair value of the reporting unit. An excess carrying value over fair value would indicate that goodwill may be impaired. Due to sustained declines in the Company’s stock price and the stock prices of comparable companies, we performed interim quantitative assessments as of June 30, 2022 and December 31, 2022, utilizing a combination of the income and market approaches. The results of the quantitative analysis performed indicated that the carrying value of the reporting unit exceeded the fair value. As such, $498.8 million of goodwill impairment charges was recorded during the year ended December 31, 2022.

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

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Impairment of Long-Lived Assets

The Company evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. The Company does not believe that any events have occurred through December 31, 2022, that would indicate its long-lived assets are impaired.

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

Capitalized Software

Costs incurred internally in researching and developing a software product to be sold to customers are charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, costs incurred during the application development phase are capitalized only when the Company believes it is probable the development will result in new or additional functionality, and such software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. The Company has determined that technological feasibility for software products is reached after all high-risk development issues have been resolved through coding and testing. Generally, this occurs shortly before the products are released, such that there are no material costs to capitalize. The Company capitalizes certain costs related to the development of software within Intangible assets in the consolidated balance sheets and amortizes the costs on a straight-line basis over the estimated useful life of the asset, which is typically 3 years.

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also capitalizes certain costs related to the implementation of cloud computing software within prepaid and other current assets and other noncurrent assets in the consolidated balance sheets. The types of costs capitalized during the application development phase include employee compensation, as well as consulting fees for third-party developers working on these projects. If a renewal option is included in the contract, the Company estimates the contractual term based on the renewal period. The capitalized costs are amortized on a straight-line basis over the estimated useful life of the asset, including any estimated renewal period.

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

For awards with service conditions only, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period. For awards with service and performance-based conditions, the Company recognizes stock-based compensation expense using the graded vesting method over the requisite service period. Estimates of stock-based compensation expense for an award with performance conditions are based on the probable outcome of the performance conditions and the cumulative effect of any changes in the probability outcomes are recorded in the period in which the changes occur. For awards with service and market-based conditions, the Company recognizes stock-based compensation expense on a straight-line based over the requisite service period for each tranche. Stock-based compensation expense for awards with a market condition is calculated using a Monte Carlo valuation approach.

The Company estimates forfeitures that will occur based on a historical forfeiture rate in their determination of the expense recorded.

Restructuring Charges

The Company incurs restructuring charges in connection with workforce reductions, facility closures or consolidations, inventory write-offs and other actions. Such costs include employee severance, benefits and related costs, termination of contractual obligations, non-cash asset charges, and other direct incremental costs.

The Company records employee termination liabilities at the time the relevant employees are notified, unless the employees will be retained to render service beyond a minimum retention period for transition purposes, in which case the liability is recognized ratably over the future service period. Other costs associated with a restructuring plan, such as consulting or professional fees, facility exit costs, accelerated depreciation or asset impairments associated with a restructuring plan, are recognized in the period in which the liability is incurred or the asset is impaired.

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

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recently Issued Accounting Standards

Recently Adopted Accounting Guidance

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which reduced the number of models used to account for convertible instruments, amends the accounting for certain contracts in an entity’s own equity that would have previously been accounted for as derivatives and modified the diluted earnings per share calculations for convertible instruments. The Company adopted ASU 2020-06 on January 1, 2022. As a result of the adoption of ASU 2020-06, the convertible notes issued in May 2022 were considered to be debt with no allocation to equity.

In June 2016, the FASB issued ASU 2016 13, Financial Instruments—Credit Losses. This ASU added a new impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. The CECL model applies to most debt instruments, trade receivables, lease receivables, financial guarantee contracts, and other loan commitments. The CECL model does not have a minimum threshold for recognition of impairment losses and entities will need to measure expected credit losses on assets that have a low risk of loss. The Company adopted the ASU as of January 1, 2022, which did not have a material effect on the Company’s condensed consolidated financial statements.

3. REVENUE RECOGNITION

Contract Balances

The Company’s deferred revenue balance was $17.4 million and $22.7 million as of December 31, 2022 and 2021, respectively. The company acquired $0.0 and $16.8 million in deferred revenue through acquisitions during the years ended December 31, 2022 and 2021, respectively. During the year ended December 31, 2022, the Company recognized $14.3 million of existing deferred revenue from 2021. During the year ended December 31, 2021, the Company recognized $2.5 million of existing deferred revenue from 2020 and recognized $8.5 million of acquired deferred revenue. The deferred revenue consists of billed post-installation customer support and maintenance, cloud-based software licenses that are recognized ratably over the term of the agreement, and contracts that have outstanding performance obligations or contracts that have acceptance terms that have not yet been fulfilled.

Contract assets were not significant during the years ended December 31, 2022 and 2021.

Remaining Performance Obligations

At December 31, 2022, the Company had $17.4 million of remaining performance obligations, also referred to as backlog, of which approximately $13.7 million is expected to be fulfilled over the next 12 months, notwithstanding uncertainty related to customer site readiness and unanticipated economic events, which could have an adverse effect on the timing of delivery and installation of products and/or services to customers. In addition, the Company also had customer deposits of $11.5 million and $14.1 million as of December 31, 2022 and 2021.

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

The acquisition included contingent consideration related to revenue metrics and technical milestones, with a fair value of $6.1 million as of the date of acquisition and a fair value of $2.6 million as of December 31, 2022. The Company will pay up to $5.5 million of contingent consideration based on stated revenue metrics, which had a fair value of $4.6 million as of the date of acquisition. During the year ended December 31, 2022, based on the relevant revenues earned during the first year of the three-year contingent consideration period, the Company paid $1.0 million in cash and $0.5 million in shares to Aerosint shareholders, resulting in a reduction of the contingent consideration liability, which has a remaining fair value of $1.1 million as of December 31, 2022. If Aerosint reaches certain product mass production technical milestones, the Company will pay out a maximum of $2.0 million in contingent consideration, which had a fair value of $1.5 million as of the date of acquisition, and a fair value of $1.5 million as of December 31, 2022. As of the date of acquisition, the fair value of the short-term liability was $1.4 million, and the long-term liability was $4.7 million, which the Company recorded in accrued expenses and other current liabilities and in contingent consideration, net of current portion, on the consolidated balance sheets. As of December 31, 2022, contingent consideration is recorded in accrued expenses and other current liabilities, in the consolidated balance sheets.

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

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Acquisition of A.I.D.R.O.

On September 7, 2021, the Company purchased the entire corporate capital of A.I.D.R.O. Srl (“A.I.D.R.O.”). This acquisition expanded the Company’s parts production capabilities and application expertise in the hydraulics industry. The purchase price for the A.I.D.R.O. acquisition was $5.7 million paid in cash, of which $4.9 million was paid at closing and the remaining $0.8 million was deposited to an escrow account subsequent to December 31, 2022. The Company also issued 364,050 restricted stock units with a grant date fair value of $3.2 million, which are subject to a four-year vesting period and continuing employment. The Company will recognize compensation expense for these restricted stock units over the vesting period.

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

Acquisition of ExOne

On November 12, 2021, the Company acquired The ExOne Company and its affiliates (“ExOne”). The acquisition of ExOne extended the Company’s product platforms with complementary solutions to create a comprehensive portfolio combining throughput, flexibility, and materials breadth while allowing customers to optimize production based on their specific application needs. The Company acquired all of ExOne’s outstanding common stock for an aggregate purchase price of $613.0 million, consisting of $201.4 paid in cash and 48,218,063 shares of Common Stock with a fair value of $411.6 million as of the close of business on the transaction date. The Company also granted 86,020 incentive stock options with a weighted-average exercise price of $4.47 to certain employees of ExOne in exchange for unvested ExOne stock options.

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

5. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company’s cash equivalents and short-term investments are invested in the following (in thousands):

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$51,274	$—	$—	$51,274
Total cash equivalents	51,274	—	—	51,274
Commercial paper	39,781	—	—	39,781
Corporate bonds	28,970	—	(156)	28,814
U.S. Treasury securities	19,896	—	(78)	19,818
Government bonds	14,846	—	(102)	14,744
Asset-backed securities	4,000	—	(2)	3,998
Total short-term investments	107,493	—	(338)	107,155
Total cash equivalents and short-term investments	$158,767	$—	$(338)	$158,429

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$46,521	$—	$—	$46,521
Total cash equivalents	46,521	—	—	46,521
Commercial paper	70,401	—	—	70,401
Corporate bonds	65,645	—	(28)	65,617
Government bonds	36,487	—	(11)	36,476
Asset-backed securities	24,665	—	(10)	24,655
Total short-term investments	197,198	—	(49)	197,149
Total cash equivalents and short-term investments	$243,719	$—	$(49)	$243,670

During the year ended December 31, 2021, the Company made a $20.0 million investment in equity securities of a publicly-traded company. The Company records this investment at fair value within short-term investments, which was $1.1 million and $7.4 million as of the years ended December 31, 2022 and 2021. Prior to the investment, the Company entered into a subscription agreement to purchase the investment, resulting in a subscription agreement liability which was derecognized upon investment. During the years ended December 31, 2022 and 2021, the Company recorded an unrealized loss due to the change in fair value of the equity securities of $6.3 million and an unrealized loss due to the change in fair value of equity securities and the related subscription liability of $12.6 million, respectively, in interest and other (expense) income, net in the consolidated statements of operations.

6. FAIR VALUE MEASUREMENTS

The Company uses the following three-tier fair value hierarchy, which prioritizes the inputs used in measuring the fair values for certain of its assets and liabilities:

Level 1 is based on observable inputs, such as quoted prices in active markets;

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	December 31, 2022
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Items	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$51,274	$—	$—	$51,274
Commercial paper	—	39,781	—	39,781
Corporate bonds	—	28,814	—	28,814
U.S. Treasury securities	—	19,818	—	19,818
Government bonds	—	14,744	—	14,744
Asset-backed securities	—	3,998	—	3,998
Equity securities	1,088	—	—	1,088
Other investments	—	—	2,000	2,000
Total assets	$52,362	$107,155	$2,000	$161,517
Liabilities:
Contingent consideration	$—	$—	$2,587	$2,587
Total liabilities	$—	$—	$2,587	$2,587

	December 31, 2021
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Items	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$46,521	$—	$—	$46,521
Commercial paper	—	70,401	—	70,401
Corporate bonds	—	65,617	—	65,617
Government bonds	—	36,476	—	36,476
Asset-backed securities	—	24,655	—	24,655
Equity securities	7,420	—	—	7,420
Other investments	—	—	6,750	6,750
Total assets	$53,941	$197,149	$6,750	$257,840
Liabilities:
Contingent consideration	$—	$—	$5,654	$5,654
Total liabilities	$—	$—	$5,654	$5,654

The Company has determined that the estimated fair value of its commercial paper, corporate bonds, U.S Treasury securities, government bonds, and asset-backed securities are reported as Level 2 financial assets as they are based on model-driven valuations in

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

which all significant inputs are observable, or can be derived from or corroborated by observable market data for substantially the full term of the asset.

The equity security is an investment made via a publicly traded security. The Company has determined that the estimated fair value of its equity security is reported as Level 1 financial assets as it is based on quoted market prices in active markets for identical assets. During the years ended December 31, 2022 and 2021, the Company recognized a loss on its equity security of $6.3 million and $9.7 million, respectively. Additionally, for the year ended December 31, 2021, the Company recorded an initial subscription agreement liability of $0.5 million related to this investment and recognized a loss on the subscription agreement liability of $2.4 million, for a total loss of $12.6 million on its equity security. The initial subscription liability was recorded as a Level 3 liability as a result of the discount for lack of marketability. Upon investment, the liability was derecognized and the investment was recorded as a Level 3 investment because the equity security was not registered for resale and a discount for lack of marketability was still applied. Subsequently, the security was registered and the investment was transferred from Level 3 to Level 1.

Other investments include investments made via convertible debt instruments totaling $2.0 million and $6.8 million for the years ended years ended December 31, 2022 and 2021. The other investments are reported as a Level 3 financial asset because the methodology used to develop the estimated fair values includes significant unobservable inputs reflecting management’s own assumptions. Assumptions used in determining the fair value of convertible debt instruments include the rights and obligations of the notes the Company holds as well as the probability of a qualified financing event, acquisition, or change in control. During the years ended December 31, 2022 and 2021, the Company recognized a loss of $1.6 million and a gain of $0.1 million, respectively, on convertible debt instruments. During the year ended December 31, 2022, $3.1 million of the outstanding convertible debt instruments was repaid in full.

The contingent consideration liability is valued using a Monte Carlo simulation in a risk-neutral framework as well as a scenario-based approach (both special cases of the income approach), based on key inputs that are not all observable in the market and is classified as a Level 3 liability. The Company assesses the fair value of the contingent consideration liability at each reporting period, with any subsequent changes to the fair value of the liability reflected in the consolidated statement of operations until the liability is settled. During the years ended December 31, 2022 and 2021, the Company recognized a gain of $1.6 million and a gain of $0.4 million, respectively, on the fair value of contingent consideration.

The fair value of the Private Placement Warrants was estimated using the Black-Scholes option pricing model and was classified as a Level 3 financial instrument. The significant assumptions used in the model were the Company’s stock price, exercise price, expected term, volatility, interest rate, and dividend yield. During the years ended December 31, 2021 and 2020, the Company recognized a loss of $56.6 million and a gain of $56.4 million, respectively, on the Private Placement Warrants. The Private Placement Warrants were all exercised as of March 2, 2021.

There were no transfers between fair value measure levels during the year ended December 31, 2022. There was one transfer between Level 3 and Level 1 during the year ended December 31, 2021. The following table presents information about the Company’s movement in Level 3 assets measured at fair value (in thousands):

	Year Ended December 31,
	2022	2021
Balance at beginning of period	$6,750	$3,000
Additions	—	23,620
Changes in fair value	(1,650)	(12,450)
Disposals	(3,100)	—
Transfers to Level 1	—	(7,420)
Balance at end of period	$2,000	$6,750

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about the Company’s movement in Level 3 liabilities measured at fair value (in thousands):

	Year Ended December 31,
	2022	2021
Balance at beginning of period	$5,654	$93,328
Payment of contingent consideration liability	(1,500)	—
Changes in fair value	(1,567)	58,592
Additions	—	6,558
Disposals	—	(2,920)
Foreign currency translation	—	—
Exercise of private placement warrants	—	(149,904)
Balance at end of period	$2,587	$5,654

In

7. ACCOUNTS RECEIVABLE

The components of accounts receivable are as follows (in thousands):

	December 31,	December 31,
	2022	2021
Trade receivables	$40,121	$47,352
Allowance for doubtful accounts	(1,640)	(665)
Total accounts receivable	$38,481	$46,687

The following table summarizes activity in the allowance for doubtful accounts (in thousands):

	December 31,	December 31,
	2022	2021
Balance at beginning of period	$665	$500
Provision for uncollectible accounts, net of recoveries	1,393	447
Uncollectible accounts written off	(418)	(282)
Balance at end of period	$1,640	$665

8. INVENTORY

Inventory consists of the following (in thousands):

	December 31,	December 31,
	2022	2021
Raw materials	$41,971	$24,887
Work in process	11,936	8,875
Finished goods:
Deferred cost of sales	3,602	6,999
Manufactured finished goods	34,227	24,638
Total finished goods	37,829	31,637
Total inventory	$91,736	$65,399

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consists of the following (in thousands):

	December 31,	December 31,
	2022	2021
Prepaid operating expenses	$5,705	$11,961
Prepaid dues and subscriptions	2,674	1,889
Property and equipment held for sale, net of accumulated depreciation	830	—
Prepaid insurance	798	492
Government grants receivable	429	226
Prepaid taxes	395	1,981
Prepaid rent	383	178
Other	5,941	1,481
Total prepaid expenses and other current assets	$17,155	$18,208

During the year ended December 31, 2022, as a result of consolidation and integration efforts, the Company approved a plan to sell a facility in Troy, Michigan, as well as related equipment in the facility. These assets have been classified as assets held for sale, with a carrying value at December 31, 2022 of $0.8 million, on the basis that management was committed to a plan to dispose of the building at the balance sheet date and considered the sale to be probable within one year.

10. PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following (in thousands):

	December 31,
	2022	2021
Equipment	$48,632	$42,892
Leasehold improvements	18,527	15,263
Land and buildings	15,893	17,214
Construction in process	5,008	4,185
Furniture and fixtures	2,396	1,844
Software	2,183	2,346
Tooling	2,145	2,000
Computer equipment	2,076	1,725
Automobiles	1,180	905
Property and equipment, gross	98,040	88,374
Less: accumulated depreciation	(41,769)	(29,664)
Total property and equipment, net	$56,271	$58,710

For the years ended years ended December 31, 2022, 2021 and 2020, depreciation expense was $12.1 million, $8.5 million, and $7.6 million, respectively.

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. GOODWILL & INTANGIBLE ASSETS

The carrying amount of goodwill at December 31, 2022 and 2021 was $113.0 million and $639.3 million, respectively, and has been recorded in connection with the Company’s acquisitions. The goodwill activity is as follows (in thousands):

	2022	2021
Balance, beginning of year	$639,301	$2,252
Goodwill impairment	(498,800)	—
Foreign currency translation adjustment	(26,940)	(4,568)
Measurement period adjustments(1)	(606)	—
Additions(2)	—	641,617
Balance, end of year	$112,955	$639,301

(1)Represents final measurement period adjustments related to the May Dental and ExOne acquisitions. Refer to Note 4. Acquisitions for further information.

(2)The additions to goodwill during fiscal year 2021 are related to the acquisitions of EnvisionTEC, Adaptive3D, Aerosint, Dental Arts Labs, A.I.D.R.O., Brewer Dental, May Dental, and ExOne. Refer to Note 4. Acquisitions for further information.

Due to sustained declines in the Company’s stock price and the stock prices of comparable companies, we performed interim quantitative assessments as of June 30, 2022 and December 31, 2022, utilizing a combination of the income and market approaches. The results of the quantitative analysis performed indicated that the carrying value of the reporting unit exceeded the fair value. As such, $498.8 million of goodwill impairment charges was recorded during the year ended December 31, 2022.

The Company estimated the fair value using a weighted average of the income and market approaches. Specifically, the discounted cash flow method was used under the income approach and the guideline public company and guideline merged and acquired company methods were used under the market approach. The significant assumptions used under the income approach include management’s forecasts of future revenues and EBITDA margins used to calculate projected future cash flows, discount rates, and the terminal growth rate. The terminal value is based on an exit revenue multiple which requires significant assumptions regarding the selections of appropriate multiples that consider relevant market trading data. The Company bases its estimates and assumptions on its knowledge of the additive manufacturing industry, recent performance, expectations of future performance and other assumptions the Company believes to be reasonable. The significant assumptions used under the market approach include the control premium and selection of comparable companies and comparable transactions. Comparable companies and transactions are chosen based on factors including industry classification, geographic region, product offerings, earnings growth and profitability.

The Company determined that the estimated fair value of the reporting unit was less than its carrying amount. During the year ended December 31, 2022, the Company recorded goodwill impairment charges of $498.8 million, in the condensed consolidated statements of operations. The Company did not record any goodwill impairment charges during the years ended December 31, 2021 and 2020.

The following table sets forth the major categories of intangible assets and the weighted-average remaining useful lives for those assets that are not already fully amortized (in thousands):

		December 31, 2022			December 31, 2021
	Weighted Average	Gross		Net	Gross		Net
	Remaining Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Lives (in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired technology	8.4	$196,367	$36,919	$159,448	$198,631	$11,421	$187,210
Trade name	10.3	12,459	2,374	10,085	12,475	684	11,791
Customer relationships	9.8	67,915	17,663	50,252	69,127	6,296	62,831
Capitalized software	0.5	518	473	45	518	366	152
Total intangible assets		$277,259	$57,429	$219,830	$280,751	$18,767	$261,984

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized amortization expense for years ended December 31, 2022, 2021 and 2020, respectively, as follows (in thousands):

	Statement of	Year Ended December 31,
Category	Operations Line Item	2022	2021	2020
Acquired technology	Cost of Sales	$23,707	$8,569	$114
Acquired technology	Research and Development	1,748	1,761	646
Trade name	General and Administrative	1,688	685	—
Customer relationships	Sales and Marketing	11,412	6,339	—
Capitalized software	Research and Development	107	161	128
		$38,662	$17,515	$888

The Company expects to recognize the following amortization expense (in thousands):

Amortization Expense
2023	$41,659
2024	41,722
2025	39,229
2026	29,215
2027	21,005
2028 and after	47,000
Total intangible amortization	$219,830

12. OTHER NONCURRENT ASSETS

The following table summarizes the Company’s components of other noncurrent assets (in thousands):

	December 31,	December 31,
	2022	2021
Right of use asset	$22,147	$17,794
Other investments	2,000	6,750
Long-term deposits	573	390
Other	3,043	546
Total other noncurrent assets	$27,763	$25,480

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the Company’s components of accrued expenses and other current liabilities (in thousands):

	December 31,
	2022	2021
Compensation and benefits related	$8,058	$17,124
Warranty reserve	4,301	4,048
Current portion of contingent consideration	2,587	1,471
Current portion of acquisition consideration	1,750	—
Franchise and royalty fees	1,448	2,035
Inventory purchases	925	1,072
Professional services	917	2,659
2027 Notes Interest	901	—
Commissions	897	849
Income tax payable	761	233
Sales and use and franchise taxes	286	274
Other	3,892	4,064
Total accrued expenses and other current liabilities	$26,723	$33,829

The Company recorded warranty reserve for the years ended December 31, 2022, 2021 and 2020, respectively, as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Warranty reserve, at the beginning of the period	$4,048	$1,553	$1,491
Warranty reserve assumed in acquisition	—	1,389	—
Additions to warranty reserve	4,484	2,576	346
Claims fulfilled	(4,231)	(1,470)	(284)
Warranty reserve, at the end of the period	$4,301	$4,048	$1,553

14. DEBT

2027 Convertible Notes—In May 2022, the Company issued an aggregate of $115.0 million principal amount of convertible senior notes due in 2027 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2027 Notes consisted of $100.0 million initial placement and an over-allotment option that provided the initial purchasers of the 2027 Notes with the option to purchase an additional $15.0 million aggregate principal amount of the 2027 Notes, which was fully exercised. The 2027 Notes were issued pursuant to an indenture dated May 13, 2022. The net proceeds from the issuance of the 2027 Notes were $111.4 million, after deducting the initial purchasers’ discounts and commissions and our estimated offering expenses. The issuance costs will be treated as a debt discount for accounting purposes, which will be amortized into interest expense using the effective interest rate method over the term of the 2027 Notes.

The 2027 Notes are senior unsecured obligations. The 2027 Notes accrue interest at a rate of 6.0% per annum, payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2022. The 2027 Notes will mature on May 15, 2027, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date.

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2027 Notes are valued as a single liability measured at amortized cost, which approximates fair value, as no other features require bifurcation and recognition as derivatives. The following table presents the outstanding principal amount and carrying value of the 2027 Notes as of the date indicated (in thousands):

December 31,
2022
Principal	$115,000
Unamortized debt discount	(2,502)
Unamortized debt issuance costs	(664)
Net carrying value	$111,834

The annual effective interest rate for the 2027 Notes was approximately 6.1%. Interest expense related to the 2027 Notes for the periods presented below are as follows (in thousands):

Year Ended
December 31, 2022
Coupon interest	$4,389
Amortization of debt discount	358
Amortization of transaction costs	95
Total interest expense	$4,842

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

Bank Debt—In connection with the acquisition of A.I.D.R.O., the Company acquired three loans (“Bank Loans”) totaling $1.1 million in aggregate. The Bank Loans have a term of 4.5 years and mature from September 2024 through September 2025, with interest rates ranging from 1.70% to 2.10%. Payments of principal and interest are made quarterly. During the year ended December 31, 2022, the Company paid $0.3 million and $0.6 million remains outstanding, and as of December 31, 2022, $0.3 million of the outstanding debt is recorded within current portion of long-term debt, net of deferred financing costs, and $0.3 million is recorded within long-term debt, net of current portion, in the consolidated balance sheets.

Equipment Financing Agreement—In connection with the acquisition of Dental Arts Labs, the Company acquired a thirteen-month equipment financing agreement (“Financing Agreement”) in the amount of $0.5 million. The Financing Agreement provided for an advance payment of $0.5 million to secure equipment for the Company. Payments are made monthly under the Financing Agreement upon acceptance, which had not yet occurred as of December 31, 2021. Subsequent to December 31, 2021, the Company executed a delivery and acceptance certificate which commences payment. The financing agreement balance of $0.2 million is

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recorded in current portion of long-term debt, net of deferred financing costs, in the consolidated balance sheets. The Financing Agreement will mature in June 2023.

15. OTHER NONCURRENT LIABILITIES

The following table summarizes the Company’s components of other noncurrent liabilities (in thousands):

	December 31,	December 31,
	2022	2021
Taxes payable	$1,034	$1,034
Acquisition consideration	—	1,750
Other	325	386
Total other noncurrent liabilities	$1,359	$3,170

16. LEASES

Lessee

At December 31, 2022, the Company recorded $22.1 million as a right of use asset and $23.6 million as an operating lease liability. At December 31, 2021, the Company recorded $17.8 million as a right of use asset and $17.8 million as an operating lease liability. The Company assesses its right of use asset and other lease-related assets for impairment. There were no impairments recorded related to these assets during the years ended December 31, 2022 and 2021.

The Company reviews all supplier, vendor, and service provider contracts to determine whether any service arrangements contain a lease component. The Company identified two service agreements that contain an embedded lease. The agreements do not contain fixed or minimum payments, and the variable lease expense was immaterial during the years ended December 31, 2022 and 2021.

Information about other lease-related balances is as follows (in thousands):

	Years Ended December 31,
	2022	2021
Lease cost
Operating lease cost	$5,718	$2,572
Short‑term lease cost	292	129
Variable lease cost	245	178
Finance lease cost	92	6
Total lease cost	$6,347	$2,885
Other Information
Operating cash flows used in operating leases	$6,352	$2,862
Operating cash flows used in finance leases	81	8
Weighted‑average remaining lease term—operating leases (years)	5.0	5.1
Weighted‑average remaining lease term—finance leases (years)	7.8	7.6
Weighted‑average discount rate—operating leases	4.3%	4.3%
Weighted‑average discount rate—finance leases	3.1%	1.5%

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

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments under noncancelable operating leases at December 31, 2022, are as follows (in thousands):

	Operating Leases	Finance Leases
2023	$6,516	$81
2024	4,934	77
2025	4,170	76
2026	3,643	76
2027	3,426	77
2028 and after	2,915	313
Total lease payments	25,604	700
Less amount representing interest	(2,625)	(89)
Total lease liability	22,979	611
Less current portion of lease liability	(5,667)	(63)
Lease liability, net of current portion	$17,312	$548

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

As of December 31, 2022, the Company does not have material operating leases that have not commenced.

Lessor

The Company leases machinery and equipment to customers (principally 3D printing machines and related equipment) under immaterial lease arrangements classified as either operating leases or sales-type leases.

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

On November 8, 2021, another purported stockholder, Leo Lissog Goldstein, filed a Section 220 complaint in Delaware Chancery Court against ExOne (Goldstein v. The ExOne Company, Case No. 2021-0958-KSJM). Mr. Goldstein seeks to discover certain books and records of the company related to the ExOne Merger purportedly in order to investigate, among other things, the events leading up to and the disclosures made in connection with the ExOne Merger. Mr. Goldstein also moved to intervene and stay the Campanella action, discussed below, until his Section 220 action is complete. Mr. Goldstein dismissed his complaint on February 14, 2023.

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On February 9, 2023, purported stockholder Jeffrey Schantz sent a demand letter to the company, requesting certain books and records of the company related to the December 8, 2020 transaction in which Trine Acquisition Corp. (“Trine”), a special purpose acquisition company (“SPAC”), merged with Desktop Metal.

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

Commitments

The Company has entered into legally binding agreements with certain suppliers to purchase materials used in the manufacturing of the Company’s products. As of December 31, 2022, the Company had outstanding purchase orders with contract manufacturers in the amount of $61.0 million which are not included in the consolidated balance sheets.

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has also entered into licensing and royalty agreements with certain manufacturing and software companies and universities related to the use of patented technology. Under the terms of each agreement, the Company has made initial, one-time payments of $0.3 million and is obligated to pay a set percentage, ranging from 1.0% - 13.0%, of all consideration received by the Company for sales of related products and services, until the agreements are terminated at various dates through 2037. The Company’s aggregate minimum annual commitment under these contracts is $0.3 million. During the years ended December 31, 2022 and 2021, the Company recorded immaterial licensing and royalty fees.

As a result of the acquisition of ExOne, the Company assumed short-term financial guarantees and letters of credit. Within the Company’s normal course of operations, it issues these short-term financial guarantees and letters of credit through a credit facility with a German bank to third parties in connection with certain commercial transactions requiring security. The credit facility provides a capacity amount of $5.3 million for the issuance of financial guarantees and letters of credit for commercial transactions requiring security.

At December 31, 2022, total outstanding financial guarantees and letters of credit issued by the Company under the credit facility were $3.9 million, of which $0.9 million have expiration dates ranging from March 2023 to September 2023, and the remaining $3.0 million with no expiration date. At December 31, 2022, cash collateral of $3.9 million was required for financial guarantees and letters of credit issued under the credit facility, and is included in current portion of restricted cash in the consolidated balance sheets.

Subsequent to December 31, 2022, the Company entered into an additional purchase commitment of $3.2 million for equipment that it plans to lease to customers in connection with digital dentistry solution offerings related to our Desktop Labs platform.

18. INCOME TAXES

During the years ended December 31, 2022, 2021, and 2020, the Company recorded $1.5 million, $29.7 million and $0.9 million, respectively, of income tax benefit, which was primarily driven by book losses and a partial release of the valuation allowance related to the deferred tax liabilities acquired on various acquisitions during 2021. For financial reporting purposes, loss before provision for income taxes, includes the following components (in thousands):

	Years Ended December 31,
	2022	2021	2020
Domestic	$(474,942)	$(252,343)	$(34,285)
Foreign	(266,899)	(17,659)	(670)
Loss before income taxes	$(741,841)	$(270,002)	$(34,955)

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision (benefit) for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2022	2021	2020
Current:
Federal	$—	$(33)	$—
Foreign	368	—	—
State	35	20	—
Total Current	403	(13)	—
Deferred:
Federal	196	(23,378)	(670)
State	16	(5,494)	(270)
Foreign	(2,113)	(783)	—
Total Deferred	(1,901)	(29,655)	(940)
Benefit for income taxes	$(1,498)	$(29,668)	$(940)

A reconciliation of the expected income tax benefit computed using the federal statutory income tax rate to the Company’s effective income tax rate for the years ended December 31, 2022, 2021 and 2020, is as follows:

	Years Ended December 31,
	2022	2021	2020
Effective income tax rate:
Expected income tax benefit at the federal statutory rate	21%	21%	21%
State taxes	2%	(2)%	6%
Change in valuation allowance	(9)%	(4)%	(68)%
Goodwill impairment	(15)%	—%	—%
Research and development credit carryover	—%	(1)%	2%
Stock-based compensation expense	(1)%	3%	—%
Warrant Expense	—%	(5)%	—%
Permanent differences	—%	—%	42%
Other	2%	(1)%	—%
Effective income tax rate	(0)%	11%	3%

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of the years ended December 31, 2022 and 2021, deferred tax assets and liabilities consist of the following (in thousands):

	Years Ended December 31,
	2022	2021
Deferred tax assets:
Federal and state net operating carryforwards	$185,842	$148,946
Research and development and other credits	10,974	10,977
Start-up costs	11,854	12,904
Stock-based compensation	3,554	4,242
Capitalized research and development	20,793	—
Reserves and accruals	3,311	1,452
Deferred lease liability	7,581	4,856
Depreciation	—	3
Divisional foreign entity deferred	—	2,137
Other deferred tax assets	7,960	6,457
Total gross deferred tax asset	251,869	191,974
Valuation allowance	(195,309)	(127,150)
Net deferred tax asset	56,560	64,824
Deferred tax liabilities:
Right‑of‑use asset	(7,234)	(4,692)
Intangible assets	(56,794)	(68,504)
Depreciation	(962)	(1,527)
Other	—	(796)
Total deferred tax liabilities	(64,990)	(75,519)
Net deferred tax liability	$(8,430)	$(10,695)

Realization of deferred tax assets is dependent upon the generation of future taxable income. As required by ASC 740 Income Taxes, the Company evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets as of December 31, 2022. As a result of the fact that the Company has incurred tax losses from inception, the Company has determined that it was more likely than not that the Company would not realize the benefits of federal and state net deferred tax assets nor the benefits of deferred tax assets in certain non-U.S. jurisdictions.

As a result of acquisitions in 2021, the Company recorded U.S. deferred tax liabilities in purchase accounting related to non-tax-deductible intangible assets recognized in the financial statements. The acquired deferred tax liabilities are a source of income to support recognition of the Company’s existing deferred tax assets. Pursuant to ASC 805, the impact on a Company’s existing deferred tax assets and liabilities caused by an acquisition should be recorded in the financial statements outside of acquisition accounting. Accordingly, in 2021 the Company recorded an income tax benefit of $29.6 million for the decrease in the valuation allowance as a result of such purchase accounting considerations. The Company maintains a valuation allowance on other U.S. deferred tax assets; and on non-U.S. deferred tax assets in certain jurisdictions.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2022 and 2021 were as follows (in thousands):

	Years Ended December 31,
	2022	2021
Valuation allowance at beginning of the year	$127,150	$111,494
Increases recorded to income tax provision	68,159	45,139
Decreases recorded as a benefit to income tax provision	—	(29,483)
Valuation allowance at end of year	$195,309	$127,150

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of the years ended December 31, 2022 and 2021, the Company had federal net operating loss carryforwards of $692.8 million and $592.5 million, respectively, which may be available to reduce future taxable income. $118.1 million of carryforwards generated in 2017 and prior expire at various dates through 2037. The $574.7 million in carryforwards generated from 2018 forward do not expire. As of the years ended December 31, 2022 and 2021, the Company had State net operating loss carryforwards of $387.7 million and $190.5 million, respectively, which may be available to reduce future taxable income. These carryforwards expire at various dates through 2042. In addition, the Company had federal and state research and development tax credit carryforwards of $10.9 million available to reduce future tax liabilities, which will expire at various dates through 2042.

The Company has foreign net operating loss carryforwards available to reduce taxable income in Germany, Japan, Belgium, Italy and the United Kingdom. As of the years ended December 31, 2022 and 2021, the Company had total foreign net operating loss carryforwards of $35.4 million and $32.6 million, respectively. In Germany, the Company has $29.3 million of net operating loss carryforwards, which have an unlimited carryforward period and do not expire. The Company has smaller loss carryforwards in Belgium, Italy, Japan, and the United Kingdom.

Utilization of the Company’s net operating loss (“NOL”) carryforwards and research and development (“R&D”) credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future in accordance with Section 382 of the Internal Revenue Code of 1986 (“Section 382”) as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and taxes, respectively. In general, an ownership change as defined by Section 382 results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three year period. During the year ended December 31, 2022, the Company has completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception. The study concluded that multiple changes of control did occur since inception and that the net operating loss carryforwards and research and development tax credit carryforwards are subject to an annual limitation under Section 382. As of December 31, 2022, $434.7 million in federal carryforwards and $5.9 million of federal R&D credit carryforwards are subject to limitation.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to capitalize and amortize them over five or fifteen years pursuant to Internal Revenue Code Section 174. The capitalization of research and development resulted in a decrease to the Company’s taxable loss however no tax benefit is recognized for the deferred tax asset established for these capitalized expenses due to the Company’s valuation allowance position in the U.S.

The Company operates within multiple tax jurisdictions and could be subject to audit in those jurisdictions. Such audits can involve complex income tax issues, which may require an extended period of time to resolve and may cover multiple years. In management’s opinion, adequate provisions for income taxes have been made for all years subject to audit.

In the U.S., the Company files income tax returns in the U.S. federal tax jurisdiction and various states. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years after 2018; and for 2018 and earlier years to the extent of the losses carried forward from such earlier years. The Company is currently not under examination by the Internal Revenue Service or any other jurisdiction for any tax years. The Company remains subject to non-U.S. income tax examinations in various jurisdictions for tax years 2017 through 2022.

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2022, the Company has a liability of $1.0 million for uncertain tax positions acquired in various acquisitions during 2021. None of these positions are expected to reverse within twelve months. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. At December 31, 2022, the Company had a balance in accrued interest and penalties related to uncertain tax positions of $0.2 million. A reconciliation of the beginning and ending amount of unrecognized tax liabilities as of the years ended December 31, 2022 and 2021 is as follows (in thousands):

	Years Ended December 31,
	2022	2021
Unrecognized tax liability, beginning of year	$997	$—
Unrecognized tax liability acquired through purchase accounting	—	1,005
Gross decreases - foreign exchange translation adjustments	—	(8)
Unrecognized tax liability, end of year	$997	$997

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

Common Stock Warrants

In May 2017, the Company entered into a strategic collaboration agreement with an investor allowing the investor’s resellers to sell and distribute the Company’s products. In consideration for this agreement, the Company agreed to issue warrants to purchase up to 2,442,440 shares of Common Stock. The investor was eligible to receive a warrant to purchase one share of Common Stock for every $35.00 in revenue generated by the Company from the investor’s resellers. Each warrant was issued at an exercise price equal to $3.34 per share (subject to appropriate adjustment in the event of a stock dividend, stock split, combination, or other similar recapitalization) and was set to expire on December 31, 2027. The Company issued 122,073 warrants in 2020 and recorded $0.2 million of expense related to the fair value of the warrants during the year ended December 31, 2020, calculated using the Black-Scholes warrant-pricing model with the following assumptions:

Year Ended
December 31, 2020
Risk‑free interest rate	2.0%
Expected volatility	52.5%
Expected life (in years)	8.0 - 8.8
Expected dividend yield	—
Fair value of Common Stock	$3.34

756,498 warrants were converted to 447,938 shares of Common Stock through a cashless exercise in connection with the Business Combination.

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2020, the Company issued a warrant to purchase up to 366,366 shares of common stock, par value $0.0001, in exchange for technical research and development advisor services. Each warrant was issued at an exercise price of $3.34 per share (subject to appropriate adjustment in the event of a stock dividend, stock split, combination, or other similar recapitalization) and was set to expire on August 22, 2027. The Company recorded $1.7 million of expense related to the fair value of the warrants during the year ended December 31, 2020, calculated using the Black-Scholes warrant-pricing model with the following assumptions:

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

The Company’s Private Placement Warrants were classified as liabilities, and were measured at fair value through earnings. During the years ended December 31, 2021 and 2020, the Company recorded a $56.6 million loss and $56.4 million gain, respectively, related to the change in fair value of the Private Placement Warrants, which were remeasured through the date of each exercise, calculated using the Black-Scholes warrant pricing model with the following assumptions:

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

20. STOCK-BASED COMPENSATION

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

During the years ended December 31, 2022 and 2021, the Company did not grant any options to purchase shares of Common Stock to employees. During the year ended December 31, 2020, the Company granted options to purchase 8,450,799 shares of Common Stock to employees with a fair value of $29.8 million, calculated using the Black-Scholes option-pricing model with the following assumptions:

Year Ended
December 31, 2020
Risk‑free interest rate	0.3% – 1.7%
Expected volatility	52.7% – 54.2%
Expected life (in years)	5.9 – 6.3
Expected dividend yield	—
Fair value of Common Stock	$1.40 – 7.98

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2022 and 2021, the Company did not grant any options to purchase shares of Common Stock to non-employees. During the year ended December 31, 2020, the Company granted options to purchase 12,212 shares of Common Stock to non-employees with a fair value of $0.1 million, calculated using the Black-Scholes option-pricing model with the following assumptions:

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

The option activity of the Plans for the year ended December 31, 2022, is as follows (shares in thousands):

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic Value
	Shares	per Share	(in years)	(in thousands)
Outstanding at January 1, 2022	13,249	$1.73	7.23	$42,775
Granted	—	$
Exercised	(2,311)	$1.38
Forfeited/expired	(2,515)	$1.71
Outstanding at December 31, 2022	8,423	$1.83	6.02	922
Options vested at December 31, 2022	7,099	$1.88	5.76	922
Options vested or expected to vest at December 31, 2022	8,409	$1.83	6.02	922

There were no options granted in 2022 and therefore no weighted-average grant date fair value for the year ended December 31, 2022. The weighted-average grant-date fair value for options granted during the years ended December 31, 2021 and 2020 was approximately $5.24, and $3.52, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2022, 2021, and 2020 was $4.7 million, $57.2, and $1.8 million, respectively.

On September 28, 2020 the Company modified the vesting conditions for certain awards granted to one of its officers such that in the event of a change in control, half of the outstanding unvested options would vest. Upon the Business Combination, the total incremental compensation expense resulting from the modification was approximately $1.8 million.

The total stock-based compensation expense related to stock options during the years ended December 31, 2022, 2021 and 2020 was $2.8 million, $6.9 million, and $6.8 million, respectively. Total unrecognized stock-based compensation expense related to unvested stock options at December 31, 2022 aggregated $2.4 million and is expected to be recognized over a weighted-average period of 1.6 years.

Performance-Based Stock Options (included above)

During the year ended December 31, 2020, 560,256 performance-based stock options were granted to key employees of the Company. These awards vest upon the achievement of certain performance milestones by the Company and prescribed service

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

milestones by the employee. During the year ended December 31, 2021, 83,958 performance-based stock options were forfeited due to employee termination. During the year ended December 31, 2022, 290,038 performance-based stock options were forfeited due to employee termination and the remaining 186,260 performance-based stock options outstanding expired without vesting as the performance milestones were not achieved by the Company. As of December 31, 2022, no unrecognized compensation cost remains.

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

The activity for stock subject to vesting under the Plans for the year ended December 31, 2022 is as follows (shares in thousands):

	Shares Subject	Weighted-Average
	to Vesting	Grant Date Fair Value
Balance of unvested shares as of January 1, 2022	264	$ 7.79
Cancelled/Forfeited	(5)	$ 8.78
Vested	(157)	$ 7.11
Balance of unvested shares as of December 31, 2022	102	$ 8.78

The total stock-based compensation expense related to RSAs during the years ended December 31, 2022, 2021 and 2020 was $1.0 million, $3.1 million, and $0.6 million, respectively. As of December 31, 2022, the total unrecognized stock-based compensation expense related to unvested RSAs aggregated $0.8 million, and is expected to be recognized over a weighted-average period of 1.1 years.

Restricted Stock Units

RSUs awarded to employees and non-employees generally vest over four years from the anniversary date of the grant, with 1-year cliff vesting and quarterly vesting thereafter, provided service with the Company is not terminated. The fair value of RSUs is equal to the estimated fair market value of the Company’s Common Stock on the date of grant.

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RSU activity under the 2020 Plan for the year ended December 31, 2022 is as follows (shares in thousands):

	Shares Subject	Weighted-Average
	to Vesting	Grant Date Fair Value
Balance of unvested shares as of January 1, 2022	16,395	$ 7.54
Granted	13,771	$ 3.16
Vested	(4,154)	$ 11.03
Cancelled/Forfeited	(3,867)	$ 7.60
Balance of unvested shares as of December 31, 2022	22,145	$ 4.15

The total stock-based compensation expense related to RSUs during the years ended December 31, 2022, 2021 and 2020 was $45.0 million, $18.8 million, and $0.6 million, respectively. Total unrecognized compensation costs related to unvested RSUs at December 31, 2022 was approximately $73.1 million and is expected to be recognized over a weighted-average period of 2.8 years.

Restricted stock units include awards that vest subject to certain performance and market-based criteria.

Performance-Based Restricted Stock Units (included above)

During the year ended December 31, 2021, 670,000 performance-based RSUs were granted to key employees of the Company. These awards vest upon the achievement of certain performance milestones by the Company and prescribed service milestones by the employee. No performance-based RSUs vested during the year ended December 31, 2021. During the year ended December 31, 2021, 120,000 awards expired due to performance milestones not being achieved. During the year ended December 31, 2022, no performance-based RSUs vested and 400,000 performance-based RSUs were forfeited due to employee termination. As of December 31, 2022, 150,000 performance-based RSUs remain outstanding.

During the year ended December 31, 2020, 124,300 performance-based RSUs were granted to a key employee of the Company. This award vests upon the achievement of certain performance milestones by the Company and prescribed service milestones by the employee. No performance-based RSUs vested during the years ended December 31, 2022 and 2021. As of December 31, 2022, 124,300 performance-based RSUs remain outstanding.

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

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2021, one of the executive officers resigned from the Company, forfeiting his market-based award. As the service condition was not met prior to his resignation, no stock-based compensation expense was recorded for this award. No market-based RSUs vested or were forfeited during the year ended December 31, 2022. As of December 31, 2022, 6,802,702 market-based restricted share units remain outstanding.

Liability-Classified Share-Based Arrangement

During the year ended December 31, 2021, the Compensation Committee of the Company’s Board of Directors provided performance goals and achievement criteria to certain key employees. If these performance criteria are met, the Company has committed to issue RSU grants with a target fair value of $8.5 million on the future grant date. The awards will vest upon prescribed service milestones of the employee subsequent to the achievement of the specified performance criteria. During the year ended December 31, 2022, the designated employees terminated employment and the liability-classified awards were forfeited. As of December 31, 2022, there is no fair value associated with these awards. The liability-classified awards have been excluded from the potentially dilutive securities table.

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

The Company has accounted for these awards as liability-based awards, since the monetary value of the obligation associated with the award is based predominantly on a fixed monetary amount known at inception, and it has an unconditional obligation that it must or may settle by issuing a variable number of its equity shares. The Company will recognize stock-based compensation expense over the employees’ requisite service period, based on the expected attainment of the Company-wide targets. As of December 31, 2022, the Company has accrued $0.8 million associated with these awards, which is recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets. The Company has recorded stock-based compensation expense of $0.8 million for the year ended December 31, 2022.

Stock-Based Compensation Expense

Total stock-based compensation expense related to all of the Company’s stock-based awards granted is reported in the consolidated statements of operations as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Research and development(1)	$24,394	$11,446	$3,276
General and administrative expense	16,748	10,939	3,464
Sales and marketing expense	5,386	4,593	894
Cost of sales	2,257	1,800	372
Total stock-based compensation expense	$48,785	$28,778	$8,006

(1) Includes $7.3 million of stock-based compensation expense during the year ended December 31, 2022, incurred in connection with the Initiative described in Note 24. Restructuring Charges.

During the year ended December 31, 2022, the Company recognized $0.8 million of stock-based compensation expense associated with liability-classified awards related to the 2022 Bonus Program. During the years ended December 31, 2021 and 2020, the Company did not recognize any stock-based compensation expense associated with liability-classified awards.

There were 17,763,707 shares available for award under the 2020 Plan at December 31, 2022.

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. RELATED PARTY TRANSACTIONS

As a result of the acquisition of EnvisionTEC, the Company entered into certain agreements with entities affiliated with Mr. El Siblani, who served as a director and executive officer of the Company until his resignation November 5, 2021. As of December 31, 2021, the Company recorded $0.5 million of right of use asset and $0.6 million of lease liability related to leases with Mr. El Siblani. During the year ended December 31, 2021, the Company paid $0.4 million of lease expense related to these leases. Additionally, during the year ended December 31, 2021, the Company paid $0.3 million of service expense to entities owned by Mr. El Siblani.

As a result of other acquisitions, the Company assumed lease agreements with related parties for facilities located across the United States which extend through 2029. As of December 31, 2022, the Company recorded $4.9 million of right of use asset and lease liabilities associated with these leases. As of December 31, 2021, the Company recorded $3.6 million of right of use asset and lease liabilities. During the years ended December 31, 2022, and 2021, the Company paid lease expense of $0.8 million and $0.6 million to the related parties, respectively. As of December 31, 2022, the Company’s annual commitment related to these lease agreements is $0.8 million.

The Company sells products to Lightforce Orthodontics which is affiliated with a member of the Company’s Board of Directors. Management believes the sales were conducted on terms equivalent to those prevailing in an arm’s-length transaction. During the year ended December 31, 2022 the Company recognized $1.5 million of revenue. As of December 31, 2022, the Company has an immaterial account receivable balance with Lightforce Orthodontics.

22. SEGMENT INFORMATION

In its operation of the business, management, including the Company’s chief operating decision maker, who is also Chief Executive Officer, reviews the business as one segment. The Company currently ships its product to markets in the Americas, Europe Middle East and Africa (“EMEA”), and Asia Pacific (“APAC”). Disaggregated revenue data for those markets is as follows (in thousands):

Revenue during the year ended December 31, 2022

	Americas	EMEA	APAC	Total
Products	$124,778	$48,981	$16,489	$190,248
Services	11,324	6,159	1,292	18,775
Total	$136,102	$55,140	$17,781	$209,023

Revenue during the year ended December 31, 2021

	Americas	EMEA	APAC	Total
Products	$71,875	$22,404	$11,715	$105,994
Services	4,087	1,693	634	6,414
Total	$75,962	$24,097	$12,349	$112,408

Revenue during the year ended December 31, 2020

	Americas	EMEA	APAC	Total
Products	$5,250	$6,629	$1,839	$13,718
Services	1,415	1,159	178	2,752
Total	$6,665	$7,788	$2,017	$16,470

During the years ended December 31, 2022, 2021 and 2020, the Company recognized the following revenue from service contracts and cloud-based software licenses over time, and hardware and consumable product shipments and subscription software at a point in time (in thousands):

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended
	December 31,
	2022	2021	2020
Revenue recognized at a point in time	$190,248	$105,994	$13,718
Revenue recognized over time	18,775	6,414	2,752
Total	$209,023	$112,408	$16,470

The Company’s operations are principally in the United States. The locations of long-lived assets, including property, plant and equipment, net and operating lease right-of-use assets, are summarized as follows (in thousands):

	Years Ended December 31,
	2022	2021
Americas	$56,145	$58,355
EMEA	16,399	11,289
APAC	5,874	6,861
Total long-lived assets	$78,418	$76,505

23. NET LOSS PER SHARE

The Company computes basic loss per share and the weighted-average number of Common Stock shares outstanding during each period. Diluted earnings per share include shares issuable upon exercise of outstanding stock options and stock-based awards where the conversion of such instruments would be dilutive.

	Years Ended December 31,
(in thousands, except per share amounts)	2022	2021	2020
Numerator for basic and diluted net loss per share:
Net loss	$(740,343)	$(240,334)	$(34,015)
Denominator for basic and diluted net loss per share:
Weighted-average shares	314,817	260,770	157,906
Net loss per share—Basic and Diluted	$(2.35)	$(0.92)	$(0.22)

The Company’s potential dilutive securities, which include outstanding Common Stock options, unvested restricted stock units, unvested restricted stock awards and outstanding Common Stock warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding as of December 31, 2022, 2021, and 2020, from the computation of diluted net loss per share attributable to common stockholders because including them would have an anti-dilutive effect (in thousands):

	Years Ended December 31,
	2022	2021	2020
Common Stock options outstanding	8,423	13,249	19,553
Unvested restricted stock units outstanding	22,145	16,395	683
Unvested restricted stock awards outstanding	102	264	279
6.0% Convertible Senior Notes due 2027	86,466	—	—
Common Stock warrants outstanding	—	—	25,010
Unvested Trine Founder Shares, held in escrow	—	—	1,851
Total shares	117,136	29,908	47,376

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24. RESTRUCTURING CHARGES

In June 2022, the Board of Directors approved a strategic integration and cost optimization initiative that includes a global workforce reduction, facilities consolidation, and other operational savings measures (the “Initiative”). The purpose of the Initiative is to streamline the Company’s operational structure, reducing its operating expenses and managing its cash flows.

During the year ended December 31, 2022, the Company recorded the following activity in accrued expenses and other current liabilities in the consolidated balance sheet (in thousands):

Year Ended
December 31, 2022
Accrued expenses, January 1, 2022	$—
Restructuring charges	14,270
Cash payments	(2,829)
Stock-based compensation	(7,312)
Inventory write-off	(3,085)
Restructuring accrual estimate adjustment	51
Accrued expenses, December 31, 2022	$1,095

During the year ended December 31, 2022, the Company recorded restructuring charges of $14.3 million related to employee severance, benefits and related costs, inventory write-offs and facility consolidations which were expensed as follows (in thousands):

Year Ended
December 31, 2022
Cost of goods sold	$3,273
Research and development(1)	8,485
Sales and marketing	1,131
General and administrative	998
Interest and other (expense) income, net	383
Total restructuring charges(2)	$14,270

(1) Includes $7.3 million of stock-based compensation expense incurred in connection with the Initiative.

(2) Lease termination costs associated with the Initiative have yet to be determined, pending completion of the facility rationalization assessment. Other costs related to operational savings measures associated with the Initiative have yet to be determined.

As of December 31, 2022, the Company had $0.8 million of restructuring charges, recorded in accrued expenses and other current liabilities in the consolidated balance sheet.

In January 2023, the Company committed to additional action to continue and expand the Initiative, resulting in an estimated $19.6 million to $26.0 million of additional restructuring costs. The Company anticipates that the Initiative will be substantially complete by the end of 2023.

25. SUBSEQUENT EVENTS

On January 31, 2023, the Company committed to additional actions to continue and expand the Initiative. These additional actions include closing and consolidating select locations in the United States and Canada and reducing our workforce by an additional 15%., prioritizing investments and operations in line with near-term revenue generation, positioning us to achieve our long-term financial goals. For all committed restructuring activities under the Initiative, we expect to incur total pre-tax restructuring charges of $19.6 million to $26.0 million related to one-time termination benefits and associated costs, inventory write-offs, lease termination and equipment exit costs, and contract termination costs. The Company continues to anticipate that the Initiative will be substantially complete by the end of 2023.

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 8, 2020, the Company, then operating under the name Trine Acquisition Corp., held a special meeting of stockholders (the “2020 Special Meeting”) to approve certain matters relating to its proposed business combination with Desktop Metal, Inc. and Sparrow Merger Sub, Inc. Two of these matters were (1) a proposal to increase the total number of authorized shares of the Company’s Class A common stock, par value $0.0001 per share (the “Class A common stock”), from 100,000,000 shares to 500,000,000 shares (the “Class A Increase Amendment”) and (2) an amendment and restatement of its certificate of incorporation to read in its entirety as set forth in the Amended and Restated Certificate of Incorporation (“New Certificate of Incorporation”). The Class A Increase Amendment and the New Certificate of Incorporation were approved by a majority of the shares of Class A and Class B common stock of the Company, voting together as a single class, that were outstanding as of the record date for the 2020 Special Meeting. After the 2020 Special Meeting, a certificate of amendment with respect to the Class A Increase Amendment became effective, the business combination was consummated, the New Certificate of Incorporation became effective, and Company changed its name to Desktop Metal, Inc.

A recent decision of the Delaware Court of Chancery has created uncertainty as to whether Section 242(b)(2) of the Delaware General Corporation Law (“DGCL”) would have required the Class A Increase Amendment and the New Certificate of Incorporation to be approved by a separate vote of the majority of the Company’s then-outstanding shares of Class A common stock, in addition to a majority of the shares of Class A and Class B common stock voting together (“Boxed Decision”). While the Company believes that the Company's shares have been validly authorized since their original issuance, in light of the Boxed Decision, on February 13, 2023 the Company filed a petition in the Court of Chancery pursuant to Section 205 of the DGCL seeking validation of the Class A Increase Amendment, the New Certificate of Incorporation, and the shares issued in reliance on the effectiveness of the Class A Increase Amendment and the New Certificate of Incorporation to resolve any uncertainty with respect to those matters. Section 205 of the DGCL permits the Court of Chancery, in its discretion, to ratify and validate potentially defective corporate acts and stock after considering a variety of factors.

On February 28, 2023, the Court of Chancery granted the Company’s Petition and issued an order providing that “1. The Class A Increase Amendment, including the filing and effectiveness thereof, is hereby validated and declared effective as of 12:01 a.m. (EDT) on December 9, 2020, 2. The New Certificate of Incorporation, including the filing and effectiveness thereof, is hereby validated and declared effective as of 4:15 p.m. (EDT) on December 9, 2020 and 3. All shares of capital stock of the Company issued in reliance on the effectiveness of the Class A Increase Amendment and New Certificate of Incorporation are hereby validated and declared effective as of the date and time of the original issuance of such shares.” The Court’s granting of the Section 205 Petition has addressed and eliminated the uncertainty created by the Boxed Decision.