Form 10-Q
period 2023-03-31
Desktop Metal, Inc.
filed 2023-05-10
CIK 1754820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 5, 2023, there were 321,460,345 shares of the registrant’s Class A common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DESKTOP METAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$101,252	$76,291
Current portion of restricted cash	4,595	4,510
Short‑term investments	48,554	108,243
Accounts receivable	35,603	38,481
Inventory	98,221	91,736
Prepaid expenses and other current assets	21,067	16,325
Assets held for sale	6,871	830
Total current assets	316,163	336,416
Restricted cash, net of current portion	612	1,112
Property and equipment, net	45,262	56,271
Goodwill	113,571	112,955
Intangible assets, net	210,117	219,830
Other noncurrent assets	28,461	27,763
Total Assets	$714,186	$754,347
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,988	$25,105
Customer deposits	12,300	11,526
Current portion of lease liability	6,106	5,730
Accrued expenses and other current liabilities	28,026	26,723
Current portion of deferred revenue	14,639	13,719
Current portion of long‑term debt, net of deferred financing costs	403	584
Total current liabilities	83,462	83,387
Long-term debt, net of current portion	252	311
Convertible notes	112,017	111,834
Lease liability, net of current portion	17,679	17,860
Deferred revenue, net of current portion	3,965	3,664
Deferred tax liability	8,074	8,430
Other noncurrent liabilities	3,167	1,359
Total liabilities	228,616	226,845
Commitments and Contingencies (Note 17)
Stockholders’ Equity
Preferred Stock, $0.0001 par value—authorized, 50,000,000 shares; no shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Common Stock, $0.0001 par value—500,000,000 shares authorized; 320,477,686 and 318,235,106 shares issued at March 31, 2023 and December 31, 2022, respectively, 320,401,389 and 318,133,434 shares outstanding at March 31, 2023 and December 31, 2022, respectively	32	32
Additional paid‑in capital	1,883,764	1,874,792
Accumulated deficit	(1,361,596)	(1,308,954)
Accumulated other comprehensive loss	(36,630)	(38,368)
Total Stockholders’ Equity	485,570	527,502
Total Liabilities and Stockholders’ Equity	$714,186	$754,347

See notes to condensed consolidated financial statements

DESKTOP METAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2023	2022
Revenues
Products	$36,697	$39,476
Services	4,619	4,230
Total revenues	41,316	43,706
Cost of sales
Products	38,891	41,902
Services	3,789	3,132
Total cost of sales	42,680	45,034
Gross profit (loss)	(1,364)	(1,328)
Operating expenses
Research and development	23,144	24,605
Sales and marketing	9,607	19,689
General and administrative	18,202	23,857
Total operating expenses	50,953	68,151
Loss from operations	(52,317)	(69,479)
Interest expense	(811)	32
Interest and other (expense) income, net	(71)	(1,753)
Loss before income taxes	(53,199)	(71,200)
Income tax benefit	557	1,256
Net loss	$(52,642)	$(69,944)
Net loss per share—basic and diluted	$(0.16)	$(0.22)
Weighted average shares outstanding, basic and diluted	319,095,656	312,016,627

See notes to condensed consolidated financial statements.

DESKTOP METAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2023	2022
Net loss	$(52,642)	$(69,944)
Other comprehensive (loss) income, net of taxes:
Unrealized gain (loss) on available-for-sale marketable securities, net	189	12
Foreign currency translation adjustment	1,549	(11,047)
Total comprehensive (loss) income, net of taxes of $0	$(50,904)	$(80,979)

See notes to condensed consolidated financial statements.

DESKTOP METAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share amounts)

	Three Months Ended March 31, 2023
					Accumulated
					Other
	Common Stock		Additional		Comprehensive	Total
	Voting		Paid‑in	Accumulated	(Loss)	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
BALANCE—January 1, 2023	318,133,434	$32	$1,874,792	$(1,308,954)	$(38,368)	$527,502
Exercise of Common Stock options	495,876	—	597	—	—	597
Vesting of restricted Common Stock	25,375	—	—	—	—	—
Vesting of restricted stock units	1,808,422	—	—	—	—	—
Repurchase of shares for employee tax withholdings	(61,718)	—	(99)	—	—	(99)
Stock‑based compensation expense	—	—	8,474	—	—	8,474
Net loss	—	—	—	(52,642)	—	(52,642)
Other comprehensive income (loss)	—	—	—	—	1,738	1,738
BALANCE—March 31, 2023	320,401,389	$32	$1,883,764	$(1,361,596)	$(36,630)	$485,570

	Three Months Ended March 31, 2022
					Accumulated
					Other
	Common Stock		Additional		Comprehensive	Total
	Voting		Paid‑in	Accumulated	(Loss)	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
BALANCE—January 1, 2022	311,473,950	$31	$1,823,344	$(568,611)	$(6,414)	$1,248,350
Exercise of Common Stock options	786,693	—	900	—	—	900
Vesting of restricted Common Stock	84,384	—	—	—	—	—
Vesting of restricted stock units	520,265	—	—	—	—	—
Repurchase of shares for employee tax withholdings	(39,720)	—	(158)	—	—	(158)
Stock‑based compensation expense	—	—	9,912	—	—	9,912
Net loss	—	—	—	(69,944)	—	(69,944)
Other comprehensive income (loss)	—	—	—	—	(11,035)	(11,035)
BALANCE—March 31, 2022	312,825,572	$31	$1,833,998	$(638,555)	$(17,449)	$1,178,025

See notes to condensed consolidated financial statements.

DESKTOP METAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(52,642)	$(69,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,433	12,883
Stock‑based compensation	9,313	9,912
Amortization (accretion) of discount on investments	(382)	413
Amortization of deferred costs on convertible notes	183	—
Provision for bad debt	179	419
Loss on disposal of property and equipment	519	2
Net increase (decrease) in accrued interest related to marketable securities	(8)	949
Net unrealized (gain) loss on equity investment	402	1,700
Deferred tax benefit	(557)	(1,256)
Change in fair value of contingent consideration	—	(114)
Foreign currency transaction (gain) loss	(25)	195
Changes in operating assets and liabilities:
Accounts receivable	2,792	9,489
Inventory	(6,892)	(15,506)
Prepaid expenses and other current assets	(4,664)	(4,087)
Other assets	991	(210)
Accounts payable	(3,011)	(1,333)
Accrued expenses and other current liabilities	878	(3,391)
Customer deposits	705	2,980
Current portion of deferred revenue	1,127	721
Change in right of use assets and lease liabilities, net	(1,493)	(108)
Other liabilities	1,806	12
Net cash used in operating activities	(37,346)	(56,274)
Cash flows from investing activities:
Purchases of property and equipment	(1,011)	(4,074)
Proceeds from sale of property and equipment	3,071	6
Purchase of marketable securities	(4,973)	—
Proceeds from sales and maturities of marketable securities	64,840	98,625
Cash paid for acquisitions, net of cash acquired	(500)	(23)
Net cash provided by investing activities	61,427	94,534
Cash flows from financing activities:
Proceeds from the exercise of stock options	597	900
Payment of taxes related to net share settlement upon vesting of restricted stock units	(99)	(158)
Repayment of loans	(250)	(43)
Net cash provided by financing activities	248	699
Effect of exchange rate changes on cash, cash equivalents and restricted cash	217	(349)
Net increase (decrease) in cash, cash equivalents, and restricted cash	24,546	38,610
Cash, cash equivalents, and restricted cash at beginning of period	81,913	68,258
Cash, cash equivalents, and restricted cash at end of period	$106,459	$106,868

Supplemental disclosures of cash flow information

Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total shown in the condensed consolidated statements of cash flows:

Cash and cash equivalents	$101,252	$103,590
Restricted cash included in other current assets	4,595	2,166
Restricted cash included in other noncurrent assets	612	1,112
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$106,459	$106,868

Supplemental cash flow information:
Interest paid	$—	$—
Taxes paid	$—	$—

Non‑cash investing and financing activities:
Net unrealized (gain) loss on investments	$(189)	$(12)
Additions to right of use assets and lease liabilities	$1,531	$7,784
Purchase of property and equipment included in accounts payable	$183	$313
Purchase of property and equipment included in accrued expense	$32	$—
Transfers from property and equipment to inventory	$275	$1,721
Transfers from PP&E to Asset Held-For-Sale	$6,040	$—
Transfers from inventory to property and equipment	$1,067	$605

See notes to condensed consolidated financial statements.

1. ORGANIZATION, NATURE OF BUSINESS, AND RISK AND UNCERTAINTIES

Organization and Nature of Business

Desktop Metal, Inc. is a Delaware corporation headquartered in Burlington, Massachusetts. The company was founded in 2015 and is accelerating the transformation of manufacturing with 3D printing solutions for engineers, designers, and manufacturers. The Company designs, produces and markets 3D printing systems and services to a variety of end customers.

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

Unless otherwise indicated or the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company” and “Desktop Metal” refer to the consolidated operations of Desktop Metal, Inc., and its subsidiaries. References to “Trine” refer to the company prior to the consummation of the Business Combination and references to “Legacy Desktop Metal” refer to Desktop Metal Operating, Inc. prior to the consummation of the Business Combination.

Risks and Uncertainties

The Company is subject to a number of risks similar to those of other companies of similar size in its industry, including, but not limited to, the need for successful development of products, the need for additional funding, competition from substitute products and services from larger companies, protection of proprietary technology, patent litigation, dependence on key individuals, and risks associated with changes in information technology. The Company has financed its operations to date primarily with proceeds from the sale of preferred stock, the Business Combination, and the sale of convertible senior notes due in 2027 (the “2027 Notes”) in May 2022. The Company’s long-term success is dependent upon its ability to successfully market its products and services; generate revenue; maintain or reduce its operating costs and expenses; meet its obligations; obtain additional capital when needed; and, ultimately, achieve profitable operations. Management believes that existing cash and short-term investments as of March 31, 2023 will be sufficient to fund operating and capital expenditure requirements through at least twelve months from the date of issuance of these consolidated financial statements.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the financial statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. See the below discussion of changes to the Company’s policies for assets held for sale. There have been no other changes to the Company’s significant accounting policies during the first three months of fiscal year 2023.

Assets Held for Sale

We classify long-lived assets or asset groups we plan to sell as held for sale on our consolidated balance sheets only after certain criteria have been met including: (i) management has the authority and commits to a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, (iii) an active program to locate a buyer and the plan to sell the asset have been initiated, (iv) the sale of the asset is probable within 12 months, (v) the asset is being actively marketed at a reasonable sales price relative to its current fair value, and (vi) it is unlikely that the plan to sell will be withdrawn or that significant changes to the plan will be made. We record assets or asset groups held for sale at the lower of their carrying value or fair value less costs to sell.

3. REVENUE RECOGNITION

Contract Balances

The Company’s deferred revenue balance was $18.6 million and $17.4 million as of March 31, 2023, and December 31, 2022, respectively. During the three months ended March 31, 2023, the Company recognized $3.4 million of existing deferred revenue from 2022. During the year ended December 31, 2022, the Company recognized $14.3 million of existing deferred revenue from 2021. The deferred revenue consists of billed post-installation customer support and maintenance, cloud-based software licenses that are recognized ratably over the term of the agreement, and contracts that have outstanding performance obligations or contracts that have acceptance terms that have not yet been fulfilled.

Contract assets were not significant during the three months ended March 31, 2023 and 2022.

Remaining Performance Obligations

At March 31, 2023, the Company had $18.6 million of remaining performance obligations, of which approximately $14.6 million is expected to be fulfilled over the next 12 months, notwithstanding uncertainty related to customer site readiness and unanticipated economic events, which could have an adverse effect on the timing of delivery and installation of products and/or services to customers. In addition, the Company also had customer deposits of $12.3 million at March 31, 2023.

4. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company’s cash equivalents and short-term investments are invested in the following (in thousands):

	March 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$43,944	$—	$—	$43,944
Total cash equivalents	43,944	—	—	43,944
Commercial paper	4,994	—	—	4,994
Corporate bonds	18,213	—	(73)	18,140
U.S. Treasury securities	9,937	—	(37)	9,900
Government bonds	14,874	—	(40)	14,834
Total short-term investments	48,018	—	(150)	47,868
Total cash equivalents and short-term investments	$91,962	$—	$(150)	$91,812

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$51,274	$—	$—	$51,274
Total cash equivalents	51,274	—	—	51,274
Commercial paper	39,781	—	—	39,781
Corporate bonds	28,970	—	(156)	28,814
U.S. Treasury securities	19,896	—	(78)	19,818
Government bonds	14,846	—	(102)	14,744
Asset-backed securities	4,000	—	(2)	3,998
Total short-term investments	107,493	—	(338)	107,155
Total cash equivalents and short-term investments	$158,767	$—	$(338)	$158,429

During the year ended December 31, 2021, the Company made a $20.0 million investment in equity securities of a publicly-traded company. The Company records this investment at fair value within short-term investments, which was $0.7 million as of March 31, 2023. During the three months ended March 31, 2023, the Company recorded an unrealized loss due to the change in fair value of the equity securities of $0.4 million, respectively, in interest and other (expense) income, net in the consolidated statements of operations.

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

The following fair value hierarchy table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the inputs the Company utilized to determine such fair value (in thousands):

	March 31, 2023
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Items	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$43,944	$—	$—	$43,944
Commercial paper	—	4,994	—	4,994
Corporate bonds	—	18,140	—	18,140
U.S. Treasury securities	—	9,900	—	9,900
Government bonds	—	14,834	—	14,834
Equity securities	686	—	—	686
Other investments	—	—	2,000	2,000
Total assets	$44,630	$47,868	$2,000	$94,498
Liabilities:
Contingent consideration	$—	$—	$1,754	$1,754
Total liabilities	$—	$—	$1,754	$1,754

	December 31, 2022
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Items	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$51,274	$—	$—	$51,274
Commercial paper	—	39,781	—	39,781
Corporate bonds	—	28,814	—	28,814
U.S. Treasury securities		19,818		19,818
Government bonds	—	14,744	—	14,744
Asset-backed securities	—	3,988	—	3,998
Equity securities	1,088	—	—	1,088
Other investments	—	—	2,000	2,000
Total assets	$52,362	$107,145	$2,000	$161,517
Liabilities:
Contingent consideration	$—	$—	$2,587	$2,587
Total liabilities	$—	$—	$2,587	$2,587

The Company has determined that the estimated fair value of its corporate bonds and commercial paper are reported as Level 2 financial assets as they are based on model-driven valuations in which all significant inputs are observable, or can be derived from or corroborated by observable market data for substantially the full term of the asset.

Equity securities include investments made via publicly-traded securities. The Company has determined that the estimated fair value of its equity securities is reported as Level 1 financial assets as they are based on quoted market prices in active markets for identical assets. During the three months ended March 31, 2023, the Company recorded an unrealized loss due to the change in fair value of the equity securities of $0.4 million in interest and other (expense) income, net in the consolidated statements of operations.

Other investments include investments made via convertible debt instruments totaling $2.0 million. The other investments are reported as a Level 3 financial asset because the methodology used to develop the estimated fair values includes significant unobservable inputs reflecting management’s own assumptions. Assumptions used in fair valuing convertible debt instruments include the rights and obligations of the notes the Company holds as well as the probability of a qualified financing event, acquisition, or change in control. During the three months ended March 31, 2022 and 2023, the Company did not recognize any gains or losses on convertible debt instruments.

The Aerosint acquisition included contingent consideration related to revenue metrics and technical milestones, with a fair value of $6.1 million as of the date of acquisition and a fair value of $1.8 million as of March 31, 2023. The contingent consideration liability was valued using a Monte Carlo simulation in a risk-neutral framework as well as a scenario-based approach (both special cases of the income approach), based on key inputs that are not all observable in the market and is classified as a Level 3 liability. The Company assesses the fair value of the contingent consideration liability at each reporting period, with any subsequent changes to the fair value of the liability reflected in the condensed consolidated statement of operations until the liability is settled. During the three months ended March 31, 2023, the Company did not recognize a gain or loss in fair value of contingent consideration. During the three months ended March 31, 2022, the Company recognized loss in fair value of contingent consideration of $0.1 million. During the three months ended March 31, 2023, the Company paid $0.8 million of contingent consideration in connection with the achievement of technical milestones. As of March 31, 2023, the $1.8 million balance of contingent consideration is recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

The 2027 Notes are valued as a single liability measured at amortized cost, as no other features require bifurcation and recognition as derivatives.

There were no transfers between fair value measure levels during the three months ended March 31, 2023 and 2022. The following table presents information about the Company’s movement in Level 3 assets measured at fair value (in thousands):

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$2,000	$6,750
Balance at end of period	$2,000	$6,750

The following table presents information about the Company’s movement in Level 3 liabilities measured at fair value (in thousands):

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$2,587	$5,654
Payment of contingent consideration liability	(833)	—
Changes in fair value	—	(114)
Balance at end of period	$1,754	$5,540

6. ACCOUNTS RECEIVABLE

The components of accounts receivable are as follows (in thousands):

	March 31,	December 31,
	2023	2022
Trade receivables	$37,422	$40,121
Allowance for doubtful accounts	(1,819)	(1,640)
Total accounts receivable	$35,603	$38,481

The following table summarizes activity in the allowance for doubtful accounts (in thousands):

	March 31,	December 31,
	2023	2022
Balance at beginning of period	$1,640	$665
Provision for uncollectible accounts, net of recoveries	179	1,393
Uncollectible accounts written off	—	(418)
Balance at end of period	$1,819	$1,640

7. INVENTORY

Inventory consists of the following (in thousands):

	March 31,	December 31,
	2023	2022
Raw materials	$46,763	$41,971
Work in process	13,531	11,936
Finished goods:
Deferred cost of sales	6,885	3,602
Manufactured finished goods	31,042	34,227
Total finished goods	37,927	37,829
Total inventory	$98,221	$91,736

8. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consists of the following (in thousands):

	March 31,	December 31,
	2023	2022
Prepaid operating expenses	$9,060	$5,705
Prepaid dues and subscriptions	2,886	2,674
Prepaid insurance	2,773	798
Government grants receivable	59	429
Prepaid taxes	1,818	395
Prepaid rent	403	383
Other	4,068	5,941
Total prepaid expenses and other current assets	$21,067	$16,325

9. ASSETS HELD FOR SALE

During the year ended December 31, 2022, in connection with the Company’s strategic integration and cost optimization initiative (the “Initiative”), as discussed in Note 24. Restructuring Charges, the Company approved a plan to sell a facility in Troy, Michigan, as well as related equipment in the facility. On March 31, 2023, in connection with the Initiative, the Company approved a plan to sell a facility in North Huntington, Pennsylvania. These assets have been classified as assets held for sale, on the basis that management was committed to a plan to dispose of the building at the balance sheet date and considered the sale to be probable within one year.

The Company ceased recording depreciation on these assets upon meeting the held for sale criteria. At March 31, 2023, and December 31, 2022, the total carrying value of assets held for sale was $6.9 million and $0.8 million, respectively. The estimated fair value less costs to sell the assets held for sale exceed their carrying values and hence no impairment was necessary during the three months ended March 31, 2023.

Subsequent to March 31, 2023, the Company completed the sale of the Troy, Michigan facility for $1.7 million.

10. PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following (in thousands):

	March 31,	December 31,
	2023	2022
Equipment	$45,312	$48,632
Leasehold improvements	18,401	18,527
Land and buildings	9,414	15,893
Construction in process	4,393	5,008
Furniture and fixtures	2,167	2,396
Software	1,908	2,183
Tooling	2,147	2,145
Computer equipment	1,851	2,076
Automobiles	1,138	1,180
Property and equipment, gross	86,731	98,040
Less: accumulated depreciation	(41,469)	(41,769)
Total property and equipment, net	$45,262	$56,271

Depreciation expense was $3.0 million and $3.1 million for the three months ended March 31, 2023 and 2022.

11. GOODWILL & INTANGIBLE ASSETS

The carrying amount of goodwill at March 31, 2023 and December 31, 2022 was $113.6 million and $113.0 million respectively, and has been recorded in connection with the Company’s acquisitions. The goodwill activity is as follows (in thousands):

	March 31,	December 31,
	2023	2022
Balance, beginning of year	$112,955	$639,301
Foreign currency translation adjustment	616	(26,940)
Measurement period adjustments	—	(606)
Goodwill impairment	—	(498,800)
Balance, end of period	$113,571	$112,955

No impairment of goodwill has been recorded for the three months ended March 31, 2023 and 2022.

The measurement period adjustments of $0.6 million during 2022, represent the final measurement period adjustments related to the acquisition of May Dental Lab, Inc. in October 2021 and the acquisition of the ExOne Company in November 2021.

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

The Company estimated the fair value using a weighted average of the income and market approaches. Specifically, the discounted cash flow method was used under the income approach and the guideline public company and guideline merged and acquired company methods were used under the market approach. The significant assumptions used under the income approach include management’s forecasts of future revenues and EBITDA margins used to calculate projected future cash flows, discount rates, and the terminal growth rate. The terminal value is based on an exit revenue multiple which requires significant assumptions regarding the selections of appropriate multiples that consider relevant market trading data. The Company bases its estimates and assumptions on its knowledge of the additive manufacturing industry, recent performance, expectations of future performance and other assumptions the Company believes to be reasonable. The significant assumptions used under the market approach include the control premium and selection of comparable companies and comparable transactions. Comparable companies and transactions are chosen based on factors including industry classification, geographic region, product offerings, earnings growth, and profitability.

Intangible assets consisted of the following (in thousands):

		March 31, 2023			December 31, 2022
	Weighted Average	Gross		Net	Gross		Net
	Remaining Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Lives (in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired technology	8.3	$196,996	$44,502	$152,494	$196,367	$36,919	$159,448
Trade name	10.1	12,464	2,789	9,675	12,459	2,374	10,085
Customer relationships	9.6	68,199	20,270	47,929	67,915	17,663	50,252
Capitalized software	0.2	518	500	18	518	473	45
Total intangible assets		$278,177	$68,060	$210,117	$277,259	$57,429	$219,830

During the three months ended March 31, 2023 and 2022, the Company recognized the following amortization expense (in thousands):

	Statement of	Three Months Ended March 31,
Category	Operations Line Item	2023	2022
Acquired technology	Cost of Sales	$6,927	$5,990
Acquired technology	Research and Development	553	443
Trade name	General and Administrative	415	422
Customer relationships	Sales and Marketing	2,520	2,902
Capitalized software	Research and Development	27	27
		$10,442	$9,784

The Company expects to recognize the following amortization expense (in thousands):

Amortization Expense
2023	$31,339
2024	41,873
2025	39,370
2026	29,324
2027	21,083
2028 and after	47,128
Total intangible amortization	$210,117

12. OTHER NONCURRENT ASSETS

The following table summarizes the Company’s components of other noncurrent assets (in thousands):

	March 31,	December 31,
	2023	2022
Right of use asset	$22,515	$22,147
Other investments	2,000	2,000
Long-term deposits	491	573
Other	3,455	3,043
Total other noncurrent assets	$28,461	$27,763

13. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the Company’s components of accrued expenses and other current liabilities (in thousands):

	March 31,	December 31,
	2023	2022
Compensation and benefits related	$8,396	$8,058
Warranty reserve	4,385	4,301
Current portion of contingent consideration	1,754	2,587
Current portion of acquisition consideration	1,603	1,750
Franchise and royalty fees	1,946	1,448
Inventory purchases	1,296	925
Professional services	804	917
2027 Notes Interest	3,267	901
Commissions	485	897
Income tax payable	679	761
Sales and use and franchise taxes	449	286
Other	2,962	3,892
Total accrued expenses and other current liabilities	$28,026	$26,723

The Company recorded warranty reserve as of March 31, 2023 and December 31, 2022, respectively, as follows (in thousands).

	March 31,	December 31,
	2023	2022
Warranty reserve, at the beginning of the period	$4,301	$4,048
Warranty reserve assumed in acquisition	4	—
Additions to warranty reserve	252	4,484
Claims fulfilled	(172)	(4,231)
Warranty reserve, at the end of the period	$4,385	$4,301

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

The 2027 Notes are valued as a single liability measured at amortized cost, which approximates fair value, as no other features require bifurcation and recognition as derivatives. The following table presents the outstanding principal amount and carrying value of the 2027 Notes as of the date indicated (in thousands):

	March 31,	December 31
	2023	2022
Principal	$115,000	$115,000
Unamortized debt discount	(2,357)	(2,502)
Unamortized debt issuance costs	(626)	(664)
Net carrying value	$112,017	$111,834

The annual effective interest rate for the 2027 Notes was approximately 6.1%. Interest expense related to the 2027 Notes for the periods presented below are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Coupon interest	$1,725	$—
Amortization of debt discount	144	—
Amortization of transaction costs	39	—
Total interest expense	$1,908	$—

Bank Debt—In connection with the acquisition of A.I.D.R.O., the Company acquired three loans (“Bank Loans”) totaling $1.1 million in aggregate. The Bank Loans have term of 4.5 years and mature from September 2024 through September 2025, with interest rates ranging from 1.70% to 2.10%. Payments of principal and interest are made quarterly. During the three months ended March 31, 2023 and 2022, the Company paid $0.1 million and $0.1 million, respectively, and as of March 31, 2023, $0.5 million remains outstanding. $0.3 million of the outstanding debt is recorded within current portion of long-term debt, net of deferred financing costs and $0.2 million is recorded within long-term debt, in the condensed consolidated balance sheets.

15. OTHER NONCURRENT LIABILITIES

The following table summarizes the Company’s components of other noncurrent liabilities (in thousands):

	March 31,	December 31,
	2023	2022
Taxes payable	$1,034	$1,034
Other	2,133	325
Total other noncurrent liabilities	$3,167	$1,359

16. LEASES

Lessee

At March 31, 2023, the Company recorded $22.5 million as a right of use asset and $23.8 million as a lease liability. At December 31, 2022, the Company recorded $22.1 million as a right of use asset and $23.6 million as a lease liability. The Company assesses its right of use asset and other lease-related assets for impairment. There were no impairments recorded related to these assets during the three months ended March 31, 2023 and the year ended December 31, 2022.

The Company reviews all supplier, vendor, and service provider contracts to determine whether any service arrangements contain a lease component. The Company identified two service agreements that contain an embedded lease. The agreements do not contain fixed or minimum payments, and the variable lease expense was immaterial during the three months ended March 31, 2023 and 2022.

Information about other lease-related balances is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Lease cost
Operating lease cost	$1,501	$1,460
Short‑term lease cost	55	70
Variable lease cost	34	61
Finance lease cost	23	19
Total lease cost	$1,613	$1,610
Other Information
Operating cash flows used in operating leases	$1,730	$1,464
Operating cash flows used in finance leases	21	21
Weighted‑average remaining lease term—operating leases (years)	5.0	3.5
Weighted‑average remaining lease term—finance leases (years)	7.1	7.6
Weighted‑average discount rate—operating leases	4.5%	3.9%
Weighted‑average discount rate—finance leases	3.1%	1.5%

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

Future minimum lease payments under noncancelable operating leases, including immaterial future minimum lease payments under finance leases, at March 31, 2023, are as follows (in thousands):

	Operating Leases	Finance Leases
2023	$5,285	$62
2024	5,505	78
2025	4,721	77
2026	3,796	77
2027	3,505	77
2028 and after	2,966	317
Total lease payments	25,778	688
Less amount representing interest	(2,598)	(83)
Total lease liability	23,180	605
Less current portion of lease liability	(6,042)	(64)
Lease liability, net of current portion	$17,138	$541

In February 2022, the Company amended its existing facility lease for the ExOne European headquarters and operating facility in Gersthofen, Germany, extending the lease term set to expire in December 2022 through December 2027, with the option to extend for two additional five-year extension periods. The rent is fixed through December 31, 2024, for an aggregate annual rent totaling $1.7 million, plus applicable taxes and is subject to adjustment on an annual basis thereafter (in accordance with the consumer price index for Germany) through December 31, 2027.

17. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company may face legal claims or actions in the normal course of business. At each reporting date, the Company evaluates whether a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred the costs related to its legal proceedings. While the outcome of these claims cannot be predicted with certainty, management does not believe the outcome of any current legal proceedings will have a material adverse impact on the Company’s condensed consolidated financial statements.f

As previously disclosed, between September 2021 and the closing of the ExOne Merger on November 12, 2021, twelve putative class action complaints were filed by purported ExOne shareholders against ExOne and the former ExOne Board of Directors alleging violations of federal securities laws in connection with the S-4 filed by ExOne for the ExOne Merger. All have been dismissed.

As previously disclosed, on November 8, 2021, another purported stockholder, Leo Lissog Goldstein, filed a Section 220 complaint in Delaware Chancery Court against ExOne (Goldstein v. The ExOne Company, Case No. 2021-0958-KSJM). Mr. Goldstein seeks to discover certain books and records of the company related to the ExOne Merger purportedly in order to investigate, among other things, the events leading up to and the disclosures made in connection with the ExOne Merger. Mr. Goldstein has also moved to intervene and stay the Campanella action, discussed below, until his Section 220 action is complete. Mr. Goldstein dismissed his complaint on February 14, 2023.

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

As previously disclosed, on December 21, 2021, January 14, 2022, February 2, 2022 and February 22, 2022, four alleged shareholders of Desktop Metal stock filed purported securities class action complaints in the United States District Court for the District of Massachusetts. (Luongo v. Desktop Metal, D. Mass., Case No. 1:21-cv-12099-IT; Hathaway v. Desktop Metal, D. Mass., Case No. 1:22-cv-10059-IT; Guzman-Martinez v. Desktop Metal, D. Mass, Case No. 1:22-cv-10173, Xie v. Desktop Metal, Case No. 1:22-cv-10297-IT). Each complaint alleges that Desktop Metal and certain of its officers and directors violated Sections 10(b) and 20(a) of the Securities and Exchange Act by making false or misleading statements regarding EnvisionTEC’s manufacturing and product compliance practices and procedures. On February 4, 2022, the court issued an order consolidating the first three District of Massachusetts securities class actions. On July 7, 2022, the court appointed Sophia Zhou lead plaintiff for the class period of February 17, 2021 through November 15, 2021. The court also vacated its earlier order consolidating the Xie action with the other lawsuits and will allow that action to proceed separately, with a new notice to investors, based on a class period of January 15, 2021 to February 16, 2021. On September 29, 2022, the Court re-consolidated the Xie action with the other actions for all pre-trial proceedings. Plaintiffs filed a Consolidated Complaint on December 19, 2022. On February 28, 2023, Defendants moved to dismiss the Consolidated Complaint. The parties will complete briefing on the motion to dismiss in May 2023.

As previously disclosed, on July 12, 2022, two alleged shareholders of Desktop Metal stock filed derivative actions purportedly on behalf of Desktop Metal in the United States District Court for the District of Massachusetts. (Keyser v. Fulop, et al., Case No. 1:22-cv-11117; Qi v. Fulop, et al., Case No. 1:22-cv-1118). On July 22, 2022, an alleged shareholder of Desktop Metal stock filed a similar derivative complaint in the United States District Court for the District of Delaware (Cherry v. Fulop, et al., Case No. 1:22-cv-00962). The complaints allege that certain officers and directors of Desktop Metal caused harm to the Company by violating Section 14(A) of the Exchange Act and SEC Rule 14a-9 and breaching their fiduciary duties by making false or misleading statements regarding EnvisionTEC’s manufacturing and product compliance practice and procedures. The matters are stayed pending the outcome of Defendants’ motion to dismiss in the D. Mass. securities class action.

As previously disclosed, on February 9, 2023, purported stockholder Jeffrey Schantz sent a demand letter to the company, requesting certain books and records of the company related to the December 8, 2020 transaction in which Trine Acquisition Corp. (“Trine”), a SPAC, merged with Desktop Metal.

The Company believes that these complaints are all without merit and intends to defend against them vigorously.

Commitments

The Company has entered into legally binding agreements with certain suppliers to purchase materials used in the manufacturing of the Company’s products. As of March 31, 2023, the Company had outstanding purchase orders with contract manufacturers in the amount of $47.2 million which are not included in the condensed consolidated balance sheets. The Company has an additional purchase commitment of $22.0 million through 2027 for equipment that it plans to lease to customers in connection with digital dentistry solution offerings related to the Desktop Labs platform.

The Company has also entered into licensing and royalty agreements with certain manufacturing and software companies and universities related to the use of patented technology. Under the terms of each agreement, the Company has made initial, immaterial one-time payments and is obligated to pay a set percentage, ranging from 4% - 13%, of all consideration received by the Company for sales of related products and services, until the agreements are terminated. The Company’s aggregate minimum annual commitment under these contracts is $0.6 million. During the three months ended March 31, 2023 and 2022, the Company recorded immaterial licensing and royalty fees.

As a result of the acquisition of ExOne, the Company assumed short-term financial guarantees and letters of credit. Within the Company’s normal course of operations, it issues these short-term financial guarantees and letters of credit through a credit facility with a German bank to third parties in connection with certain commercial transactions requiring security. The credit facility provides a capacity amount of $5.4 million for the issuance of financial guarantees and letters of credit for commercial transactions requiring security. The credit facility does not require cash collateral for the issuance of financial guarantees and letters of credit for commercial transactions requiring security for amounts up to $1.1 million. Amounts in excess of $1.1 million require cash collateral under the credit facility.

At March 31, 2023, total outstanding financial guarantees and letters of credit issued by the Company under the credit facility were $4.0 million, of which $1.2 million have expiration dates ranging from March 2023 to January 2024, and the remaining $2.8 million with no expiration date. At March 31, 2023, cash collateral of $4.0 million was required for financial guarantees and letters of credit issued under the credit facility, and is included in current portion of restricted cash in the consolidated balance sheets.

18. INCOME TAXES

The Company’s provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items arising in that quarter. The Company’s effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on its deferred tax assets as it is more likely than not that some or all of the Company’s deferred tax assets will not be realized. During the three months ended March 31, 2023 and 2022, the Company recorded an income tax benefit of $0.6 million and $1.3 million, respectively.

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s consolidated financial statements and tax returns. Deferred tax assets and liabilities are determined based upon the differences between the consolidated financial statements carrying amounts and the tax bases of existing assets and liabilities and for loss and credit carryforwards, using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. As a result of the fact that the Company has incurred tax losses from inception, the Company maintains that it is more likely than not that the Company would not realize the benefits of federal and state net deferred tax assets nor the benefits of deferred tax assets in certain non-U.S. jurisdictions.

The Company provides reserves for potential payments of taxes to various tax authorities related to uncertain tax positions. Amounts recognized are based on a determination of whether a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be sustained on audit. The amount associated with uncertain tax positions are recorded as a component of income tax expense. As of March 31, 2023, the Company has accrued uncertain tax positions of approximately $1.0 million related to the EnvisionTEC acquisition. The amounts relate to U.S. state and foreign tax positions. Included in the balance of unrecognized tax benefits as of March 31, 2023 are amounts that, if recognized, would impact the effective tax rate. As of December 31, 2022, the Company had a liability of $1.0 million for uncertain tax positions acquired in various acquisitions during 2021. At December 31, 2022, the Company had a balance in accrued interest and penalties related to uncertain tax positions of $0.2 million.

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

Stock Options

The option activity of the Plans for the three months ended March 31, 2023, is as follows (shares in thousands):

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic Value
	Shares	per Share	(in years)	(in thousands)
Outstanding at January 1, 2023	8,423	$1.83	6.02	$922,092
Exercised	(496)	$1.20
Forfeited/expired	(156)	$2.12
Outstanding at March 31, 2023	7,771	$1.86	5.70	4,720
Options vested at March 31, 2023	6,770	$1.92	5.47	3,829
Options vested or expected to vest at March 31, 2023	7,763	$1.86	5.70	4,713

The aggregate intrinsic value of options exercised during the three months ended March 31, 2023 and 2022, was $0.5 million and $2.5 million, respectively.

The total stock-based compensation expense related to stock options was $0.4 million and $0.9 million during the three months ended March 31, 2023 and 2022, respectively. Total unrecognized stock-based compensation expense related to unvested stock options at March 31, 2023, aggregated $1.8 million and is expected to be recognized over a weighted-average period of 1.3 years.

Performance-Based Stock Options (included above)

During the year ended December 31, 2020, 560,256 performance-based stock options were granted to key employees of the Company. These awards vest upon the achievement of certain performance milestones by the Company and prescribed service milestones by the employee. During the year ended December 31, 2021, 83,958 performance-based stock options were forfeited due to employee termination. During the year ended December 31, 2022, 290,038 performance-based stock options were forfeited due to employee termination and the remaining 186,260 performance-based stock options outstanding expired without vesting as the performance milestones were not achieved by the Company, as such, there is no unrecognized compensation cost related to these awards.

Restricted Stock Awards

In connection with acquisitions, the Company has granted restricted stock awards (“RSAs”) that are considered post-combination expense and accounted for as stock-based compensation as the shares vest.

The activity for stock subject to vesting as of March 31, 2023, is as follows (shares in thousands):

	Shares Subject	Weighted-Average
	to Vesting	Grant Date Fair Value
Balance of unvested shares as of January 1, 2023	102	$ 8.78
Vested	(25)	$ 1.94
Balance of unvested shares as of March 31, 2023	77	$ 8.78

The total stock-based compensation expense related to RSAs during the three months ended March 31, 2023 and 2022 was $0.2 million and $0.4 million, respectively. At March 31, 2023, the total unrecognized stock-based compensation expense related to unvested RSAs is $0.6 million and is expected to be recognized over a weighted-average period of 0.9 years.

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

RSU activity under the 2020 Plan for the three months ended March 31, 2023, is as follows (shares in thousands):

	Shares Subject	Weighted-Average
	to Vesting	Grant Date Fair Value
Balance of unvested shares as of January 1, 2023	22,145	$ 4.15
Granted	3,895	$ 1.91
Vested	(1,808)	$ 4.90
Cancelled/Forfeited	(1,356)	$ 4.09
Balance of unvested shares as of March 31, 2023	22,876	$ 3.71

The total stock-based compensation expense related to RSUs during the three months ended March 31, 2023 and 2022 was $8.7 million and $8.6 million, respectively. Total unrecognized compensation costs related to unvested RSUs at March 31, 2023, is $67.6 million and is expected to be recognized over a period of 2.7 years.

RSUs include awards that vest subject to certain performance and market-based criteria.

Performance-Based Restricted Stock Units (included above)

During the year ended December 31, 2021, 670,000 performance-based RSUs were granted to key employees of the Company. These awards vest upon the achievement of certain performance milestones by the Company and prescribed service milestones by the employee. No performance-based RSUs vested during the years ended December 31, 2022 and 2021. During the year ended December 31, 2021, 120,000 awards expired due to performance milestones not being achieved. During the year ended December 31, 2022, 400,000 performance-based RSUs were forfeited due to employee termination. During the three months ended March 31, 2023, no performance-based RSUs vested or were forfeited. As of March 31, 2023, 150,000 performance-based RSUs remain outstanding.

During the year ended December 31, 2020, 124,300 performance-based RSUs were granted to a key employee of the Company. This award vests upon the achievement of certain performance milestones by the Company and prescribed service milestones by the employee. No performance-based RSUs vested during the years ended December 31, 2022 and 2021, or during the three months ended March 31, 2023. As of March 31, 2023, 124,300 performance-based RSUs remain outstanding.

Market-Based Restricted Stock Units (included above)

In October 2021 the Compensation Committee of the Company’s Board of Directors awarded certain executive officers a total of up to 9,070,269 market-based RSUs. These RSUs will vest and result in the issuance of shares of Common Stock based on continuing employment and the achievement of certain market conditions set by the Company.

During the year ended December 31, 2021, one of the executive officers resigned from the Company, forfeiting his market-based RSUs. As the service condition was not met prior to his resignation, no stock-based compensation expense was recorded for this award. No market-based RSUs vested or were forfeited during the year ended December 31, 2022 or during the three months ended March 31, 2023. As of March 31, 2023, 6,802,702 market-based RSUs remain outstanding.

Bonus Program

In June 2022, the Compensation Committee approved an amendment to the Company’s bonus program ("2022 Bonus Program"). Certain employees were granted dollar bonus amounts, which were paid out in RSUs during the three months ended March 31, 2023. The number of RSUs awarded was determined using the closing price of the Company's Common Stock on the date of the Board's final certification of the Company's performance attainment and awards to be issued to each employee. The Company accounted for these awards as liability-based awards until the awards were achieved, at which point the Company accounted for these awards as equity-based awards.

The Company’s 2023 bonus program (“2023 Bonus Program”) will be paid out in RSUs determined using the closing price of the Company's Common Stock on the date of the Board's final certification of the Company's performance attainment and awards to be issued to each employee. The Company has accounted for these awards as liability-based awards, since the monetary value of the obligation associated with the award is based predominantly on a fixed monetary amount known at inception, and it has an unconditional obligation that it must or may settle by issuing a variable number of its equity shares. The Company will recognize stock-based compensation expense over the employees’ requisite service period, based on the expected attainment of the Company-wide targets. As of March 31, 2023, the Company has accrued $1.6 million associated with these awards, which is recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

Stock-Based Compensation Expense

Total stock-based compensation expense related to all of the Company’s stock-based awards granted is reported in the consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$4,277	$4,720
General and administrative expense	3,968	3,420
Sales and marketing expense	388	1,285
Cost of sales	680	487
Total stock-based compensation expense	$9,313	$9,912

During the three months ended March 31, 2023, the Company recognized $1.6 million of stock-based compensation expense associated with liability classified awards related to the 2023 Bonus Program. During the three months ended March 31, 2022, the Company did not recognize any stock-based compensation expense associated with liability classified awards.

There were 31,287,066 shares available for award under the 2020 Plan at March 31, 2023.

21. RELATED PARTY TRANSACTIONS

As a result of other acquisitions, the Company assumed lease agreements with related parties for facilities across the United States which extend through 2029. As of March 31, 2023, the Company recorded $4.7 million of right of use asset and lease liability. During the three months ended March 31, 2023 and 2022, the Company paid lease expense of $0.2 million and $0.1 million, respectively, to the related party. The Company’s annual commitment related to these lease agreements is $0.8 million.

The Company sells products to Lightforce Orthodontics which is affiliated with a member of the Company’s Board of Directors. Management believes the sales were conducted on terms equivalent to those prevailing in an arm’s-length transaction. During the three months ended March 31, 2023, the Company recognized $0.4 million of revenue from Lightforce Orthodontics. As of March 31, 2023, the Company has an account receivable balance of $0.4 million with Lightforce Orthodontics.

22. SEGMENT INFORMATION

In its operation of the business, management, including the Company’s chief operating decision maker, who is also Chief Executive Officer, reviews the business as one segment. The Company currently ships its product to markets in the Americas, Europe Middle East and Africa (“EMEA”), and Asia Pacific (“APAC”). Disaggregated revenue data for those markets is as follows (in thousands):

Revenue for the three months ended March 31, 2023

	Americas	EMEA	APAC	Total
Products	$24,258	$8,722	$3,717	$36,697
Services	2,783	1,537	299	4,619
Total	$27,041	$10,259	$4,016	$41,316

Revenue for the three months ended March 31, 2022

	Americas	EMEA	APAC	Total
Products	$27,929	$8,593	$2,954	$39,476
Services	2,806	1,200	224	4,230
Total	$30,735	$9,793	$3,178	$43,706

During the three months ended March 31, 2023 and 2022, the Company recognized the following revenue from service contracts and cloud-based software licenses over time, and hardware and consumable product shipments and subscription software at a point in time (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Revenue recognized at a point in time	$36,697	$39,476
Revenue recognized over time	4,619	4,230
Total	$41,316	$43,706

The Company’s operations are principally in the United States. The locations of long-lived assets, including property, plant and equipment, net and operating lease right-of-use assets, are summarized as follows (in thousands):

	March 31,	December 31,
	2023	2022
Americas	$46,339	$56,145
EMEA	16,270	16,399
APAC	6,441	5,874
Total long-lived assets	$69,050	$78,418

23. NET LOSS PER SHARE

The Company computes basic loss per share using net loss attributable to Common Stockholders and the weighted-average number of Common Stock shares outstanding during each period. Diluted earnings per share include shares issuable upon exercise of outstanding stock options and stock-based awards where the conversion of such instruments would be dilutive.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2023	2022
Numerator for basic and diluted net loss per share:
Net loss	$(52,642)	$(69,944)
Denominator for basic and diluted net loss per share:
Weighted-average shares	319,096	312,017
Net loss per share—Basic and Diluted	$(0.16)	$(0.22)

The Company’s potential dilutive securities, which include outstanding Common Stock options, unvested restricted stock units, unvested restricted stock awards and outstanding Common Stock warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding as of March 31, 2023 and 2022, from the computation of diluted net loss per share attributable to common stockholders because including them would have an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2023	2022
Common Stock options outstanding	7,771	12,179
Unvested restricted stock units outstanding	22,876	21,010
Unvested restricted stock awards outstanding	77	175
6.0% Convertible Senior Notes due 2027	86,466	—
Total shares	117,190	33,364

The dilution table above excludes RSUs to be awarded under the Company's 2022 Bonus Program, which is expected to have an impact on its outstanding awards in the first quarter of 2023. Refer to Note 19. Stock-Based Compensation for further details on the Company's Bonus Program.

24. RESTRUCTURING CHARGES

In June 2022, the Board of Directors approved a strategic integration and cost optimization initiative that includes a global workforce reduction, facilities consolidation, and other operational savings measures. As part of the facilities consolidation, the Company has approved plans to sell two facilities and relocate operations from those locations to existing facilities. The purpose of the Initiative is to streamline the Company’s operational structure, reducing its operating expenses and managing its cash flows.

In January 2023, the Company committed to additional action to continue and expand the Initiative, resulting in an estimated $19.6 million to $26.0 million of additional restructuring costs. The Company anticipates that the Initiative will be substantially complete by the end of 2023.

During the three months ended March 31, 2023, the Company recorded the following activity related to the Initiative in accrued expenses and other current liabilities on the balance sheet (in thousands):

	Three Months Ended March 31,
	2023	2022
Accrued expenses, beginning of period	$1,096	$—
Restructuring charges	3,618	—
Cash payments	(1,164)	—
Inventory write-off	(300)	—
Accrued expenses, end of period	$3,250	$—

As of March 31, 2023, the Company recorded $3.3 million of restructuring charges in accrued expenses and other current liabilities in the condensed consolidated balance sheet.

During the three months ended March 31, 2023, the Company recorded restructuring charges of $3.6 million related to employee severance, benefits and related costs, inventory write-offs, royalty expenses associated with discontinued product offerings, and facility consolidations which were expensed as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of sales	$717	$—
Research and development	2,633	—
Sales and marketing	126	—
General and administrative	142	—
Total restructuring charges	$3,618	$—

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

Business Overview

Desktop Metal is pioneering a new generation of additive manufacturing technologies focused on Additive Manufacturing 2.0, the volume production of end use parts. We offer a comprehensive portfolio of integrated additive manufacturing solutions comprised of hardware, software, materials, and services with support for metals, polymers, elastomers, ceramics, sands, composites, wood, and biocompatible materials. Our solutions span use cases across the product life cycle, from product development to mass production and aftermarket operations, and they address an array of industries, including automotive, healthcare and dental, consumer products, heavy industry, aerospace, machine design and research and development.

Our growth strategy begins with a commitment to research and development. Since our founding in 2015, we have invested significant resources in research and development towards building an extensive portfolio of proprietary and differentiated technologies with a focus on making additive manufacturing an easy-to-use, economic, and scalable solution. These technologies represent the cornerstones of our future product introductions, are critical to enhancing our existing offerings, and are supported by over 950 patents or pending patent applications. Our additive manufacturing platforms, which leverage these technologies for the production of tools and end-use parts, enable businesses to address their specific goals through a range of solutions that span price points, throughput levels and operating environments.

Our product platforms offer several key advantages over competitive additive manufacturing systems including breakthrough print speeds, competitive part costs, accessible workflows and software, turnkey solutions and support for an extensive library of qualified materials, the sale of which represent a recurring revenue stream from customers of our additive manufacturing solutions in addition to system consumables and other services, such as installation, training and technical support. As a result of these strengths, our solutions are lowering the barriers to adopting additive manufacturing and unlocking new applications where conventional manufacturing has customarily held cost and volume advantages. Across printers, parts, and materials, we intend to continue investing to advance our current technology portfolio and develop new technologies that allow us to serve a broader customer base and reach new verticals, thereby expanding our addressable market and driving adoption of Additive Manufacturing 2.0.

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

Our proprietary technology solutions also serve as the foundation for product parts offerings in which we which we directly manufacture parts for sale to our customers with a focus on key applications and verticals in which additive manufacturing can provide significant design, performance, cost, and supply chain advantages relative to conventional manufacturing. These offerings will enable us to provide a more holistic suite of solutions for our customers and enable the accelerated adoption of our Additive Manufacturing 2.0 solutions across select high-value production applications, which we refer to as “killer apps”, including, but not limited to, medical and dental devices, fluid power systems, and sustainable, end-use wood parts. We believe such offerings will not only create a high-margin revenue stream but will also facilitate lead generation for our additive manufacturing systems at scale and enable high-performance and specialized applications using new materials ahead of broader market introduction.

Operating Results

For the three months ended March 31, 2023, we recognized revenues of $41.3 million and incurred net losses of $52.6 million. As of March 31, 2023, we used cash in operating activities of $37.3 million, and we ended the period with $149.9 million of cash, cash equivalents, and short-term investments. As of March 31, 2023, we had $101.3 million in cash and cash equivalents, $48.6 million in short-term liquid investments, and current liabilities of $83.5 million.

Recent Developments

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

COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. In response to the pandemic, governments around the world implemented safety precautions which included quarantines, travel restrictions, business closures, cancellations of public gatherings and other measures as they deemed necessary. Many organizations and individuals, including our company and employees, took additional steps to avoid or reduce infections, including limiting travel and staying home from work. These measures disrupted normal business operations and had significant negative impacts on businesses and financial markets worldwide. In 2021, with the availability of vaccines against COVID-19, restrictions on social, business travel and government activities and functions in certain areas of the world began to be lifted, but infection rates continue to fluctuate, and new variants continue to appear, leading to continued uncertainty about the pandemic. While we have largely returned to our normal operations, we continue to monitor our operations and government recommendations to maintain readiness to implement modifications if conditions warrant.

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

Pricing, Product Cost and Margins

We offer customers a range of additive manufacturing solutions spanning multiple price points, materials, throughput levels, operating environments, and technologies to enable them to find the solution that achieves their specific goals. Pricing for these products may vary by region due to market-specific supply and demand dynamics and product lifecycles, and sales of certain products have, or are expected to have, higher gross margins than others. As a result, our financial performance depends, in part, on the mix of products we sell during a given period. In addition, we are subject to price competition, and our ability to compete in key markets will depend on the success of our investments in new technologies and cost improvements as well as our ability to efficiently and reliability introduce cost-effective additive manufacturing solutions for our customers.

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

Commercial Launch of Products

We continually invest in the development of new products and enhancements to existing products to meet constantly evolving customer demands, and during the three months ended March 31, 2023, we launched a number of new products. Prior to commercialization of new products, we must complete final testing, procurement, and manufacturing ramp up of these products in-house or at our third-party contract manufacturers, as applicable. Any delays in successful completion of these steps may impact our ability to generate revenue from these products.

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

Macroeconomic Conditions

The current macroeconomic environment is impacting our customers financially and operationally. Customers and potential customers are facing significant financial pressure as supply chain constraints and inflation drive up operating costs and rising interest rates make access to credit more expensive. In recent months, the consumer price index has increased substantially. In addition, during inflationary periods, interest rates have historically increased. In March 2022, the Federal Reserve began, and is expected to continue, to raise interest rates in an effort to curb inflation. As a consequence of these financial pressures, some customers may be lowering their capital investment plans and tightening their operational budgets, which may result in extended sales cycles, delayed purchasing decisions, and pricing pressure for our solutions. Higher interest rates may also impact our ability to obtain debt financing at attractive rates. We experienced less revenue growth than we expected in the first quarter, due to the negative impact of customers delaying purchase decisions amidst an uncertain macroeconomic backdrop.

Results of Operations

Comparison of the three months ended March 31, 2023, and March 31, 2022

Revenue

The following table presents the revenue of each of our revenue streams, as well as the percentage of total revenue and change from the prior year.

	For the Three Months Ended March 31,
	2023		2022		Change in Revenues
(Dollars in thousands)	Revenue	% of Total	Revenue	% of Total	$	%
Products Revenue	$36,697	89%	$39,476	90%	$(2,779)	(7)%
Services Revenue	4,619	11%	4,230	10%	389	9%
Total Revenue	$41,316	100%	$43,706	100%	$(2,390)	(5)%

Total revenue for the three months ended March 31, 2023 and 2022 was $41.3 million and $43.7 million, respectively, a decrease of $2.4 million, or 5%. Products revenue decreased primarily due to a reduction in units shipped during the first quarter of 2023, driven by the macroeconomic conditions impacting the additive manufacturing industry described above. The decrease in revenue was partially offset by an increase in Services revenue. Services revenue increased approximately 9% during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily due to an increase in support and installation revenue from increased shipments during recent periods.

The following table presents revenue by geographic region, as well as the percentage of total revenue and change from the prior period.

	For the Three Months Ended March 31,
	2023		2022		Change in Revenues
(Dollars in thousands)	Revenue	% of Total	Revenue	% of Total	$	%
Americas	$27,041	65%	$30,735	70%	$(3,694)	(12)%
EMEA (Europe, the Middle East and Africa)	10,259	26%	9,793	23%	466	5%
APAC (Asia‑Pacific)	4,016	10%	3,178	7%	838	26%
Total Revenue	$41,316	101%	$43,706	100%	$(2,390)	(5)%

Total revenue increased during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, due to an increase in unit shipments in the Americas region across a more varied product mix.

Cost of Sales

Total cost of sales during the three months ended March 31, 2023 and 2022 was $42.7 million and $45.0 million, respectively, a decrease of $2.3 million or 5%. The decrease in cost of sales is partially driven by the decrease in units shipped during the first quarter of 2023. Additionally, we reduced payroll expense by $1.9 million, associated with workforce reductions in connection with the Initiative described above. This reduction was partially offset by an increase of $2.0 million in transportation and freight costs.

Gross Profit and Gross Margin

The following table presents gross profit (loss) by revenue stream, as well as change in gross profit dollars from the prior period.

	For the Three Months Ended March 31,		Change in Gross
	2023	2022	Profit

(Dollars in thousands)	Gross Profit		$	%
Products	$(2,194)	$(2,426)	$232	(10)%
Services	830	1,098	(268)	(24)%
Total	$(1,364)	$(1,328)	$(36)	3%

Total gross profit (loss) during the three months ended March 31, 2023 and 2022 was ($1.4) million and ($1.3) million, respectively. The decrease in gross loss of $0.1 million was driven by a less favorable product mix sold and increases in transportation and freight costs.

The following table presents gross margin by revenue stream, as well as the change in gross margin from the prior period.

	For the Three Months Ended March 31,		Margin
	2023	2022	Percentage

	Gross Margin		Points	%
Products	(6)%	(6)%	0.00	0%
Services	18%	26%	(0.08)	31%
Total	(3)%	(3)%	(0.00)	(10)%

Total gross margin for the three months ended March 31, 2023 and 2022 was (3)% and (3)%, respectively. Gross margin remained flat period over period as revenue decreased in line with cost of sales. Savings from headcount reductions were offset by higher transportation and freight costs and additional costs incurred with inventory relocation related to the Initiative.

Research and Development

Research and development expenses during the three months ended March 31, 2023 and 2022 were $23.1 million and $24.6 million, respectively, a decrease of $1.5 million, or 6%. The decrease in research and development expenses was largely due to a reduction in payroll expense of $1.5 million and a reduction in outside consulting services expense of $1.4 million, both associated with workforce reductions in connection with the Initiative described above. Additionally, we made targeted spend reductions amounting to $0.7 million on research and development materials. These reductions were offset by $2.0 million of restructuring costs incurred with discontinued product lines.

Sales and Marketing

Sales and marketing expenses during the three months ended March 31, 2023 and 2022 were $9.6 million and $19.7 million, respectively, a decrease of $10.1 million, or 51%. The decrease in sales and marketing expenses was primarily due to a reduction in payroll expense of $2.9 million and a reduction in stock compensation expense of $1.0 million, both associated with workforce reductions in connection to the Initiative described above. Additionally, as part of the Initiative, we reduced marketing spend by $3.4 million, primarily driven by reduced spend on trade shows, advertising, and professional services. Further, there was a reduction in partner commission expenses of $1.0 million.

General and Administrative

General and administrative expenses during the three months ended March 31, 2023 and 2022 were $18.2 million and $23.9 million, respectively, an decrease of $5.7 million, or 24%. The decrease in general and administrative expenses was primarily due to a decrease of $2.9 million in accounting, auditing, and legal fees due to a reduction in merger and acquisition activity and associated integration activities. Additionally, the decrease is attributable to a reduction in payroll expense of $2.7 million associated with workforce reductions in connection with the Initiative described above.

Interest Expense

Interest expense during the three months ended March 31, 2023 was $0.8 million, compared to no interest expense during the three months ended March 31, 2022. Interest expense increased due to the accrued interest on the 2027 Notes during the three months ended March 31, 2023.

Interest and Other (Expense) Income, Net

Interest and other (expense) income, net during the three months ended March 31, 2023 and 2022 was ($0.1) million and ($1.8) million, respectively. The decrease in expense during the three months ended March 31, 2023, is attributable to a smaller loss on the investment in equity securities of a publicly-traded company.

Income Taxes

We recorded an income tax benefit of $0.6 million during the three months ended March 31, 2023, compared to an income tax benefit of $1.3 million during the three months ended March 31, 2022. The increase was primarily due to the tax benefit of losses in non-U.S. jurisdictions during the three months ended March 31, 2023.

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

The items excluded from the non-GAAP financial measures often have a material impact on our financial results and such items often recur. Accordingly, the non-GAAP financial measures included in this Quarterly Report on Form 10-Q should be considered in addition to, and not as a substitute for, the comparable measures prepared in accordance with GAAP. The following tables reconcile each of these non-GAAP financial measures to its most closely comparable GAAP measure in our financial statements for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2023	2022
GAAP gross margin	$(1,364)	$(1,328)
Stock-based compensation included in cost of sales(1)	680	487
Amortization of acquired intangible assets included in cost of sales	6,927	5,990
Restructuring expense in cost of sales	717	—
Acquisition-related and integration costs included in cost of sales	479	1,138
Inventory step-up adjustment in cost of sales	—	1,181
Non-GAAP gross margin	$7,439	$7,468

GAAP operating loss	$(52,317)	$(69,479)
Stock-based compensation(2)	9,313	9,912
Amortization of acquired intangible assets	10,442	9,784
Restructuring expense	3,618	—
Inventory step-up adjustment in cost of sales	—	1,181
Acquisition-related and integration costs	1,406	3,986
Non-GAAP operating loss	$(27,538)	$(44,616)

GAAP net loss	$(52,642)	$(69,944)
Stock-based compensation(2)	9,313	9,912
Amortization of acquired intangible assets	10,442	9,784
Restructuring expense	3,618	—
Inventory step-up adjustment in cost of sales	—	1,181
Acquisition-related and integration costs	1,406	3,986
Change in fair value of investments	179	1,700
Non-GAAP net loss	$(27,684)	$(43,381)

(1) Includes $0.2 million and $0.0 million of liability-award stock-based compensation expense for the three months ended March 31, 2023 and 2022, respectively.

(2) Includes $1.6 million and $0.0 million of liability-award stock-based compensation expense for the three months ended March 31, 2023 and 2022, respectively.

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2023	2022
GAAP operating expenses	$50,953	$68,151
Stock-based compensation included in operating expenses(1)	(8,633)	(9,425)
Amortization of acquired intangible assets included in operating expenses	(3,515)	(3,794)
Restructuring expense included in operating expenses	(2,901)	—
Acquisition-related and integration costs included in operating expenses	(927)	(2,848)
Non-GAAP operating expenses	$34,977	$52,084

(1) Includes $1.6 million and $0.0 million of liability-award stock-based compensation expense for the three months ended March 31, 2023 and 2022, respectively.

We define “EBITDA” as net loss plus net interest income, provision for income taxes, depreciation, and amortization expense.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA during the three months ended March 31, 2023 and 2022:

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2023	2022
Net loss attributable to common stockholders	$(52,642)	$(69,944)
Interest (income) expense, net	811	(32)
Income tax expense (benefit)	(557)	(1,256)
Depreciation and amortization	13,433	12,883
EBITDA	(38,955)	(58,349)
Change in fair value of investments	179	1,700
Inventory step-up adjustment	—	1,181
Stock-based compensation expense(1)	9,313	9,912
Restructuring expense	3,618	—
Acquisition-related and integration costs	1,406	3,986
Adjusted EBITDA	$(24,439)	$(41,570)

(1) Includes $1.6 million and $0.0 million of liability-award stock-based compensation for the three months ended March 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

We have incurred a net loss in each of our annual periods since our inception, and we have an accumulated deficit of $1,361.6 million as of March 31, 2023. We incurred net losses of$52.6 million and $69.9 million during the three months ended March 31, 2023 and 2022, respectively. We expect to continue to incur additional losses and negative cash flows from operations in the near term. As of March 31, 2023, we had $149.9 million in cash, cash equivalents, and short-term investments.

Since inception, we have received cumulative net proceeds from the Business Combination, the exercise of warrants, and the sale of our preferred and common stock of $973.4 million to fund our operations, and in May 2022 we received aggregate net proceeds of $111.4 million from the sale of 6.0% Convertible Senior Notes due 2027 as described below. As of March 31, 2023, our principal sources of liquidity were our cash, cash equivalents, and short-term investments of $149.9 million which are principally invested in money market funds and fixed income instruments.

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

Our material cash requirements have consisted of operating activities, research and development costs, purchase price for acquisitions, transaction costs and capital expenditures. We expect our cash expenditures to decrease in connection with the Initiative. As of March 31, 2023, we had inventory purchase commitments of $47.2 million, with the majority payable within 12 months. In addition, as of March 31, 2023, we had lease payment obligations of $23.8 million, with $6.1 million payable within 12 months.

Capital expenditures for the three months ended March 31, 2023, totaled $1.1 million and consisted primarily of lab equipment and leasehold improvements. As of March 31, 2023, we had no capital expenditure commitments payable within 12 months. As of March 31, 2023, we had $101.3 million in cash and cash equivalents, and $48.6 million in short-term liquid investments. This liquid asset balance significantly exceeds our current liabilities of $83.5 million as of the same date. Our future cash requirements will depend on many factors including our revenue, research and development efforts, investments in, or acquisitions of, complementary or enhancing technologies or businesses, the impacts of the COVID-19 pandemic, the timing and extent of additional capital expenditures to invest in existing and new facilities, the expansion of sales and marketing and the introduction of new products.

We expect to continue to incur net losses and negative cash flows from operations, particularly as we continue to invest in commercialization of our product lines. We believe that our existing capital resources will be sufficient to support our operating plan and cash commitments for at least the next 12 months. This belief is based on assumptions that may change as a result of many factors currently unknown to us; however, we expect that we may need to further increase our capital resources by issuing additional shares of our capital stock or offering debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity, or shares of preferred stock. There is no assurance that sources of financing will be available on a timely basis, or on satisfactory terms, or at all. If we are unable to raise additional funds or reduce costs when needed, we may be required to delay, reduce, or terminate our product development and commercialization efforts, or forego attractive acquisition opportunities.

We have, and intend to continue to, enact cost savings measures to preserve capital. In June 2022, we announced the Initiative and commenced workforce reductions in the United States and other countries, and we are reviewing additional workforce changes, the timing of which will vary according to local regulatory requirements. On January 31, 2023, we committed to additional actions to continue and expand the Initiative. These additional actions include closing and consolidating select locations in the United States and Canada and reducing our workforce by an additional 15%, prioritizing investments and operations in line with near-term revenue generation, positioning us to achieve our long-term financial goals. We are currently evaluating other potential specific initiatives we may undertake to reduce our operating expenses and manage our cash flows. These initiatives could include disposing of certain of our assets, rationalizing our product portfolio, workforce adjustments based on changes to the business, manufacturing consolidation, improving our supply chain and logistics, improving our inventory management, and consolidating certain of our facilities.

We expect to incur $19.6 million to $26.0 million of costs in the near term in connection with the Initiative, including severance costs, lease termination costs, inventory costs, transportation costs, and other costs to invest in operational improvements. These initiatives may not be successful, and they may not generate the cost savings we expect. Certain future events, such as a global recession, a material supply chain disruption, or other events outside our control, may occur and could negatively impact our operating results and cash position and may require us to use our existing capital resources more quickly than we currently anticipate. These events may cause us to undertake additional cost savings measures or seek additional sources of financing.

Cash Flows

Since inception, we have primarily used proceeds from the Business Combination, issuances of preferred stock and debt instruments to fund our operations and complete acquisitions. The following table sets forth a summary of cash flows for the three months ended March 31, 2023, and 2022:

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2023	2022
Net cash used in operating activities	$(37,346)	$(56,274)
Net cash provided by investing activities	61,427	94,534
Net cash provided by financing activities	248	699
Effect of exchange rate changes on cash, cash equivalents and restricted cash	217	(349)
Net change in cash, cash equivalents, and restricted cash	$24,546	$38,610

Operating Activities

Net cash used in operating activities was $37.3 million for the three months ended March 31, 2023, primarily consisting of $52.6 million of net losses, adjusted for non-cash items, which primarily included depreciation and amortization expense of $13.4 million and stock-based compensation expense of $9.3 million, as well as $7.8 million in cash consumed by working capital. This increase in cash consumed by working capital was primarily driven by an increase in inventory to support new product launches and commercialization of existing products.

Net cash used in operating activities was $56.3 million for the three months ended March 31, 2022, primarily consisting of $69.9 million of net losses, adjusted for non-cash items, which primarily included depreciation and amortization expense of $12.9 million and stock-based compensation expense of $9.9 million, as well as a $11.2 million increase in cash consumed by working capital.

Investing Activities

Net cash provided by investing activities was $61.4 million for the three months ended March 31, 2023, primarily consisting of proceeds from sales and maturities of marketable securities of $64.8 million, partially offset by purchases of marketable securities of $5.0 million. We also purchased $1.1 million of property and equipment and received $3.1 million in proceeds from the sale of property and equipment.

Net cash provided by investing activities was $94.5 million for the three months ended March 31, 2022, primarily consisting of proceeds from sales and maturities of marketable securities of $98.6 million. We also purchased $4.1 million of property and equipment.

Financing Activities

Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2023, consisting primarily of $0.6 million in proceeds from the exercise of stock options, partially offset by $0.3 million in repayment of loans.

Net cash provided by financing activities was $0.7 million for the three months ended March 31, 2022, consisting primarily of $0.9 million in proceeds from the exercise of stock options.

Critical Accounting Policies and Significant Estimates

There were no material changes in the first three months of 2023 to the information provided under the heading “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Off-Balance Sheet Arrangements

In the normal course of operations, ExOne’s German subsidiary, ExOne GmbH, issues short-term financial guarantees and letters of credit to third parties in connection with certain commercial transactions requiring security through a credit facility with a German bank. At March 31, 2023, total outstanding financial guarantees and letters of credit issued were $4.0 million. For further discussion related to financial guarantees and letters of credit, refer to Note 16 in our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks from fluctuations in interest rates and foreign currency translation, which may adversely affect our results of operations and financial condition. We seek to minimize these risks through regular operating and financing activities and, if we consider it to be appropriate, through the use of derivative financial instruments. We do not purchase, hold, or sell derivative financial instruments for trading or speculative purposes.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and short-term investment portfolio. Our investment strategy is focused on preserving capital and supporting our liquidity requirements, while earning a reasonable market return. We invest in a variety of U.S. government securities, corporate debt securities, asset-backed securities, and commercial paper. The market value of our marketable securities may decline if current market interest rates rise. As of March 31, 2023, the fair value of our cash, cash equivalents, and short-term investments was $149.9 million. A 10% change in interest rates would have an immaterial impact on the fair value of our investment portfolio. Our marketable securities are recorded at fair value, and gains and losses from these securities are recognized within other comprehensive income as they occur.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. As described in our Annual Report on Form 10-K for the year ended December 31, 2022, we identified material weaknesses in our internal control over financial reporting. As a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, our disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act is recorded, processed, summarized, and reported as and when required.

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

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2023, we continued to implement certain internal controls in connection with remediation efforts related to the material weaknesses identified in our Annual Report on Form 10-K for the year ended December 31, 2022. There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Internal Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, errors, and instances of fraud, if any, within the Company have been or will be detected.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time subject to various claims, lawsuits and other legal and administrative proceedings arising in the ordinary course of business. Some of these claims, lawsuits and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions, or relief. We recognize provisions for claims or pending litigation when we determine that an unfavorable outcome is probable, and the amount of loss can be reasonably estimated. Due to the inherent uncertain nature of litigation, the ultimate outcome or actual cost of settlement may materially vary from estimates. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any current legal proceedings will have a material adverse impact on the Company’s condensed consolidated financial statements.

As previously disclosed, between September 2021 and the closing of the ExOne Merger on November 12, 2021, twelve putative class action complaints were filed by purported ExOne shareholders against ExOne and the former ExOne Board of Directors alleging violations of federal securities laws in connection with the S-4 filed by ExOne for the ExOne Merger. All have been dismissed.

As previously disclosed, on November 8, 2021, another purported stockholder, Leo Lissog Goldstein, filed a Section 220 complaint in Delaware Chancery Court against ExOne (Goldstein v. The ExOne Company, Case No. 2021-0958-KSJM). Mr. Goldstein seeks to discover certain books and records of the company related to the ExOne Merger purportedly in order to investigate, among other things, the events leading up to and the disclosures made in connection with the ExOne Merger. Mr. Goldstein has also moved to intervene and stay the Campanella action, discussed below, until his Section 220 action is complete. Mr. Goldstein dismissed his complaint on February 14, 2023.

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

As previously disclosed, on December 21, 2021, January 14, 2022, February 2, 2022, and February 22, 2022, four alleged shareholders of Desktop Metal stock filed purported securities class action complaints in the United States District Court for the District of Massachusetts. (Luongo v. Desktop Metal, D. Mass., Case No. 1:21-cv-12099-IT; Hathaway v. Desktop Metal, D. Mass., Case No. 1:22-cv-10059-IT; Guzman-Martinez v. Desktop Metal, D. Mass, Case No. 1:22-cv-10173, Xie v. Desktop Metal, Case No. 1:22-cv-10297-IT). Each complaint alleges that Desktop Metal and certain of its officers and directors violated Sections 10(b) and 20(a) of the Securities and Exchange Act by making false or misleading statements regarding EnvisionTEC’s manufacturing and product compliance practices and procedures. On February 4, 2022, the court issued an order consolidating the first three District of Massachusetts securities class actions. On July 7, 2022, the court appointed Sophia Zhou lead plaintiff for the class period of February 17, 2021 through November 15, 2021. The court also vacated its earlier order consolidating the Xie action with the other lawsuits and will allow that action to proceed separately, with a new notice to investors, based on a class period of January 15, 2021 to February 16, 2021. On September 29, 2022, the Court re-consolidated the Xie action with the other actions for all pre-trial proceedings. Plaintiffs filed a Consolidated Complaint on December 19, 2022. On February 28, 2023, Defendants moved to dismiss the Consolidated Complaint. The parties will complete briefing on the motion to dismiss in May 2023.

As previously disclosed, on July 12, 2022, two alleged shareholders of Desktop Metal stock filed derivative actions purportedly on behalf of Desktop Metal in the United States District Court for the District of Massachusetts. (Keyser v. Fulop, et al., Case No. 1:22-cv-11117; Qi v. Fulop, et al., Case No. 1:22-cv-1118). On July 22, 2022, an alleged shareholder of Desktop Metal stock filed a similar derivative complaint in the United States District Court for the District of Delaware (Cherry v. Fulop, et al., Case No. 1:22-cv-00962). The complaints allege that certain officers and directors of Desktop Metal caused harm to the Company by violating Section 14(A) of the Exchange Act and SEC Rule 14a-9 and breaching their fiduciary duties by making false or misleading statements regarding EnvisionTEC’s manufacturing and product compliance practice and procedures. The matters are stayed pending the outcome of Defendants’ motion to dismiss in the D. Mass. securities class action.

As previously disclosed, on February 9, 2023, purported stockholder Jeffrey Schantz sent a demand letter to the company, requesting certain books and records of the company related to the December 8, 2020 transaction in which Trine Acquisition Corp. (“Trine”), a special purpose acquisition company (“SPAC”), merged with Desktop Metal.

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

• We cannot guarantee that our restructuring activities and other cost savings measures will achieve their intended results.

• Difficulties or delays integrating the businesses and operations of acquired companies into Desktop Metal, or realizing the expected benefits of these acquisitions, may adversely affect the company’s future results.

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

Several of our announced additive manufacturing solutions are yet to be commercially released. There are often delays in the design, testing, manufacture and commercial release of new products, and any delay in the launch of our products could materially damage our brand, business, growth prospects, financial condition, and operating results. Even if we successfully complete the design, testing and manufacture for one or all of our products under development, we may fail to develop a commercially successful product on the timeline we expect for a number of reasons, including:

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

In 2020 and 2021, the COVID-19 pandemic caused disruption and volatility in the global economy and capital markets, which increased the cost of capital and adversely impacted access to capital. Government-enforced travel bans and business closures around the world significantly impacted our ability to sell, install and service our additive manufacturing systems at customers around the world. The pandemic has, and may continue to, disrupt our third-party contract manufacturers and supply chain and delay payments from customers. We also experienced some delays in installation of our products at customers’ facilities, which has and could lead to postponed revenue recognition for those transactions. In addition, installation delays could prevent us from achieving anticipated consumables revenues due to systems being put into operation later, or at lower utilization, than expected. Furthermore, if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, facility closures, remote working, or other restrictions in connection with the COVID-19 pandemic, our operations will likely be adversely impacted.

If future variants of COVID-19 cause any of these events to recur, we or our customers may be unable to perform fully on our contracts, which will likely result in increases in costs and reduction in revenue. These cost increases may not be fully recoverable or adequately covered by insurance. The long-term effects of COVID-19 to the global economy and to us are difficult to assess or predict and may include a further decline in the market prices of our products, risks to employee health and safety, risks for the deployment of our products and services and reduced sales in geographic locations impacted. Any prolonged restrictive measures put in place in order to control COVID-19 or other adverse public health developments in any of our targeted markets may have a material and adverse effect on our business operations and results of operations.

We cannot guarantee that our restructuring activities and other cost savings measures will achieve their intended results.

In June 2022, we implemented a strategic integration and cost savings initiative (the “Initiative”) to match strategic and financial objectives and optimize resources for long term growth. In January 2023, we expanded the Initiative. We intend to implement additional cost savings measures in the future. We have incurred, and expect to continue to incur, substantial costs in connection with these initiatives. Our ability to achieve the anticipated cost savings and other benefits from these initiatives within the expected time frame is subject to many estimates and assumptions. There can be no assurance that the anticipated cost savings will be achieved, or that they will not be significantly and materially less than anticipated, or that the completion of such cost savings initiatives will be effectively accomplished. In addition, our ability to realize the anticipated cost savings are subject to significant business, economic and competitive uncertainties, and contingencies, many of which are beyond our control, such as operating difficulties, supply chain disruptions, local regulations, employment laws or general economic or industry conditions. If we fail to realize the anticipated cost savings, it could have a material negative impact on our results of operations and financial position.

In addition, our restructuring activities and cost savings initiatives may subject us to litigation risks and expenses and may have other consequences, such as attrition beyond our planned reduction in workforce, a negative effect on employee morale and productivity or a negative effect on our ability to attract highly skilled employees. Our competitors may use our restructuring plans to seek to gain a competitive advantage over us. As a result, our restructuring plans and cost savings initiatives may affect our revenue and operating results in the future.

Changes in our product mix may impact our gross margins and financial performance.

Our financial performance may be affected by the mix of products and services we sell during a given period. Our products are sold, and will continue to be sold, at different price points. Sales of certain of our products have, or are expected to have, higher gross margins than others. If our product mix shifts too far into lower gross margin products, and we are not able to sufficiently reduce the engineering, production and other costs associated with those products or substantially increase the sales of our higher gross margin products, our profitability could be reduced. Additionally, the introduction of new products or services may further heighten quarterly fluctuations in gross profit and gross profit margins due to manufacturing ramp-up and start-up costs. We may experience significant quarterly fluctuations in gross profit margins or operating income or loss due to the impact of the mix of products, channels, or geographic areas in which we sell our products from period to period. Our financial performance also depends on the portion of our produced parts revenue supplied using additive manufacturing processes, which may enable higher gross margins and operational efficiencies as compared to conventional manufacturing technologies.

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

Our additive manufacturing solutions are complex and may contain undetected defects or errors when first introduced or as enhancements are released that, despite testing, are not discovered until after a machine has been used. This could result in delayed market acceptance of those products or claims from resellers, customers, or others, which may result in litigation, increased end user warranty, support and repair or replacement costs, damage to our reputation and business, or significant costs and diversion of support and engineering personnel to correct the defect or error. We may from time to time become subject to warranty or product liability claims related to product quality issues that could lead us to incur significant expenses.

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

To support the continued growth of our business, we may need to effectively recruit and hire new employees, and we need to effectively integrate, develop, motivate, and retain new and existing employees. High demand exists for senior management and other key personnel (including scientific, technical, engineering, financial and sales personnel) in the additive manufacturing industry, and there can be no assurance that we will be able to retain our current key personnel. We experience intense competition for qualified personnel. While we intend to continue to provide competitive compensation packages to attract and retain key personnel, some of our competitors for these employees have greater resources and more experience, making it difficult for us to compete successfully for key personnel. Moreover, new employees may not become as productive as we expect since we may face challenges in adequately integrating them into our workforce and culture. If we cannot attract and retain sufficiently qualified technical employees for our research product development activities, as well as experienced sales and marketing personnel, we may be unable to develop and commercialize new products or new applications for existing products. Furthermore, possible shortages of key personnel, including engineers, in the regions surrounding our Boston facility could require us to pay more to hire and retain key personnel, thereby increasing our costs. Since March 2020, we have had many employees working remotely to protect the health and safety of our employees, contractors, customers, and visitors. We also shifted customer, industry, and other stakeholder events to virtual-only experiences, and may continue to conduct future events virtually. Given our limited history with remote operations, the long-term impacts are uncertain.

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

Over the past several years, we have experienced rapid growth, and we are attempting to continue to grow our business substantially. To this end, we have made, and expect to continue to make, significant investments in our business, including investments in our infrastructure, technology, marketing, and sales efforts. These investments include dedicated facilities expansion and increased staffing, both domestic and international. If our business does not generate the level of revenue required to support our investment, our net sales and profitability will be adversely affected.

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

The Desktop Labs platform and our Desktop Health products aim to leverage our proprietary additive manufacturing technologies and materials to grow the market for existing applications in the dental market and identify, develop and/or commercialize future solutions in the healthcare and dental markets for personalized patient care spanning dentistry, orthodontics, dermatology, orthopedics, cardiology, plastic surgery and printed regenerative tissues and grafts. These businesses operate in a highly competitive space which may make it difficult for us to implement business plans and expectations and identify and realize opportunities. In addition, their technology, products, materials, and applications may be subject to strict regulatory requirements in the United States and other countries. The regulatory approval or clearance process may be lengthy and costly, and regulatory requirements may impact the timing of, or our ability to, commercialize the regulated technology, products, materials, and applications. The success of these parts of our business will also depend on our ability to attract, hire, and retain qualified personnel, establish sales, marketing and distribution infrastructure, and establish and maintain supply and manufacturing relationships.

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

• changes in regulatory requirements, including export controls, tariffs and embargoes, other trade restrictions, competition, corporate practices, and data privacy concerns;

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

Additionally, we have teams that are engaged in marketing, selling, and supporting our products internationally, and we must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing, and retaining international employees, particularly managers and other members of our international sales team, we may experience difficulties in sales productivity in international markets.

Our failure to effectively manage the risks and uncertainties associated with our global operations could limit the future growth of our business and adversely affect our business and operating results.

Global economic, political and social conditions and uncertainties in the markets that we serve may adversely impact our business.

Our performance depends on the financial health and strength of our customers, which in turn is dependent on the economic conditions of the markets in which we and our customers operate. A decline in the global economy, difficulties in the financial services sector and credit markets, continuing geopolitical uncertainties and other macroeconomic factors all affect the spending behavior of potential customers. The economic uncertainty in Europe, the United States, India, China, and other countries may cause end-users to further delay or reduce technology purchases.

We also face risks from financial difficulties or other uncertainties experienced by our suppliers, distributors or other third parties on which we rely. If third parties are unable to supply us with required materials or components or otherwise assist us in operating our business, our business could be harmed.

For example, the possibility of an ongoing trade war between the United States and China may impact the cost of raw materials, finished products or components used in our products and our ability to sell our products in China. Other changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment could also adversely affect our business. In addition, the United Kingdom’s exit from the European Union on January 31, 2020 may result in increased costs of barriers to trade, and uncertainty surrounding this transition may have an effect on global economic conditions and the stability of global financial markets, which in turn could have a material adverse effect on our business, financial condition, and results of operations. If global economic conditions remain volatile for a prolonged period or if European economies experience further disruption, our results of operations could be adversely affected.

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

We are currently implementing Oracle Enterprise Resource Planning, or ERP, to manage enterprise functions for our significant subsidiaries. This integration involves significant complexity, requiring us to move and reconfigure all of our current system processes, transactions, data and controls to a new platform. Due to this complexity and the scope and volume of changes involved in this implementation, we may experience delays and higher than planned resource needs in our migration efforts. Although we will conduct testing, assessments and validation to ensure that our internal financial and accounting controls will be effective post-

implementation, we may nevertheless experience difficulties in transacting our business due to system challenges, delays or process deficiencies following the initial launch of the system, which could impair our ability to conduct our business or to produce accurate financial statements on a timely basis. If our ability to conduct our business or to produce accurate financial statements on a timely basis is impaired, our business, results of operations and cash flows would be adversely affected.

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

The ongoing war in Ukraine could negatively impact global and regional financial markets which could result in businesses postponing spending in response to tighter credit, higher unemployment, financial market volatility, negative financial news, and other factors. In addition, our suppliers and contractors may have staff, operations, materials, or equipment located in the Ukraine or Russia which could impact our supply chain or services being provided to us. Moreover, we outsource some of our software development and design to third-party contractors that have employees and consultants located in Ukraine, Russia and/or Belarus. Poor relations between the United States and Russia, sanctions by the United States and the European Union against Russia, and any escalation of political tensions or economic instability in the area could have an adverse impact on our third-party contractors. In particular, Russia’s invasion of Ukraine and the increased tensions among the United States, the North Atlantic Treaty Organization and Russia could increase the scope of armed conflict, cyberwarfare and economic instability that could disrupt or delay the operations of these resources in Russia, Belarus and/or Ukraine, disrupt or delay communication with such resources or the flow of funds to support their operations, or otherwise render our resources unavailable.

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

The additive manufacturing industry in which we operate is fragmented and competitive. We compete for customers with a wide variety of producers of additive manufacturing and/or 3D printing equipment that creates 3D objects and end-use parts, as well as with providers of materials and services for this equipment. Some of our existing and potential competitors are researching, designing, developing, and marketing other types of products and services that may render our existing or future products obsolete, uneconomical, or less competitive. Existing and potential competitors may also have substantially greater financial, technical, marketing and sales, manufacturing, distribution, and other resources than we do, including name recognition, as well as experience and expertise in intellectual property rights and operating within certain international markets, any of which may enable them to compete effectively against us. For example, a number of companies that have substantial resources have announced that they are beginning production of 3D printing systems, which will further enhance the competition we face.

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

We have incurred significant costs in connection with our acquisitions. The substantial majority of these costs are non-recurring acquisition expenses. These non-recurring costs and expenses are reflected in the consolidated financial statements included in this Annual Report on Form 10-K. We may incur additional costs in the integration of acquired companies and may not achieve cost synergies and other benefits sufficient to offset the incremental costs of these acquisitions.

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

If we do complete future acquisitions, we cannot assure you that they will ultimately strengthen our competitive position or that they will be viewed positively by customers, financial markets, or investors. Furthermore, future acquisitions could pose numerous additional risks to our operations, including:

•diversion of management’s attention from their day-to-day responsibilities;

•unanticipated costs or liabilities associated with the acquisition;

•incurrence of acquisition-related costs, which would be recognized as a current period expense;

•problems integrating the purchased business, products or technologies;

•challenges in achieving strategic objectives, cost savings and other anticipated benefits;

•	inability to maintain relationships with key customers, suppliers, vendors and other third parties on which the purchased business relies;
•	the difficulty of incorporating acquired technology and rights into our platform and of maintaining quality and security standards consistent with our brand;

•difficulty in maintaining controls, procedures, and policies during the transition and integration;

•	challenges in integrating the new workforce and the potential loss of key employees, particularly those of the acquired business; and

•use of substantial portions of our available cash or the incurrence of debt to consummate the acquisition.

If we proceed with a particular acquisition, we may have to use cash, issue new equity securities with dilutive effects on existing shareholders, incur indebtedness, assume contingent liabilities, or amortize assets or expenses in a manner that might have a material adverse effect on our financial condition and results of operations. Acquisitions will also require us to record certain acquisition-related costs and other items as current period expenses, which would have the effect of reducing our reported earnings in the period in which an acquisition is consummated. In addition, we could also face unknown liabilities or write-offs due to our acquisitions, which could result in a significant charge to our earnings in the period in which they occur. We will also be required to record goodwill or other long-lived asset impairment charges (if any) in the periods in which they occur, which could result in a significant charge to our earnings in any such period.

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

We experienced net losses in each year from our inception, including net losses of $740.3 million and $240.3 million for the years ended December 31, 2022, and 2021, respectively, and$52.6 million for the three months ended March 31, 2023. We believe we will continue to incur operating losses and negative cash flow in the near-term as we continue to invest significantly in our business, in particular across our research and development efforts and sales and marketing programs. These investments may not result in increased revenue or growth in our business or enable us to achieve profitability.

In addition, as a public company, we incur significant additional legal, accounting and other expenses. We will also incur additional legal, accounting and other expenses in connection with acquisitions and integration activities associated therewith. These increased expenditures may make it harder for us to achieve and maintain future profitability. Revenue growth and growth in our customer base may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Quarterly Report on Form 10-Q, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. As a result, our losses may be larger than anticipated, we may incur significant losses for the foreseeable future, and we may not achieve profitability, and even if we do, we may not be able to maintain or increase profitability. Furthermore, if our future growth and operating performance fail to meet investor or securities analyst expectations, or if we have future negative cash flow or losses resulting from our investment in acquiring customers or expanding our operations, this could have a material adverse effect on our business, financial condition, and results of operations.

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

It is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. Correctly predicting future events is inherently an uncertain process, and our guidance may not ultimately be accurate. Our guidance is based on certain assumptions such as anticipated production and sales volumes, material costs and planned cost reductions. In addition, we have implemented, and in the foreseeable future expect to continue to implement, a number of cost saving measures in order to contain costs from our acquisitions. Those measures may not have their intended effect, and we may not adequately be able to implement them. Even if the measures we implement lead to cost savings, those cost savings may not be sufficient, or we may be unable to sustain the cost savings that we achieve. Our ability to achieve the anticipated cost savings and other benefits from these measures within the expected time frames is subject to many estimates and assumptions, and depends on many factors, some of which are beyond our control. If actual results differ from our guidance or from the expectations of securities analysts or investors, or we adjust our guidance in future periods, whether as a result of our inability to successfully implement our cost saving measures or because of other factors, the market value of our common stock could decline significantly.

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

• the impact of the COVID-19 pandemic on our customers, suppliers, manufacturers, and operations; and

• changes in accounting rules and tax laws.

In addition, our revenues and operating results may fluctuate from quarter-to-quarter and year-to-year due to our sales cycle and seasonality among our customers. Generally, our additive manufacturing solutions are subject to the adoption and capital expenditure cycles of our customers. As a result, we typically conduct a larger portion of our business during the fourth quarter of our fiscal year relative to the other quarters. Our quarterly sales also have often reflected a pattern in which a disproportionate percentage of each quarter’s total sales occurs towards the end of the quarter. This uneven sales pattern makes predicting revenue, earnings, cash flow from operations, adjusted EBITDA and working capital for each period difficult, increases the risk of unanticipated variations in our quarterly results and financial condition, and places pressure on our inventory management and logistics systems. We face a number of uncertainties related to our ability to achieve our targets in a given quarter, including: we may be unable to obtain materials as a result of global supply chain issues, our customers may decline or be unable to take delivery of products during holidays, and we may not receive our expected level of purchase orders or payments. If these or other events were to occur, our results for a given quarter could be negatively impacted and may vary materially and adversely from our stated expectations and the estimates or expectations of securities research analysts, investors, and other market participants.

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

We have funded our operations since inception primarily through debt and equity financings and sales. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges and opportunities, including the need to develop new features or enhance our products, improve our operating infrastructure, or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds if our existing sources of cash and any funds generated from operations do not provide us with sufficient capital. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges and opportunities could be significantly impaired, and our business may be adversely affected.

Bank failures or other events affecting financial institutions could have a material adverse effect on our business, financial condition or liquidity, or have other adverse consequences.

We maintain the majority of our cash and cash equivalents in accounts with major financial institutions, and our deposits at certain of these institutions exceed insurance limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business, financial condition, and liquidity.

Risks Related to Third Parties

We could be subject to personal injury, property damage, product liability, warranty and other claims involving allegedly defective products that we supply.

The products we supply are sometimes used in potentially hazardous or critical applications, such as the assembled parts of an aircraft, medical device or automobile, that could result in death, personal injury, property damage, loss of production, punitive damages, and consequential damages. While we have not experienced any such claims to date, actual or claimed defects in the products we supply could result in our being named as a defendant in lawsuits asserting potentially large claims.

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

If any of our third-party contract manufacturers experience a delay, disruption, or quality control problems in their operations, including due to the COVID-19 pandemic, or if a primary third-party contract manufacturer does not renew its agreement with us, our operations could be significantly disrupted, and our product shipments could be delayed. Qualifying a new manufacturer and commencing volume production is expensive and time consuming. Ensuring that a contract manufacturer is qualified to manufacture our products to our standards is time consuming. In addition, there is no assurance that a contract manufacturer can scale its production of our products at the volumes and in the quality that we require. If a contract manufacturer is unable to do these things, we may have to move production for the products to a new or existing third-party manufacturer, which would take significant effort and our business, results of operations and financial condition could be materially adversely affected.

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

A major earthquake, fire, tsunami, hurricane, cyclone or other disaster, such as a pandemic, major flood, seasonal storms, droughts, extreme temperatures, nuclear event or terrorist attack affecting our facilities or the areas in which they are located, or affecting those of our customers or third-party manufacturers or suppliers, could significantly disrupt our or their operations and delay or prevent product shipment or installation during the time required to repair, reinforce, rebuild or replace our or their damaged manufacturing facilities. These delays could be lengthy and costly. Climate change may contribute to increased frequency or intensity of certain of these events, as well as contribute to chronic changes in the physical environment (such as changes to ambient temperature and precipitation patterns or sea-level rise) any of which may impair the operating conditions of our facilities or the facilities of our customers or third-party manufacturers or suppliers, or otherwise adversely impact our operations and value chain (including the delivery of our services and products), access to capital, access to insurance or access to talent. If any of our facilities or those of our third-party contract manufacturers, suppliers or customers are negatively impacted by such a disaster, production, shipment, and installation of our 3D printing machines could be delayed, which can impact the period in which we recognize the revenue related to that 3D printing machine sale. Additionally, customers may delay purchases of our products until operations return to normal. Even if we are able to respond quickly to a disaster, the continued effects of the disaster could create uncertainty in our business operations. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil, labor strikes, war or the outbreak of epidemic diseases (including the outbreak of COVID-19) could have a negative effect on our operations and sales.

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

In the future, we expect to obtain financing or to further increase our capital resources by issuing additional shares of our capital stock or offering debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity, or shares of preferred stock. Issuing additional shares of our capital stock, other equity securities, or securities convertible into equity may dilute the economic and voting rights of our existing stockholders, reduce the market price of our Class A common stock, or both. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our Class A common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing, or nature of our future offerings. As a result, holders of our Class A common stock bear the risk that our future offerings may reduce the market price of our Class A common stock and dilute their percentage ownership.

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

Any provision of our certificate of incorporation, our bylaws or Delaware law that has the effect of delaying, preventing, or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our Class A common stock and could also affect the price that some investors are willing to pay for our Class A common stock.

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

We are committed to doing business in accordance with applicable anti-corruption laws and regulations and with applicable trade restrictions. We are subject, however, to the risk that our affiliated entities or our and our affiliates’ respective officers, directors, employees, and agents (including distributors of our products) may take action determined to be in violation of such laws and regulations. Any violation by any of these persons could result in substantial fines, sanctions, civil and/or criminal penalties, or curtailment of operations in certain jurisdictions, and might adversely affect our operating results. In addition, actual or alleged violations could damage our reputation and ability to do business.

We are subject to environmental, health and safety laws and regulations related to our operations and the use of our additive manufacturing systems, produced parts, and consumable materials, which could subject us to compliance costs and/or potential liability in the event of non-compliance.

We are subject to domestic and foreign environmental laws and regulations governing our operations, including, but not limited to, emissions into the air and water and the use, handling, disposal and remediation of hazardous substances. A certain risk of environmental liability is inherent in our production activities. These laws and regulations govern, among other things, the generation, use, storage, registration, handling, and disposal of chemicals and waste materials, the presence of specified substances in electrical products, the emission and discharge of hazardous materials into the ground, air or water, the cleanup of contaminated sites, including any contamination that results from spills due to our failure to properly dispose of chemicals and other waste materials and the health and safety of our employees. Under these laws, regulations, and requirements, we could also be subject to liability for improper disposal of chemicals and waste materials, including those resulting from the use of our systems and accompanying materials by end-users. Accidents or other incidents that occur at our facilities or involve our personnel or operations could result in claims for damages against us. In the event we are found to be financially responsible, as a result of environmental or other laws or by court order, for environmental damages alleged to have been caused by us or occurring on our premises, we could be required to pay substantial monetary damages or undertake expensive remedial obligations. If our operations fail to comply with such laws or regulations, we may be subject to fines and other civil, administrative, or criminal sanctions, including the revocation of permits and licenses necessary to continue our business activities. In addition, we may be required to pay damages or civil judgments in respect of third-party claims, including those relating to personal injury (including exposure to hazardous substances that we generate, use, store, handle, transport, manufacture or dispose of), property damage or contribution claims. Some environmental laws allow for strict, joint and several liabilities for remediation costs, regardless of fault. We may be identified as a potentially responsible party under such laws. The amount of any costs, including fines or damages payments that we might incur under such circumstances could substantially exceed any insurance we have to cover such losses. Any of these events, alone or in combination, could have a material adverse effect on our business, financial condition and results of operations and could adversely affect our reputation.

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

The SEC’s rules on climate change disclosures proposed in March 2022, if adopted, will increase our costs and expenditures, as well as the costs, expenditures and expectations of many of our third parties. The cost of complying with other current and future environmental, health and safety laws applicable to our operations and the operations of many of our third parties, or the liabilities arising from past releases of, or exposure to, hazardous substances, may result in future expenditures. Any of these developments, alone or in combination, could have an adverse effect on our business, financial condition, and results of operations.

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

We collect personally identifiable information from our employees, prospects, and our customers. Privacy and security laws and regulations may limit the use and disclosure of certain information and require us to adopt certain cybersecurity and data handling practices that may affect our ability to effectively market our services to current, past, or prospective customers. We must comply with privacy laws in the United States, Europe and elsewhere, including GDPR in the European Union, which became effective May 25, 2018 and the retained version of the GDPR as it forms part of the law of England and Wales, Scotland and Northern Ireland, and the California Consumer Privacy Act of 2018, which was enacted on June 28, 2018 and became effective on January 1, 2020. These laws create new individual privacy rights and impose increased obligations, including disclosure obligations, on companies handling personal data. In many jurisdictions, consumers must be notified in the event of a data security breach, and such notification requirements continue to increase in scope and cost. Privacy and security laws and regulations may limit the use and disclosure of certain information and require us to adopt certain cybersecurity and data handling practices that may affect our ability to effectively market our services to current, past, or prospective customers. While we have invested in, and intend to continue to invest in, resources to comply with these standards, we may not be successful in doing so, and any such failure could have an adverse effect on our business, results of operations and reputation.

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

We may incur substantial expense and costs in protecting, enforcing, and defending our intellectual property rights against third parties. Intellectual property disputes may be costly and can be disruptive to our business operations by diverting attention and energies of management and key technical personnel and by increasing our costs of doing business. Third-party intellectual property claims asserted against us could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on unfavorable terms, prevent us from assembling or licensing certain of our products, subject us to injunctions restricting our sale of products, cause severe disruptions to our operations or the marketplaces in which we compete or require us to satisfy indemnification commitments with our customers, including contractual provisions under various license arrangements. In addition, we may incur significant costs in acquiring the necessary third-party intellectual property rights for use in our products. Any of these could have an adverse effect on our business and financial condition.

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

Our additive manufacturing software contains components that are licensed under so-called “open source,” “free” or other similar licenses. Open-source software is made available to the general public on an “as-is” basis under the terms of a non-negotiable license. We currently combine our proprietary software with open-source software, but not in a manner that we believe requires the release of the source code of our proprietary software to the public. We do not plan to integrate our proprietary software with open-source software in ways that would require the release of the source code of our proprietary software to the public; however, our use and distribution of open-source software may entail greater risks than use of third-party commercial software. Open-source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. In addition, if we combine our proprietary software with open-source software in a certain manner, we could, under certain open-source licenses, be required to release to the public or remove the source code of our proprietary software. We may also face claims alleging noncompliance with open-source license terms or infringement or misappropriation of proprietary software. These claims could result in litigation, require us to purchase a costly license or remove the software. In addition, if the license terms for open-source software that we use change, we may be forced to re-engineer our solutions, incur additional costs or discontinue the sale of our offerings if re-engineering could not be accomplished on a timely basis. Although we monitor our use of open-source software to avoid subjecting our offerings to unintended conditions, there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our offerings. We cannot guarantee that we have incorporated open-source software in our software in a manner that will not subject us to liability or in a manner that is consistent with our current policies and procedures.

General Risk Factors

Our Class A common stock price may be volatile or may decline regardless of our operating performance. You may lose some or all of your investment.

The trading price of our Class A common stock is likely to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to several of factors such as those listed in this section and the following:

•	the impact of the COVID-19 pandemic on our financial condition and the results of operations;
•	our operating and financial performance and prospects;
•	our quarterly or annual earnings or those of other companies in our industry compared to market expectations;
•	conditions that impact demand for our products;
•	future announcements concerning our business, our customers’ businesses, or our competitors’ businesses;
•	the public’s reaction to our press releases, other public announcements, and filings with the SEC;
•	the size of our public float;
•	coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;
•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
•	strategic actions by us or our competitors, such as acquisitions or restructurings;
•	changes in laws or regulations which adversely affect our industry or us;
•	changes in accounting standards, policies, guidance, interpretations or principles;
•	changes in senior management or key personnel;
•	issuances, exchanges or sales, or expected issuances, exchanges, or sales of our capital stock;
•	changes in our dividend policy;
•	adverse resolution of new or pending litigation against us; and
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

We are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly, and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal control over financial reporting. Now that we have ceased to be an “emerging growth company” an attestation report on internal control over financial reporting is required to be issued by our independent registered public accounting firm. As a result, we have incurred, and will continue to incur, increased legal, accounting, and other expenses. Our entire management team and many of our other employees will continue to devote substantial time to compliance and may not effectively or efficiently manage our transition into a public company.

In addition, the need to establish the corporate infrastructure demanded of a public company may also divert management’s attention from implementing our business strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal control over financial reporting, including IT controls, and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. If we do not continue to develop and implement the right processes and tools to manage our changing enterprise and maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition, and results of operations. In addition, we cannot predict or estimate the amount of additional costs we may incur to comply with these requirements.

These rules and regulations result in our incurring legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees, or as executive officers.

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

We are subject to the rules and regulations established from time to time by the SEC and the NYSE. These rules and regulations require, among other things that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company are likely to place a considerable strain on our financial and management systems, processes, and controls, as well as on our personnel.

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

We have $113.0 million of goodwill on our balance sheet as of December 31, 2022. Under U.S. GAAP, goodwill is required to be reviewed for impairment at least annually, or more frequently if potential interim indicators exist. Impairment may result from various factors, including adverse changes in assumptions used for valuation purposes, such as actual or projected revenue growth rates, profitability, or discount rates. If the testing indicates that an impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill and the fair value of the goodwill. Events and conditions that could result in impairment include a prolonged period of global economic weakness, a decline in economic conditions, or a slow economic recovery, adverse changes in the market share of our products, or other factors which could result in reductions in our sales or profitability over an extended period. We cannot predict the amount and timing of any future impairments, if any. We have experienced impairment charges with respect to goodwill, and we may experience such charges in the future, particularly if our business performance declines or expected growth is not realized. During the year ended December 31, 2022, we incurred $498.8 million of goodwill impairment charges. It is possible that material changes in our business, market conditions, or assumptions about our market share or position could occur over time. Any future impairment of our goodwill or other intangible assets could have a material adverse effect on our financial condition and results of operations as well as the trading price of our securities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

All issuances of unregistered securities by us during the three months ended March 31, 2023, have been included previously in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

The following table sets forth purchases of our common stock for the three months ended March 31, 2023:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
January 1, 2023 through January 31, 2023	—	$—	—	—
February 1, 2023 through February 28, 2023	21,480	$1.78	—	—
March 1, 2023 through March 31, 2023	40,238	$1.50	—	—
Total	61,718		—

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

DESKTOP METAL, INC.

Date: May 10, 2023	By:	/s/ Ric Fulop
Ric Fulop
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2023	By:	/s/ Jason Cole
Jason Cole
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)