Form 10-Q
period 2023-06-30
Desktop Metal, Inc.
filed 2023-08-03
CIK 1754820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 1, 2023, there were 323,070,377 shares of the registrant’s Class A common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DESKTOP METAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$121,660	$76,291
Current portion of restricted cash	824	4,510
Short‑term investments	5,933	108,243
Accounts receivable	41,235	38,481
Inventory	100,330	91,736
Prepaid expenses and other current assets	17,041	16,325
Assets held for sale	—	830
Total current assets	287,023	336,416
Restricted cash, net of current portion	612	1,112
Property and equipment, net	42,307	56,271
Goodwill	112,741	112,955
Intangible assets, net	199,609	219,830
Other noncurrent assets	34,806	27,763
Total Assets	$677,098	$754,347
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,041	$25,105
Customer deposits	9,275	11,526
Current portion of lease liability	5,931	5,730
Accrued expenses and other current liabilities	28,724	26,723
Current portion of deferred revenue	12,799	13,719
Current portion of long‑term debt	389	584
Total current liabilities	82,159	83,387
Long-term debt, net of current portion	187	311
Convertible notes	112,199	111,834
Lease liability, net of current portion	23,196	17,860
Deferred revenue, net of current portion	3,711	3,664
Deferred tax liability	8,060	8,430
Other noncurrent liabilities	3,127	1,359
Total liabilities	232,639	226,845
Commitments and Contingencies (Note 17)
Stockholders’ Equity
Preferred Stock, $0.0001 par value—authorized, 50,000,000 shares; no shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Common Stock, $0.0001 par value—500,000,000 shares authorized; 322,656,280 and 318,235,106 shares issued at June 30, 2023 and December 31, 2022, respectively, 322,630,201 and 318,133,434 shares outstanding at June 30, 2023 and December 31, 2022, respectively	32	32
Additional paid‑in capital	1,893,548	1,874,792
Accumulated deficit	(1,411,323)	(1,308,954)
Accumulated other comprehensive loss	(37,798)	(38,368)
Total Stockholders’ Equity	444,459	527,502
Total Liabilities and Stockholders’ Equity	$677,098	$754,347

See notes to condensed consolidated financial statements

DESKTOP METAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues
Products	$47,398	$52,672	$84,095	$92,148
Services	5,888	5,002	10,507	9,232
Total revenues	53,286	57,674	94,602	101,380
Cost of sales
Products	43,224	44,913	82,115	86,815
Services	3,973	4,364	7,762	7,496
Total cost of sales	47,197	49,277	89,877	94,311
Gross profit	6,089	8,397	4,725	7,069
Operating expenses
Research and development	21,223	31,370	44,367	55,975
Sales and marketing	10,440	20,406	20,047	40,070
General and administrative	22,944	19,691	41,145	43,573
Goodwill impairment	—	229,500	—	229,500
Total operating expenses	54,607	300,967	105,559	369,118
Loss from operations	(48,518)	(292,570)	(100,834)	(362,049)
Interest expense	(1,109)	(633)	(1,920)	(601)
Interest and other (expense) income, net	(78)	(5,013)	(149)	(6,766)
Loss before income taxes	(49,705)	(298,216)	(102,903)	(369,416)
Income tax benefit (expense)	(23)	944	534	2,200
Net loss	$(49,728)	$(297,272)	$(102,369)	$(367,216)
Net loss per share—basic and diluted	$(0.15)	$(0.95)	$(0.32)	$(1.17)
Weighted average shares outstanding, basic and diluted	321,655,818	313,556,886	320,382,809	312,798,328

See notes to condensed consolidated financial statements.

DESKTOP METAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net loss	$(49,728)	$(297,272)	$(102,369)	$(367,216)
Other comprehensive loss, net of taxes:
Unrealized gain (loss) on available-for-sale marketable securities, net	148	(41)	337	(29)
Foreign currency translation adjustment	(1,316)	(27,411)	233	(38,458)
Total comprehensive loss, net of taxes of $0	$(50,896)	$(324,724)	$(101,799)	$(405,703)

See notes to condensed consolidated financial statements.

DESKTOP METAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share amounts)

	Three Months Ended June 30, 2023
					Accumulated
					Other
	Common Stock		Additional		Comprehensive	Total
	Voting		Paid‑in	Accumulated	(Loss)	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
BALANCE—April 1, 2023	320,401,389	$32	$1,883,764	$(1,361,595)	$(36,630)	$485,571
Exercise of Common Stock options	472,235	—	560	—	—	560
Vesting of restricted Common Stock	50,218	—	—	—	—	—
Vesting of restricted stock units	1,266,620	—	—	—	—	—
Repurchase of shares for employee tax withholdings	(5,054)	—	(11)	—	—	(11)
Issuance of Common Stock related to settlement of contingent consideration	444,793	—	797	—	—	797
Stock‑based compensation expense	—	—	8,438	—	—	8,438
Net loss	—	—	—	(49,728)	—	(49,728)
Other comprehensive income (loss)	—	—	—	—	(1,168)	(1,168)
BALANCE—June 30, 2023	322,630,201	$32	$1,893,548	$(1,411,323)	$(37,798)	$444,459

	Six Months Ended June 30, 2023
					Accumulated
					Other
	Common Stock		Additional		Comprehensive	Total
	Voting		Paid‑in	Accumulated	(Loss)	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
BALANCE—January 1, 2023	318,133,434	$32	$1,874,792	$(1,308,954)	$(38,368)	$527,502
Exercise of Common Stock options	968,111	—	1,157	—	—	1,157
Vesting of restricted Common Stock	75,593	—	—	—	—	—
Vesting of restricted stock units	3,075,042	—	—	—	—	—
Repurchase of shares for employee tax withholdings	(66,772)	—	(109)	—	—	(109)
Issuance of Common Stock related to settlement of contingent consideration	444,793	—	797	—	—	797
Stock‑based compensation expense	—	—	16,911	—	—	16,911
Net loss	—	—	—	(102,369)	—	(102,369)
Other comprehensive income (loss)	—	—	—	—	570	570
BALANCE—June 30, 2023	322,630,201	$32	$1,893,548	$(1,411,323)	$(37,798)	$444,459

	Three Months Ended June 30, 2022
					Accumulated
					Other
	Common Stock		Additional		Comprehensive	Total
	Voting		Paid‑in	Accumulated	(Loss)	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
BALANCE—April 1, 2022	312,825,572	$31	$1,833,998	$(638,555)	$(17,449)	$1,178,025
Exercise of Common Stock options	234,307	—	364	—	—	364
Vesting of restricted Common Stock	29,171	—	—	—	—	—
Vesting of restricted stock units	1,962,846	1	—	—	—	1
Net share settlement related to employee tax withholdings upon vesting of restricted stock units	(16,421)	—	(31)	—	—	(31)
Issuance of Common Stock related to settlement of contingent consideration	112,202	—	500	—	—	500
Stock‑based compensation expense	—	—	17,005	—	—	17,005
Net loss	—	—	—	(297,272)	—	(297,272)
Other comprehensive income (loss)	—	—	—	—	(27,452)	(27,452)
BALANCE—June 30, 2022	315,147,677	$32	$1,851,836	$(935,827)	$(44,901)	$871,140

	Six Months Ended June 30, 2022
					Accumulated
					Other
	Common Stock		Additional		Comprehensive	Total
	Voting		Paid‑in	Accumulated	(Loss)	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
BALANCE—January 1, 2022	311,473,950	$31	$1,823,344	$(568,611)	$(6,414)	$1,248,350
Exercise of Common Stock options	1,021,000	—	1,264	—	—	1,264
Vesting of restricted Common Stock	113,555	—	—	—	—	—
Vesting of restricted stock units	2,483,111	1	—	—	—	1
Repurchase of shares for employee tax withholdings	(56,141)	—	(189)	—	—	(189)
Issuance of Common Stock related to settlement of contingent consideration	112,202	—	500	—	—	500
Stock‑based compensation expense	—	—	26,917	—	—	26,917
Net loss	—	—	—	(367,216)	—	(367,216)
Other comprehensive income (loss)	—	—	—	—	(38,487)	(38,487)
BALANCE—June 30, 2022	315,147,677	$32	$1,851,836	$(935,827)	$(44,901)	$871,140

See notes to condensed consolidated financial statements.

DESKTOP METAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(102,369)	$(367,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,965	25,602
Stock‑based compensation	19,016	26,917
Goodwill impairment	—	229,500
Amortization (accretion) of discount on investments	(484)	390
Amortization of deferred costs on convertible notes	365	39
Provision for bad debt	962	554
Provision for slow-moving, obsolete, and lower of cost or net realizable value inventories, net	—	—
Loss on disposal of property and equipment	496	156
Net increase (decrease) in accrued interest related to marketable securities	238	917
Net unrealized (gain) loss on equity investment	148	5,080
Net unrealized (gain) loss on other investments	—	800
Deferred tax benefit	(534)	(2,188)
Change in fair value of contingent consideration	—	4
Foreign currency transaction (gain) loss	97	430
Changes in operating assets and liabilities:
Accounts receivable	(3,661)	8,250
Inventory	(8,760)	(25,384)
Prepaid expenses and other current assets	(675)	(2,994)
Other assets	1,595	1,117
Accounts payable	(407)	(2,767)
Accrued expenses and other current liabilities	1,097	(7,337)
Customer deposits	(2,322)	(1,412)
Deferred revenue	(918)	(70)
Change in right of use assets and lease liabilities, net	(3,110)	(1,467)
Other liabilities	1,767	30
Net cash used in operating activities	(70,494)	(111,049)
Cash flows from investing activities:
Purchases of property and equipment	(1,305)	(6,747)
Proceeds from sale of property and equipment	9,942	6
Purchase of marketable securities	(4,973)	(126,771)
Proceeds from sales and maturities of marketable securities	107,719	177,150
Cash paid for acquisitions, net of cash acquired	(500)	(23)
Net cash provided by investing activities	110,883	43,615
Cash flows from financing activities:
Proceeds from the exercise of stock options	1,157	1,266
Payment of taxes related to net share settlement upon vesting of restricted stock units	(108)	(191)
Repayment of loans	(328)	(231)
Proceeds from issuance of convertible notes	—	115,000
Costs incurred in connection with the issuance of convertible notes	—	(3,619)
Net cash provided by financing activities	721	112,225
Effect of exchange rate changes on cash, cash equivalents and restricted cash	73	(819)
Net increase (decrease) in cash, cash equivalents, and restricted cash	41,183	43,972
Cash, cash equivalents, and restricted cash at beginning of period	81,913	68,258
Cash, cash equivalents, and restricted cash at end of period	$123,096	$112,230

Supplemental disclosures of cash flow information

Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total shown in the condensed consolidated statements of cash flows:

Cash and cash equivalents	$121,660	$107,966
Restricted cash included in other current assets	824	3,152
Restricted cash included in other noncurrent assets	612	1,112
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$123,096	$112,230

Supplemental cash flow information:
Interest paid	$—	$—
Taxes paid	$—	$—

Non‑cash investing and financing activities:
Net unrealized (gain) loss on investments	$(337)	$29
Common Stock issued for settlement of contingent consideration	$797	$500
Deferred contract costs	$—	$1,341
Additions to right of use assets and lease liabilities	$8,489	$7,784
Purchase of property and equipment included in accounts payable	$365	$1,022
Purchase of property and equipment included in accrued expense	$32	$—
Transfers from property and equipment to inventory	$841	$1,954
Transfers from PP&E to Asset Held-For-Sale	$—	$—
Transfers from inventory to property and equipment	$1,345	$1,531

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Risks and Uncertainties

The Company is subject to a number of risks similar to those of other companies of similar size in its industry, including, but not limited to, the need for successful development of products, the need for additional funding, competition from substitute products and services from larger companies, protection of proprietary technology, patent litigation, dependence on key individuals, and risks associated with changes in information technology. The Company has financed its operations to date primarily with proceeds from the sale of preferred stock, the Business Combination, and the sale of convertible senior notes due in 2027 (the “2027 Notes”) in May 2022. The Company’s long-term success is dependent upon its ability to successfully market its products and services; generate revenue; maintain or reduce its operating costs and expenses; meet its obligations; obtain additional capital when needed; and, ultimately, achieve profitable operations. Management believes that existing cash and short-term investments as of June 30, 2023 will be sufficient to fund operating and capital expenditure requirements through at least twelve months from the date of issuance of these condensed consolidated financial statements.

Proposed Merger with Stratasys Ltd.

On May 25, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Stratasys Ltd. (“Stratasys”), Tetris Sub Inc., a Delaware corporation and a direct wholly owned subsidiary of Stratasys (“Merger Sub”), and the Company, pursuant to which Merger Sub will merge with and into the Company, with the Company surviving the merger as a direct wholly owned subsidiary of Stratasys (the “Merger”).

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Class A common stock, par value $0.0001 per share, of Desktop Metal (“Common Stock”) issued and outstanding immediately prior to the Effective Time (other than shares of Common Stock owned or held (x) in treasury or otherwise owned by Desktop Metal or any of its subsidiaries or (y) by Stratasys or any of its subsidiaries), will be converted into the right to receive 0.123 (the “Exchange Ratio”) ordinary shares, 0.01 New Israeli Shekels par value, of Stratasys (“Ordinary Shares”).

Pursuant to the Merger Agreement, following the closing of the transaction, the Board of Directors of the combined company will consist of 11 members, five of whom will be selected by current directors of Stratasys and five of whom will be selected by current directors of the Company, as well as Dr. Yoav Zeif, who will continue to serve as the combined company’s Chief Executive Officer. The Merger Agreement provides that Mr. Ric Fulop, the Chief Executive Officer of the Company, will serve as Chairman of the combined company’s Board of Directors and Stratasys Chairman Mr. Dov Ofer will serve as lead independent director of the combined company’s Board of Directors.

The Company recognized costs of $6.0 million primarily related to legal and consulting fees incurred in connection with the Merger and $0.3 million for Merger bonuses for the three and six months ended June 30, 2023, included in general and administrative expenses in the consolidated statements of operations. The Merger is subject to approval by shareholders of Stratasys and Desktop Metal, the receipt of required regulatory approvals, and other customary closing conditions.

For further information on the Merger Agreement, refer to the Merger Agreement, a copy of which was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2023.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The functional currency of all wholly owned subsidiaries is U.S. Dollars. All intercompany transactions and balances have been eliminated in consolidation.

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the financial statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. See the below discussion of changes to the Company’s policies for assets held for sale. There have been no other changes to the Company’s significant accounting policies during the first six months of fiscal year 2023.

Assets Held for Sale

The Company classifies long-lived assets or asset groups the Company plans to sell as held for sale on our consolidated balance sheets only after certain criteria have been met including: (i) management has the authority and commits to a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, (iii) an active program to locate a buyer and the plan to sell the asset have been initiated, (iv) the sale of the asset is probable within 12 months, (v) the asset is being actively marketed at a reasonable sales price relative to its current fair value, and (vi) it is unlikely that the plan to sell will be withdrawn or that significant changes to the plan will be made. The Company records assets or asset groups held for sale at the lower of their carrying value or fair value less costs to sell.

3. REVENUE RECOGNITION

Contract Balances

The Company’s deferred revenue balance was $16.5 million and $17.4 million as of June 30, 2023 and December 31, 2022, respectively. During the three and six months ended June 30, 2023, the Company recognized $0.4 million and $3.8 million of existing deferred revenue from 2022. During the three and six months ended June 30, 2022, the Company recognized $3.5 million and $10.4 million of existing deferred revenue from 2021. The deferred revenue consists of billed post-installation customer support and maintenance, cloud-based software licenses that are recognized ratably over the term of the agreement, and contracts that have outstanding performance obligations or contracts that have acceptance terms that have not yet been fulfilled.

Contract assets were not significant during the six months ended June 30, 2023 and 2022.

Remaining Performance Obligations

At June 30, 2023, the Company had $16.5 million of remaining performance obligations, of which approximately $12.8 million is expected to be fulfilled over the next 12 months, notwithstanding uncertainty related to customer site readiness and unanticipated economic events, which could have an adverse effect on the timing of delivery and installation of products and/or services to customers. In addition, the Company also had customer deposits of $9.3 million at June 30, 2023.

4. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company’s cash equivalents and short-term investments are invested in the following (in thousands):

	June 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$66,332	$—	$—	$66,332
Total cash equivalents	66,332	—	—	66,332
U.S. Treasury securities	4,995	—	(2)	4,993
Total short-term investments	4,995	—	(2)	4,993
Total cash equivalents and short-term investments	$71,327	$—	$(2)	$71,325

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$51,274	$—	$—	$51,274
Total cash equivalents	51,274	—	—	51,274
Commercial paper	39,781	—	—	39,781
Corporate bonds	28,970	—	(156)	28,814
U.S. Treasury securities	19,896	—	(78)	19,818
Government bonds	14,846	—	(102)	14,744
Asset-backed securities	4,000	—	(2)	3,998
Total short-term investments	107,493	—	(338)	107,155
Total cash equivalents and short-term investments	$158,767	$—	$(338)	$158,429

During the year ended December 31, 2021, the Company made a $20.0 million investment in equity securities of a publicly-traded company. The Company records this investment at fair value within short-term investments, which was $0.9 million as of June 30, 2023. During the three and six months ended June 30, 2023, the Company recorded an unrealized gain of $0.3 million and an unrealized loss of $0.1 million, respectively, due to the change in fair value of the equity securities. During the three and six months ended June 30, 2022, the Company recorded unrealized losses of $3.4 million and $5.1 million, respectively, due to the change in fair value of equity securities, in interest and other (expense) income, net in the consolidated statements of operations.

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

The following fair value hierarchy table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the inputs the Company utilized to determine such fair value (in thousands):

	June 30, 2023
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Items	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$66,332	$—	$—	$66,332
U.S. Treasury securities	—	4,993	—	4,993
Equity securities	940	—	—	940
Other investments	—	—	2,000	2,000
Total assets	$67,272	$4,993	$2,000	$74,265
Liabilities:
Contingent consideration	$—	$—	$197	$197
Total liabilities	$—	$—	$197	$197

	December 31, 2022
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Items	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$51,274	$—	$—	$51,274
Commercial paper	—	39,781	—	39,781
Corporate bonds	—	28,814	—	28,814
U.S. Treasury securities		19,818		19,818
Government bonds	—	14,744	—	14,744
Asset-backed securities	—	3,998	—	3,998
Equity securities	1,088	—	—	1,088
Other investments	—	—	2,000	2,000
Total assets	$52,362	$107,155	$2,000	$161,517
Liabilities:
Contingent consideration	$—	$—	$2,587	$2,587
Total liabilities	$—	$—	$2,587	$2,587

The Company has determined that the estimated fair value of its corporate bonds and commercial paper are reported as Level 2 financial assets as they are based on model-driven valuations in which all significant inputs are observable, or can be derived from or corroborated by observable market data for substantially the full term of the asset.

Equity securities include investments made via publicly-traded securities. The Company has determined that the estimated fair value of its equity securities is reported as Level 1 financial assets as they are based on quoted market prices in active markets for identical assets. During the three and six months ended June 30, 2023, the Company recorded an unrealized gain of $0.3 million and an unrealized loss of $0.1 million, respectively, in interest and other (expense) income, net in the condensed consolidated statements of operations, due to the change in fair value of the equity securities. During the three and six months ended June 30, 2022, the Company recorded unrealized losses of $3.4 million and $5.1 million, respectively, due to the change in fair value of equity securities.

Other investments include investments made via convertible debt instruments totaling $2.0 million which is recorded in other noncurrent assets in the condensed consolidated balance sheets. The other investments are reported as a Level 3 financial asset because the methodology used to develop the estimated fair values includes significant unobservable inputs reflecting management’s own assumptions. Assumptions used in fair valuing convertible debt instruments include the rights and obligations of the notes the Company holds as well as the probability of a qualified financing event, acquisition, or change in control. During the three and six months ended June 30, 2023, the Company did not recognize any gains or losses on convertible debt instruments. During the three and six months ended June 30, 2022, the Company recognized an unrealized loss of $0.8 million on convertible debt instruments.

The Aerosint acquisition included contingent consideration related to revenue metrics and technical milestones, with a fair value of $6.1 million as of the date of acquisition and a fair value of $0.2 million as of June 30, 2023. The contingent consideration liability was valued using a Monte Carlo simulation in a risk-neutral framework as well as a scenario-based approach (both special cases of the income approach), based on key inputs that are not all observable in the market and is classified as a Level 3 liability. The Company assesses the fair value of the contingent consideration liability at each reporting period, with any subsequent changes to the fair value of the liability reflected in the condensed consolidated statement of operations until the liability is settled. During the three and six months ended June 30, 2023, the Company did not recognize any gains or losses in fair value of contingent consideration. During the three and six months ended June 30, 2022, the Company recognized a change in fair value of contingent consideration of $0.1 million change in fair value and no change in fair value, respectively. During the six months ended June 30, 2023, the Company paid $1.6 million in cash and $0.8 million in shares to Aerosint in connection with the achievement of revenue and technical milestones. During the six months ended June 30, 2022, based on the relevant revenues earned during the first year of the three-year contingent consideration period, the Company paid $1.0 million in cash and $0.5 million in shares to Aerosint. As of June 30, 2023, the $0.2 million balance of contingent consideration is recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

The 2027 Notes are valued as a single liability measured at amortized cost, as no other features require bifurcation and recognition as derivatives.

There were no transfers between fair value measure levels during the six months ended June 30, 2023 and 2022. The following table presents information about the Company’s movement in Level 3 assets measured at fair value (in thousands):

	Six Months Ended June 30,
	2023	2022
Balance at beginning of period	$2,000	$6,750
Additions	—	—
Changes in fair value	—	(800)
Disposals	—	—
Transfers to Level 1	—	—
Balance at end of period	$2,000	$5,950

The following table presents information about the Company’s movement in Level 3 liabilities measured at fair value (in thousands):

	Six Months Ended June 30,
	2023	2022
Balance at beginning of period	$2,587	$5,654
Payment of contingent consideration liability	(2,390)	(1,500)
Changes in fair value	—	5
Balance at end of period	$197	$4,159

6. ACCOUNTS RECEIVABLE

The components of accounts receivable are as follows (in thousands):

	June 30,	December 31,
	2023	2022
Trade receivables	$43,837	$40,121
Allowance for doubtful accounts	(2,602)	(1,640)
Total accounts receivable	$41,235	$38,481

The following table summarizes activity in the allowance for doubtful accounts (in thousands):

	June 30,	December 31,
	2023	2022
Balance at beginning of period	$1,640	$665
Provision for uncollectible accounts, net of recoveries	1,000	1,393
Uncollectible accounts written off	(38)	(418)
Balance at end of period	$2,602	$1,640

7. INVENTORY

Inventory consists of the following (in thousands):

	June 30,	December 31,
	2023	2022
Raw materials	$48,382	$41,971
Work in process	11,909	11,936
Finished goods:
Deferred cost of sales	4,364	3,602
Manufactured finished goods	35,675	34,227
Total finished goods	40,039	37,829
Total inventory	$100,330	$91,736

8. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consists of the following (in thousands):

	June 30,	December 31,
	2023	2022
Prepaid operating expenses	$10,028	$5,705
Prepaid dues and subscriptions	2,082	2,674
Prepaid insurance	1,747	798
Prepaid taxes	1,686	395
Prepaid rent	127	383
Government grants receivable	60	429
Other	1,311	5,941
Total prepaid expenses and other current assets	$17,041	$16,325

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

The Company ceased recording depreciation on these assets upon meeting the held for sale criteria. As of December 31, 2022, the total carrying value of assets held for sale was $0.8 million.

During the three months ended June 30, 2023, the Company completed the sales of the Troy, Michigan and the North Huntington, Pennsylvania facilities for a combined $6.9 million in proceeds. The Company recorded an immaterial loss on the sale of the facilities in the condensed consolidated statements of operations. At June 30, 2023, there were no assets held for sale.

10. PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following (in thousands):

	June 30,	December 31,
	2023	2022
Equipment	$48,345	$48,632
Leasehold improvements	19,088	18,527
Land and buildings	9,070	15,893
Construction in process	3,869	5,008
Furniture and fixtures	2,244	2,396
Software	2,097	2,183
Tooling	2,285	2,145
Computer equipment	2,393	2,076
Automobiles	1,103	1,180
Property and equipment, gross	90,494	98,040
Less: accumulated depreciation	(48,187)	(41,769)
Total property and equipment, net	$42,307	$56,271

Depreciation expense was $3.0 million and $6.0 million for three and six months ended June 30, 2023. Depreciation expense was $3.1 million and $6.2 million for the three and six months ended June 30, 2022

11. GOODWILL & INTANGIBLE ASSETS

The carrying amount of goodwill at June 30, 2023 and December 31, 2022 was $112.7 million and $113.0 million respectively, and has been recorded in connection with the Company’s acquisitions. The goodwill activity is as follows (in thousands):

	June 30,	December 31,
	2023	2022
Balance, beginning of year	$112,955	$639,301
Foreign currency translation adjustment	(214)	(26,940)
Measurement period adjustments	—	(606)
Goodwill impairment	—	(498,800)
Balance, end of period	$112,741	$112,955

The measurement period adjustments of $0.6 million during 2022 represent the final measurement period adjustments related to the acquisition of May Dental Lab, Inc. in October 2021 and the acquisition of the ExOne Company in November 2021.

Due to sustained declines in the Company’s stock price and the stock prices of comparable companies, the Company performed interim quantitative assessments as of June 30, 2022 and December 31, 2022, utilizing a combination of the income and market approaches. The results of the quantitative analysis performed indicated that the carrying value of the reporting unit exceeded the fair value. As such, $498.8 million of goodwill impairment charges were recorded during the year ended December 31, 2022.

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

During the three and six months ended June 30, 2023, the Company did not record a goodwill impairment charge. During the three and six months ended June 30, 2022, the Company recorded a goodwill impairment charge of $229.5 million in the condensed consolidated statements of operations.

Intangible assets consisted of the following (in thousands):

		June 30, 2023			December 31, 2022
	Weighted Average	Gross		Net	Gross		Net
	Remaining Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Lives (in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired technology	8.2	$197,022	$51,990	$145,032	$196,367	$36,919	$159,448
Trade name	10.0	12,464	3,205	9,259	12,459	2,374	10,085
Customer relationships	9.4	68,123	22,805	45,318	67,915	17,663	50,252
Capitalized software	—	518	518	—	518	473	45
Total intangible assets		$278,127	$78,518	$199,609	$277,259	$57,429	$219,830

During the three and six months ended June 30, 2023 and 2022, the Company recognized the following amortization expense (in thousands):

	Statement of	Three Months Ended June 30,		Six Months Ended June 30,
Category	Operations Line Item	2023	2022	2023	2022
Acquired technology	Cost of Sales	$6,928	$5,950	$13,855	$11,940
Acquired technology	Research and Development	556	405	1,109	848
Trade name	General and Administrative	418	421	833	843
Customer relationships	Sales and Marketing	2,537	2,866	5,057	5,768
Capitalized software	Research and Development	18	27	45	54
		$10,457	$9,669	$20,899	$19,453

The Company expects to recognize the following amortization expense (in thousands):

Amortization Expense
2023 (remaining 6 months)	$20,879
2024	41,878
2025	39,372
2026	29,322
2027	21,076
2028 and after	47,082
Total intangible amortization	$199,609

12. OTHER NONCURRENT ASSETS

The following table summarizes the Company’s components of other noncurrent assets (in thousands):

	June 30,	December 31,
	2023	2022
Right of use asset	$27,973	$22,147
Other investments	2,000	2,000
Long-term deposits	491	573
Other	4,342	3,043
Total other noncurrent assets	$34,806	$27,763

13. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the Company’s components of accrued expenses and other current liabilities (in thousands):

	June 30,	December 31,
	2023	2022
Compensation and benefits related	$7,928	$8,058
Professional services	4,792	917
Warranty reserve	4,163	4,301
Franchise and royalty fees	2,066	1,448
Inventory purchases	1,359	925
Current portion of acquisition consideration	1,250	1,750
2027 Notes Interest	901	901
Income tax payable	700	761
Commissions	522	897
Sales and use and franchise taxes	484	286
Current portion of contingent consideration	197	2,587
Other	4,362	3,892
Total accrued expenses and other current liabilities	$28,724	$26,723

The Company recorded warranty reserve as of June 30, 2023 and December 31, 2022, respectively, as follows (in thousands).

	June 30,	December 31,
	2023	2022
Warranty reserve, at the beginning of the period	$4,301	$4,048
Additions to warranty reserve	1,384	4,484
Claims fulfilled	(1,522)	(4,231)
Warranty reserve, at the end of the period	$4,163	$4,301

14. DEBT

2027 Convertible Notes—In May 2022, the Company issued an aggregate of $115.0 million principal amount of convertible senior notes due in 2027 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2027 Notes consisted of $100.0 million initial placement and an over-allotment option that provided the initial purchasers of the 2027 Notes with the option to purchase an additional $15.0 million aggregate principal amount of the 2027 Notes, which was fully exercised. The 2027 Notes were issued pursuant to an indenture dated May 13, 2022. The net proceeds from the issuance of the 2027 Notes were $111.4 million, after deducting the initial purchasers’ discounts and commissions and our estimated offering expenses. The issuance costs are treated as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the 2027 Notes.

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

The Merger with Stratasys is expected to result in a “Common Stock Change Event” (as defined in the indenture governing the 2027 Notes). If the Merger is completed, each 2027 Notes holder’s right to convert 2027 Notes for shares of Class A common stock will be changed into a right to exchange 2027 Notes for Stratasys Ordinary Shares based on the Exchange Ratio. Following the effective time of the Merger, the 2027 Notes are expected to be temporarily exchangeable into, at the combined company’s election, (i) cash or (ii) a combination of Stratasys Ordinary Shares and cash in an amount of at least $1,000 per $1,000 principal amount of 2027 Notes being exchanged.

The 2027 Notes are valued as a single liability measured at amortized cost, which approximates fair value, as no other features require bifurcation and recognition as derivatives. The following table presents the outstanding principal amount and carrying value of the 2027 Notes as of the date indicated (in thousands):

	June 30,	December 31
	2023	2022
Principal	$115,000	$115,000
Unamortized debt discount	(2,213)	(2,502)
Unamortized debt issuance costs	(588)	(664)
Net carrying value	$112,199	$111,834

The annual effective interest rate for the 2027 Notes was approximately 6.1%. Interest expense related to the 2027 Notes for the periods presented below are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Coupon interest	$1,744	$947	$3,469	$947
Amortization of debt discount	144	32	288	32
Amortization of transaction costs	38	8	77	8
Total interest expense	$1,926	$987	$3,834	$987

Bank Debt—In connection with the acquisition of A.I.D.R.O., the Company acquired three loans (“Bank Loans”) totaling $1.1 million in aggregate. The Bank Loans have term of 4.5 years and mature from September 2024 through September 2025, with interest rates ranging from 1.70% to 2.10%. Payments of principal and interest are made quarterly. During the three and six months ended June 30, 2023, the Company paid $0.1 million and during the three and six months ended June 30, 2022, the Company paid $0.1 million. As of June 30, 2023, $0.5 million remains outstanding. $0.3 million of the outstanding debt is recorded within current portion of long-term debt and $0.2 million is recorded within long-term debt, in the condensed consolidated balance sheets.

15. OTHER NONCURRENT LIABILITIES

The following table summarizes the Company’s components of other noncurrent liabilities (in thousands):

	June 30,	December 31,
	2023	2022
Taxes payable	$1,034	$1,034
Other	2,093	325
Total other noncurrent liabilities	$3,127	$1,359

16. LEASES

Lessee

At June 30, 2023, the Company recorded $28.0 million as a right of use asset and $29.1 million as a lease liability. At December 31, 2022, the Company recorded $22.1 million as a right of use asset and $23.6 million as a lease liability. The Company assesses its right of use asset and other lease-related assets for impairment. There were no impairments recorded related to these assets during the three and six months ended June 30, 2023 and the year ended December 31, 2022.

The Company reviews all supplier, vendor, and service provider contracts to determine whether any service arrangements contain a lease component. The Company identified two service agreements that contain an embedded lease. The agreements do not contain fixed or minimum payments, and the variable lease expense was immaterial during the three and six months ended June 30, 2023 and 2022.

Information about other lease-related balances is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease cost
Operating lease cost	$1,570	$1,319	$3,071	$2,779
Short‑term lease cost	39	—	94	70
Variable lease cost	36	61	70	122
Finance lease cost	23	23	46	42
Total lease cost	$1,668	$1,403	$3,281	$3,013
Other Information
Operating cash flows used in operating leases	$1,741	$1,631	$3,471	$3,095
Operating cash flows used in finance leases	21	19	42	40
Weighted‑average remaining lease term—operating leases (years)	5.1	5.4	5.1	5.4
Weighted‑average remaining lease term—finance leases (years)	6.8	7.7	6.8	7.7
Weighted‑average discount rate—operating leases	5.0%	3.9%	5.0%	3.9%
Weighted‑average discount rate—finance leases	3.1%	3.1%	3.1%	3.1%

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

Future minimum lease payments under noncancelable operating leases, including immaterial future minimum lease payments under finance leases, at June 30, 2023, are as follows (in thousands):

	Operating Leases	Finance Leases
2023 (remaining 6 months)	$3,728	$41
2024	6,945	78
2025	6,559	77
2026	5,495	77
2027	5,008	77
2028 and after	5,082	317
Total lease payments	32,817	667
Less amount representing interest	(4,279)	(78)
Total lease liability	28,538	589
Less current portion of lease liability	(5,867)	(64)
Lease liability, net of current portion	$22,671	$525

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

In June 2023, the Company amended its existing facility lease for the headquarters and operating facility in Burlington, MA, extending the lease term set to expire in April 2024 through April 2029. The rent is not fixed and increases each year of the lease extension.

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

As previously disclosed, on November 8, 2021, a purported stockholder, Leo Lissog Goldstein, filed a Section 220 complaint in Delaware Chancery Court against ExOne (Goldstein v. The ExOne Company, Case No. 2021-0958-KSJM). Mr. Goldstein seeks to discover certain books and records of the company related to the ExOne Merger purportedly in order to investigate, among other things, the events leading up to and the disclosures made in connection with the ExOne Merger. Mr. Goldstein has also moved to intervene and stay the Campanella action, discussed below, until his Section 220 action is complete. Mr. Goldstein dismissed his complaint on February 14, 2023.

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

As previously disclosed, on December 21, 2021, January 14, 2022, February 2, 2022 and February 22, 2022, four alleged shareholders of Desktop Metal stock filed purported securities class action complaints in the United States District Court for the District of Massachusetts. (Luongo v. Desktop Metal, D. Mass., Case No. 1:21-cv-12099-IT; Hathaway v. Desktop Metal, D. Mass., Case No. 1:22-cv-10059-IT; Guzman-Martinez v. Desktop Metal, D. Mass, Case No. 1:22-cv-10173, Xie v. Desktop Metal, Case No. 1:22-cv-10297-IT). Each complaint alleges that Desktop Metal and certain of its officers and directors violated Sections 10(b) and 20(a) of the Securities and Exchange Act by making false or misleading statements regarding EnvisionTEC’s manufacturing and product compliance practices and procedures. On February 4, 2022, the court issued an order consolidating the first three District of Massachusetts securities class actions. On July 7, 2022, the court appointed Sophia Zhou lead plaintiff for the class period of February 17, 2021 through November 15, 2021. The court also vacated its earlier order consolidating the Xie action with the other lawsuits and will allow that action to proceed separately, with a new notice to investors, based on a class period of January 15, 2021 to February 16, 2021. On September 29, 2022, the Court re-consolidated the Xie action with the other actions for all pre-trial proceedings. Plaintiffs filed a Consolidated Complaint on December 19, 2022. The parties will complete briefing on the motion to dismiss in May 2023 and are awaiting a decision.

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

On June 26, 2023 and June 27, 2023, purported stockholders Harold Weber and James Bruinsslot each sent demand letters to Desktop Metal requesting certain books and records of the company related to Desktop Metal’s proposed merger with Stratasys Ltd. On June 27, 2023, June 29, 2023 and July 11, 2023, purported stockholders Donald Browning, Jeffrey D. Justice, II, Brian Warden, and Karl Cordes each sent demand letters to the Company alleging material misstatements and omissions in Desktop Metal’s public disclosures made in connection with it’s proposed merger with Stratasys Ltd. Each of the stockholders requests that Desktop Metal disclose additional information related to Desktop Metal’s and Stratasys’ financial projections and the analysis performed by Desktop Metal’s financial advisor Stifel Financial Corporation.

On June 27, 2023 and July 13, 2023, purported stockholders El Mehdi Modar and Gerald Lovoi filed two actions in the United States District Court for the Southern District of New York (Modar v. Desktop Metal, et al., Case No. 1:23-cv-05465, Lovoi v. Desktop Metal, et al., Case No. 1:23-cv-06035). The complaints allege that certain officers and directors of Desktop Metal violated Sections 14(a) and 20(a) of the Exchange Act by causing a materially incomplete and misleading registration statement to be filed with the SEC on June 20, 2023 in connection with Desktop Metal’s proposed merger with Stratasys Ltd.

We also are subject to a variety of other claims and suits that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims against us, individually or in aggregate, will not have a material adverse impact in our condensed consolidated financial statements, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.

The Company believes that these complaints are all without merit and intends to defend against them vigorously.

Commitments

The Company has entered into legally binding agreements with certain suppliers to purchase materials used in the manufacturing of the Company’s products. As of June 30, 2023, the Company had outstanding purchase orders with contract manufacturers in the amount of $31.8 million which are not included in the condensed consolidated balance sheets. The Company has an additional purchase commitment of $22.0 million through 2027 for equipment that it plans to lease to customers in connection with digital dentistry solution offerings related to the Desktop Labs platform.

The Company has also entered into licensing and royalty agreements with certain manufacturing and software companies and universities related to the use of patented technology. Under the terms of each agreement, the Company has made initial, immaterial one-time payments and is obligated to pay a set percentage, ranging from 4% - 13%, of all consideration received by the Company for sales of related products and services, until the agreements are terminated. The Company’s aggregate minimum annual commitment under these contracts is $0.6 million. During the three and six months ended June 30, 2023 and 2022, the Company recorded immaterial licensing and royalty fees.

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

At June 30, 2023, total outstanding financial guarantees and letters of credit issued by the Company under the credit facility were $0.8 million, of which $0.4 million have expiration dates ranging from June 2023 to January 2024, and the remaining $0.4 million with no expiration date. At June 30, 2023, cash collateral of $0.8 million was required for financial guarantees and letters of credit issued under the credit facility, and is included in current portion of restricted cash in the condensed consolidated balance sheets.

18. INCOME TAXES

The Company’s provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items arising in that quarter. The Company’s effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on its deferred tax assets as it is more likely than not that some or all of the Company’s deferred tax assets will not be realized. During the three and six months ended June 30, 2023, the Company recorded immaterial income tax expense and a benefit of $0.5 million, respectively. During the three and six months ended June 30, 2022, the Company recorded an income tax benefit of $0.9 million and $2.2 million, respectively.

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s condensed consolidated financial statements and tax returns. Deferred tax assets and liabilities are determined based upon the differences between the condensed consolidated financial statements carrying amounts and the tax bases of existing assets and liabilities and for loss and credit carryforwards, using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. As a result of the fact that the Company has incurred tax losses from inception, the Company maintains that it is more likely than not that the Company would not realize the benefits of federal and state net deferred tax assets nor the benefits of deferred tax assets in certain non-U.S. jurisdictions.

The Company provides reserves for potential payments of taxes to various tax authorities related to uncertain tax positions. Amounts recognized are based on a determination of whether a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be sustained on audit. The amount associated with uncertain tax positions are recorded as a component of income tax expense. As of June 30, 2023, the Company has accrued uncertain tax positions of approximately $1.0 million related to the EnvisionTEC acquisition. The amounts relate to U.S. state and foreign tax positions. Included in the balance of unrecognized tax benefits as of June 30, 2023 are amounts that, if recognized, would impact the effective tax rate. As of December 31, 2022, the Company recorded a liability of $1.0 million for uncertain tax positions acquired in various acquisitions during 2021. As of December 31, 2022, the Company had a balance in accrued interest and penalties related to uncertain tax positions of $0.2 million.

19. STOCKHOLDERS’ EQUITY

The Company’s authorized shares consist of 500,000,000 shares of Class A Common Stock, $0.0001 par value per share (the “Common Stock”) and 50,000,000 shares of Preferred Stock, $0.0001 par value per share (the “Preferred Stock”).

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

The 2020 Plan allows for the award of incentive and nonqualified stock options, restricted stock, and other stock-based awards to employees, officers, directors, consultants, and advisers of the Company. The number of shares of common stock initially available for issuance under the 2020 Plan was 12,400,813 shares of common stock plus the number of shares subject to awards outstanding under the 2015 Plan that expire, lapse, terminate, or are exchanged for cash, surrendered, repurchased, or canceled without having been fully exercised or forfeited. In addition, the number of shares of common stock available for issuance under the 2020 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2030 equal to the lesser of (i) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the Board of Directors. On January 1, 2023, 15,906,671 shares were added as available for issuance to the 2020 Plan.

Stock Options

The option activity of the Plans for the six months ended June 30, 2023, is as follows (shares in thousands):

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic Value
	Shares	per Share	(in years)	(in thousands)
Outstanding at January 1, 2023	8,423	$1.83	6.02	$922
Exercised	(968)	$1.20
Forfeited/expired	(1,024)	$2.40
Outstanding at June 30, 2023	6,431	$1.83	5.50	2,167
Options vested at June 30, 2023	5,635	$1.89	5.29	1,875
Options vested or expected to vest at June 30, 2023	6,426	$1.83	5.50	2,166

The aggregate intrinsic value of options exercised during the six months ended June 30, 2023 and 2022, was $0.9 million and $2.8 million, respectively.

The total stock-based compensation expense related to stock options was $0.3 million and $0.7 million during the three and six months ended June 30, 2023, respectively, and $1.0 million and $1.9 million during the three and six months ended June 30, 2022, respectively.

Total unrecognized stock-based compensation expense related to unvested stock options at June 30, 2023 aggregated $1.4 million and is expected to be recognized over a weighted-average period of 1.1 years.

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

The activity for stock subject to vesting as of June 30, 2023, is as follows (shares in thousands):

	Shares Subject	Weighted-Average
	to Vesting	Grant Date Fair Value
Balance of unvested shares as of January 1, 2023	102	$ 8.78
Vested	(76)	$ 2.09
Balance of unvested shares as of June 30, 2023	26

The total stock-based compensation expense related to RSAs was $0.4 million and $0.6 million during the three and six months ended June 30, 2023, respectively, and $0.2 million and $0.6 million during the three and six months ended June 30, 2022, respectively. At June 30, 2023, the total unrecognized stock-based compensation expense related to unvested RSAs is $0.2 million and is expected to be recognized over a weighted-average period of 0.6 years.

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

RSU activity under the 2020 Plan for the six months ended June 30, 2023, is as follows (shares in thousands):

	Shares Subject	Weighted-Average
	to Vesting	Grant Date Fair Value
Balance of unvested shares as of January 1, 2023	22,145	$ 4.15
Granted	8,833	$ 1.87
Vested	(3,075)	$ 5.00
Cancelled/Forfeited	(1,740)	$ 4.64
Balance of unvested shares as of June 30, 2023	26,163

The total stock-based compensation expense related to RSUs was $9.0 million and $17.7 million during the three and six months ended June 30, 2023, respectively, and $18.0 million and $26.6 million during the three and six months ended June 30, 2022, respectively. Total unrecognized compensation costs related to unvested RSUs at June 30, 2023 is $67.0 million and is expected to be recognized over a period of 2.6 years.

RSUs include awards that vest subject to certain performance and market-based criteria.

Performance-Based Restricted Stock Units (included above)

During the year ended December 31, 2021, 670,000 performance-based RSUs were granted to key employees of the Company. These awards vest upon the achievement of certain performance milestones by the Company and prescribed service milestones by the employee. No performance-based RSUs vested during the years ended December 31, 2022 and 2021. During the year ended December 31, 2021, 120,000 awards expired due to performance milestones not being achieved. During the year ended December 31, 2022, 400,000 performance-based RSUs were forfeited due to employee termination. During the three and six months ended June 30, 2023, no performance-based RSUs vested or were forfeited. As of June 30, 2023, 150,000 performance-based RSUs remain outstanding.

During the year ended December 31, 2020, 124,300 performance-based RSUs were granted to a key employee of the Company. This award vests upon the achievement of certain performance milestones by the Company and prescribed service milestones by the employee. No performance-based RSUs vested during the years ended December 31, 2022 and 2021, or during the three and six months ended June 30, 2023. During the three and six months ended June 30, 2023, 62,150 performance-based RSUs were forfeited. As of June 30, 2023, 62,150 performance-based RSUs remain outstanding.

Market-Based Restricted Stock Units (included above)

In October 2021 the Compensation Committee of the Company’s Board of Directors awarded certain executive officers a total of up to 9,070,269 market-based RSUs. These RSUs will vest and result in the issuance of shares of Common Stock based on continuing employment and the achievement of certain market conditions set by the Company.

During the year ended December 31, 2021, one of the executive officers resigned from the Company, forfeiting his market-based RSUs. As the service condition was not met prior to his resignation, no stock-based compensation expense was recorded for this award. No market-based RSUs vested or were forfeited during the year ended December 31, 2022 or during the three and six months ended June 30, 2023. As of June 30, 2023, 6,802,702 market-based RSUs remain outstanding.

Bonus Program

The Company’s bonus program allows the bonus to be paid out in RSUs, cash, or a combination.

The Company’s 2022 bonus program ("2022 Bonus Program") was granted in dollar bonus amounts, which were paid out in RSUs during the three months ended March 31, 2023. The number of RSUs awarded was determined using the closing price of the Company's Common Stock on the date of the Board's final certification of the Company's performance attainment and awards to be issued to each employee. The Company accounted for these awards as liability-based awards until the awards were achieved, at which point the Company accounted for these awards as equity-based awards.

The Company’s 2023 bonus program (“2023 Bonus Program”) is expected to be paid out in RSUs determined using the closing price of the Company's Common Stock on the date of the Board's final certification of the Company's performance attainment and awards to be issued to each employee. The Company has accounted for these awards as liability-based awards, since the monetary value of the obligation associated with the award is based predominantly on a fixed monetary amount known at inception, and it has an unconditional obligation that it must or may settle by issuing a variable number of its equity shares. The Company will recognize stock-based compensation expense over the employees’ requisite service period, based on the expected attainment of the Company-wide targets. As of June 30, 2023, the Company has accrued $2.9 million associated with these awards, which is recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

Stock-Based Compensation Expense

Total stock-based compensation expense related to all of the Company’s stock-based awards granted is reported in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$4,673	$12,797	$8,950	$17,517
General and administrative expense	3,649	4,362	7,617	7,782
Sales and marketing expense	791	1,388	1,179	2,673
Cost of sales	590	671	1,270	1,158
Total stock-based compensation expense	$9,703	$19,218	$19,016	$29,130

During the three and six months ended June 30, 2023, the Company recognized $1.3 million and $2.9 million of stock-based compensation expense associated with liability classified awards related to the 2023 Bonus Program. During the three and six months ended June 30, 2022, the Company recognized $2.2 million of stock-based compensation expense associated with liability classified awards related to the 2022 Bonus Program.

There were 27,600,801 shares available for award under the 2020 Plan at June 30, 2023.

21. RELATED PARTY TRANSACTIONS

As a result of acquisitions, the Company assumed lease agreements with related parties for facilities across the United States which extend through 2029. As of June 30, 2023, the Company recorded $4.4 million and $4.5 million of right of use asset and lease liability, respectively. During the three and six months ended June 30, 2023, the Company paid lease expense of $0.2 million and $0.4 million, respectively, to the related party. During the three and six months ended June 30, 2022, the Company paid lease expense of $0.1 million and $0.5 million, respectively, to the related party. The Company’s annual commitment related to these lease agreements is $0.8 million.

The Company sells products to Lightforce Orthodontics which is affiliated with a member of the Company’s Board of Directors. Management believes the sales were conducted on terms equivalent to those prevailing in an arm’s-length transaction. During the three and six months ended June 30, 2023, the Company recognized $0.4 million and $0.8 million, respectively, of revenue from Lightforce Orthodontics. During the three and six months ended June 30, 2022, the Company recognized $0.2 million and $0.6 million of revenue from Lightforce Orthodontics, respectively. As of June 30, 2023, the Company has an account receivable balance of $0.3 million with Lightforce Orthodontics.

The Company sells products to Bloom Energy which is affiliated with a member of the Company’s Board of Directors. Management believes the sales were conducted on terms equivalent to those prevailing in an arm’s-length transaction. During the three and six months ended June 30, 2023, the Company recognized $0.5 million of revenue from Bloom Energy. As of June 30, 2023, the Company has an account receivable balance of $0.6 million with Bloom Energy.

22. SEGMENT INFORMATION

In its operation of the business, management, including the Company’s chief operating decision maker, who is also Chief Executive Officer, reviews the business as one segment. The Company currently ships its product to markets in the Americas, Europe Middle East and Africa (“EMEA”), and Asia Pacific (“APAC”). Disaggregated revenue data for those markets is as follows (in thousands):

Revenue for the three months ended June 30, 2023

	Americas	EMEA	APAC	Total
Products	$29,344	$13,933	$4,121	$47,398
Services	3,110	2,257	521	5,888
Total	$32,454	$16,190	$4,642	$53,286

Revenue for the three months ended June 30, 2022

	Americas	EMEA	APAC	Total
Products	$37,414	$11,319	$3,939	$52,672
Services	2,738	1,948	316	5,002
Total	$40,152	$13,267	$4,255	$57,674

Revenue for the six months ended June 30, 2023

	Americas	EMEA	APAC	Total
Products	$53,602	$22,655	$7,838	$84,095
Services	5,893	3,794	820	10,507
Total	$59,495	$26,449	$8,658	$94,602

Revenue for the six months ended June 30, 2022

	Americas	EMEA	APAC	Total
Products	$65,343	$19,912	$6,893	$92,148
Services	5,544	3,148	540	9,232
Total	$70,887	$23,060	$7,433	$101,380

During the three and six months ended June 30, 2023 and 2022, the Company recognized the following revenue from service contracts and cloud-based software licenses over time, and hardware and consumable product shipments and subscription software at a point in time (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue recognized at a point in time	$47,398	$52,672	$84,095	$92,148
Revenue recognized over time	5,888	5,002	10,507	9,232
Total	$53,286	$57,674	$94,602	$101,380

The Company’s operations are principally in the United States. The locations of long-lived assets, including property, plant and equipment, net and operating lease right-of-use assets, are summarized as follows (in thousands):

	June 30,	December 31,
	2023	2022
Americas	$48,875	$56,145
EMEA	15,555	16,399
APAC	5,851	5,874
Total long-lived assets	$70,281	$78,418

23. NET LOSS PER SHARE

The Company computes basic loss per share using net loss attributable to Common Stockholders and the weighted-average number of Common Stock shares outstanding during each period. Diluted earnings per share include shares issuable upon exercise of outstanding stock options and stock-based awards where the conversion of such instruments would be dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Numerator for basic and diluted net loss per share:
Net loss	$(49,728)	$(297,272)	$(102,369)	$(367,216)
Denominator for basic and diluted net loss per share:
Weighted-average shares	321,656	313,557	320,383	312,798
Net loss per share—Basic and Diluted	$(0.15)	$(0.95)	$(0.32)	$(1.17)

The Company’s potential dilutive securities, which include outstanding Common Stock options, unvested restricted stock units, unvested restricted stock awards and outstanding Common Stock warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding as of June 30, 2023 and 2022, from the computation of diluted net loss per share attributable to common stockholders because including them would have an anti-dilutive effect (in thousands):

	Six Months Ended June 30,
	2023	2022
Common Stock options outstanding	6,431	10,392
Unvested restricted stock units outstanding	26,163	19,278
Unvested restricted stock awards outstanding	26	146
6.0% Convertible Senior Notes due 2027	86,466	86,466
Total shares	119,086	116,282

The dilution table above excludes RSUs to be awarded under the Company's 2023 Bonus Program, which is expected to have an impact on its outstanding awards in the first quarter of 2024. Refer to Note 20. Stock-Based Compensation for further details on the Company's Bonus Program.

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

In January 2023, the Company committed to additional action to continue and expand the Initiative, resulting in an estimated $19.6 million to $26.0 million of total restructuring costs. The Company anticipates that the Initiative will be substantially complete by the end of 2023.

During the six months ended June 30, 2023 and 2022, the Company recorded the following activity related to the Initiative in accrued expenses and other current liabilities on the balance sheet (in thousands):

	Six Months Ended June 30,
	2023	2022
Accrued expenses, beginning of period	$1,096	$—
Restructuring charges	6,468	9,697
Cash payments	(1,974)	(390)
Stock-based compensation	—	(7,313)
Inventory write-off	(2,484)	—
Accrued expenses, end of period	$3,106	$1,994

As of June 30, 2023, the Company recorded $3.1 million of restructuring charges in accrued expenses and other current liabilities in the condensed consolidated balance sheet.

During the three and six months ended June 30, 2023, the Company recorded restructuring charges of $2.9 million and $6.5 million, respectively, related to employee severance, benefits and related costs, inventory write-offs, royalty expenses associated with discontinued product offerings, and facility consolidations which were expensed as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of sales	$2,488	$41	$3,205	$41
Research and development	265	8,117	2,898	8,117
Sales and marketing	4	667	130	667
General and administrative	93	489	235	489
Interest and other (expense) income, net	—	383	—	383
Total restructuring charges	$2,850	$9,697	$6,468	$9,697

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

Operating Results

During the three and six months ended June 30, 2023, we recognized revenues of $53.3 million and $94.6 milion, respectively, and incurred net losses of $49.7 million and $102.4 million, respectively. During the six months ended June 30, 2023, we used cash in operating activities of $70.5 million, and we ended the period with $127.6 million of cash, cash equivalents, and short-term investments. As of June 30, 2023, we had $121.7 million in cash and cash equivalents, $5.9 million in short-term liquid investments, and current liabilities of $82.2 million.

Recent Developments

Proposed Merger with Stratasys Ltd.

On May 25, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Stratasys Ltd. (“Stratasys”), Tetris Sub Inc., a Delaware corporation and a direct wholly owned subsidiary of Stratasys (“Merger Sub”) and the Company, pursuant to which Merger Sub will merge with and into the Company, with the Company surviving the merger as a direct wholly owned subsidiary of Stratasys (the “Merger”).

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Class A common stock, par value $0.0001 per share, of Desktop Metal (“Common Stock”) issued and outstanding immediately prior to the Effective Time (other than shares of Common Stock owned or held (x) in treasury or otherwise owned by Desktop Metal or any of its subsidiaries or (y) by Stratasys or any of its subsidiaries), will be converted into the right to receive 0.123 (the “Exchange Ratio”) ordinary shares, 0.01 New Israeli Shekels par value, of Stratasys (“Ordinary Shares”).

Pursuant to the Merger Agreement, following the closing of the transaction, the Board of Directors of the combined company will consist of 11 members, five of whom will be selected by current directors of Stratasys and five of whom will be selected by our current directors, as well as Dr. Yoav Zeif, who will continue to serve as the combined company’s Chief Executive Officer. The Merger Agreement provides that Mr. Ric Fulop, our Chief Executive Officer, will serve as Chairman of the combined company’s Board of Directors and Stratasys Chairman Mr. Dov Ofer will serve as lead independent director of the combined company’s Board of Directors.

The Company recognized costs of $6.0 million primarily related to legal and consulting fees incurred in connection with the Merger and $0.3 million for Merger bonuses for the three and six months ended June 30, 2023, included in general and administrative expenses in the condensed consolidated statements of operations. The Merger is subject to approval by shareholders of Stratasys and Desktop Metal, the receipt of required regulatory approvals, and other customary closing conditions.

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

In connection with the Initiative, during the three months ended June 30, 2023, we completed the sales of the Troy, Michigan and the North Huntington, Pennsylvania facilities for a combined $6.9 million in proceeds, and recorded an immaterial loss on the sale of the facilities in the condensed consolidated statements of operations. During the three months ended June 30, 2023, we closed four other facilities in connection with the Initiative.

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

Commercial Launch of Products

We continually invest in the development of new products and enhancements to existing products to meet constantly evolving customer demands, and during recent months, we launched a number of new products. Prior to commercialization of new products, we must complete final testing, procurement, and manufacturing ramp up of these products in-house or at our third-party contract manufacturers, as applicable. Any delays in successful completion of these steps may impact our ability to generate revenue from these products.

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

Results of Operations

Comparison of the three months ended June 30, 2023, and June 30, 2022

Revenue

The following table presents the revenue of each of our revenue streams, as well as the percentage of total revenue and change from the prior year.

	For the Three Months Ended June 30,
	2023		2022		Change in Revenues
(Dollars in thousands)	Revenue	% of Total	Revenue	% of Total	$	%
Products Revenue	$47,398	89%	$52,672	91%	$(5,274)	(10)%
Services Revenue	5,888	11%	5,002	9%	886	18%
Total Revenue	$53,286	100%	$57,674	100%	$(4,388)	(8)%

Total revenue for the three months ended June 30, 2023 and 2022 was $53.3 million and $57.7 million, respectively, a decrease of $4.4 million, or 8%. Products revenue decreased primarily due to a reduction in units shipped during the second quarter of 2023, driven by the macroeconomic conditions impacting the additive manufacturing industry described above. The decrease in products revenue was partially offset by an increase in services revenue. Services revenue increased approximately 18% during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, primarily due to an increase in support and installation revenue from increased shipments during recent periods.

The following table presents revenue by geographic region, as well as the percentage of total revenue and change from the prior period.

	For the Three Months Ended June 30,
	2023		2022		Change in Revenues
(Dollars in thousands)	Revenue	% of Total	Revenue	% of Total	$	%
Americas	$32,454	61%	$40,152	70%	$(7,698)	(19)%
EMEA (Europe, the Middle East and Africa)	16,190	30%	13,267	23%	2,923	22%
APAC (Asia‑Pacific)	4,642	9%	4,255	7%	387	9%
Total Revenue	$53,286	100%	$57,674	100%	$(4,388)	(8)%

Total revenue decreased during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, due to a decrease in unit shipments in the Americas region, partially offset by and increase in units shipped in the EMEA and APAC regions.

Cost of Sales

Total cost of sales during the three months ended June 30, 2023 and 2022 was $47.2 million and $49.3 million, respectively, a decrease of $2.1 million or 4%. The decrease in cost of sales is partially driven by the decrease in units shipped during the second quarter of 2023. Additionally, we reduced payroll expense by $2.0 million and transportation costs by $1.7 million associated with workforce reductions in connection with the Initiative described above. This reduction was partially offset by a $1.4 million increase in inventory write-offs in connection with the Initiative.

Gross Profit and Gross Margin

The following table presents gross profit by revenue stream, as well as change in gross profit dollars from the prior period.

	For the Three Months Ended June 30,		Change in Gross
	2023	2022	Profit

(Dollars in thousands)	Gross Profit		$	%
Products	$4,174	$7,759	$(3,585)	(46)%
Services	1,915	638	1,277	200%
Total	$6,089	$8,397	$(2,308)	(27)%

Total gross profit during the three months ended June 30, 2023 and 2022 was $6.1 million and $8.4 million, respectively. The decrease in gross profit of $2.3 million was driven by a less favorable product mix sold and an increase in inventory write-offs during the second quarter of 2023 in connection with the Initiative.

The following table presents gross margin by revenue stream, as well as the change in gross margin from the prior period.

	For the Three Months Ended June 30,		Change in Gross Margin
	2023	2022	Percentage

	Gross Margin		Points	%
Products	9%	15%	(0.06)	41%
Services	33%	13%	0.20	(150)%
Total	11%	15%	(0.04)	(24)%

Total gross margin for the three months ended June 30, 2023 and 2022 was 11% and 15%, respectively. Gross margin decreased period over period as revenue decreased in line with cost of sales. Savings from headcount reductions were offset by an increase in inventory write-offs related to the Initiative.

Research and Development

Research and development expenses during the three months ended June 30, 2023 and 2022 were $21.2 million and $31.4 million, respectively, a decrease of $10.2 million, or 32%. The decrease in research and development expenses was largely due to a decrease in stock compensation expense of $8.1 million compared to the same quarter in 2022, due to a one-time stock compensation charge of $7.3 million in the second quarter of 2022 in connection with the Initiative described above. Additionally, we reduced consulting services expenses by $1.3 million and reduced research and development materials and program expenses by $0.8 million, both associated with the Initiative described above.

Sales and Marketing

Sales and marketing expenses during the three months ended June 30, 2023 and 2022 were $10.4 million and $20.4 million, respectively, a decrease of $10.0 million, or 49%. The decrease in sales and marketing expenses was primarily due to a reduction in payroll expense of $3.4 million and a reduction in stock compensation expense of $0.5 million, both associated with workforce reductions in connection with the Initiative described above. Additionally, as part of the Initiative, we reduced marketing spend by $3.2 million, primarily driven by reduced spend on trade shows, advertising, and professional services. Further, there was a reduction in partner commission expenses of $1.7 million.

General and Administrative

General and administrative expenses during the three months ended June 30, 2023 and 2022 were $22.9 million and $19.7 million, respectively, an increase of $3.2 million, or 16%. The increase in general and administrative expenses was due to an increase of $5.0 million in accounting, auditing, and legal fees primarily associated with the Merger described above. This increase is partially offset by a reduction in payroll expense of $0.5 million and a reduction in stock compensation expense of $0.7 million, both associated with workforce reductions in connection with the Initiative described above.

Goodwill Impairment

There was no goodwill impairment charge recorded during the three months ended June 30, 2023. During the three months ended June 30, 2022, we recognized an impairment charge of $229.5 million to write down the carrying amount of goodwill.

Interest Expense

Interest expense during the three months ended June 30, 2023 and 2022 was $1.1 million and $0.6 million, respectively. Interest expense increased due to the accrued interest on the 2027 Notes during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 where only a portion of quarterly interest expense was incurred from the issuance of the 2027 Notes in May 2022.

Interest and Other (Expense) Income, Net

Interest and other (expense) income, net during the three months ended June 30, 2023 and 2022 was ($0.1) million and ($5.0) million, respectively. The decrease in expense during the three months ended June 30, 2023, is attributable to a smaller loss on the investment in equity securities of a publicly-traded company.

Income Taxes

We recorded immaterial income tax expense during the three months ended June 30, 2023, compared to an income tax benefit of $0.9 million during the three months ended June 30, 2022. The increase in expense was primarily due to the reduced tax benefit of losses in non-U.S. jurisdictions during the three months ended June 30, 2023.

We have provided a valuation allowance for all of our deferred tax assets as a result of our historical net losses in the jurisdictions in which we operate, except Belgium. We continue to assess our future taxable income by jurisdiction based on our recent historical operating results, the expected timing of reversal of temporary differences, various tax planning strategies that we may be able to enact in future periods, the impact of potential operating changes on our business and our forecast results from operations in future periods based on available information at the end of each reporting period. To the extent that we are able to reach the conclusion that deferred tax assets are realizable based on any combination of the above factors in a single, or multiple, taxing jurisdictions, a reversal of the related portion of our existing valuation allowances may occur.

Comparison of the six months ended June 30, 2023, and 2022

Revenue

The following table presents the revenue of each of our revenue streams, as well as the percentage of total revenue and change from the prior year.

	For the Six Months Ended June 30,
	2023		2022		Change in Revenues
(Dollars in thousands)	Revenue	% of Total	Revenue	% of Total	$	%
Products Revenue	$84,095	89%	$92,148	91%	$(8,053)	(9)%
Services Revenue	10,507	11%	9,232	9%	1,275	14%
Total Revenue	$94,602	100%	$101,380	100%	$(6,778)	(7)%

Total revenue for the six months ended June 30, 2023 and 2022 was $94.6 million and $101.4 million, respectively, a decrease of $6.8 million, or 7%. Products revenue decreased primarily due to a reduction in units shipped during the first half of 2023, driven by the macroeconomic conditions impacting the additive manufacturing industry described above. The decrease in revenue was partially offset by an increase in Services revenue. Services revenue increased approximately 14% during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily due to an increase in support and installation revenue from increased shipments during recent periods.

The following table presents revenue by geographic region, as well as the percentage of total revenue and change from the prior period.

	For the Six Months Ended June 30,
	2023		2022		Change in Revenues
(Dollars in thousands)	Revenue	% of Total	Revenue	% of Total	$	%
Americas	$59,495	63%	$70,887	70%	$(11,392)	(16)%
EMEA	26,449	28%	23,060	23%	3,389	15%
APAC	8,658	9%	7,433	7%	1,225	16%
Total Revenue	$94,602	100%	$101,380	100%	$(6,778)	(7)%

Total revenue decreased during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, due to a decrease in unit shipments in the Americas region, partially offset by and increase in units shipped in the EMEA and APAC regions.

Cost of Sales

Total cost of sales during the six months ended June 30, 2023 and 2022 was $89.9 million and $94.3 million, respectively, a decrease of $4.4 million or 5%. The decrease in cost of sales is partially driven by the decrease in units shipped during the first half of 2023. Additionally, we reduced payroll expense by $2.7 million associated with workforce reductions in connection with the Initiative described above. This reduction was partially offset by an increase in transportation and freight costs.

Gross Profit and Gross Margin

The following table presents gross profit by revenue stream, as well as change in gross profit dollars from the prior period.

	For the Six Months Ended June 30,		Change in Gross
	2023	2022	Profit

(Dollars in thousands)	Gross Profit (Loss)		$	%
Products	$1,980	$5,333	$(3,353)	(63)%
Services	2,745	1,736	1,009	(58)%
Total	$4,725	$7,069	$(2,344)	(33)%

Total gross profit during the six months ended June 30, 2023 and 2022 was $4.7 million and $7.1 million, respectively. The decrease in gross profit of $2.4 million was driven by less favorable product mix sold and increases in transportation and freight costs.

The following table presents gross margin by revenue stream, as well as the change in gross margin from the prior period.

	For the Six Months Ended June 30,		Change in Gross Margin
	2023	2022	Percentage

	Gross Margin		Points	%
Products	2%	6%	(0.04)	(67)%
Services	26%	19%	0.07	(37)%
Total	5%	7%	(0.02)	(29)%

Total gross margin for the six months ended June 30, 2023 and 2022 was 5% and 7%, respectively. Gross margin decreased period over period as revenue decreased in line with cost of sales. Savings from headcount reductions were offset by an increase in inventory write-offs related to the Initiative.

Research and Development

Research and development expenses during the six months ended June 30, 2023 and 2022 were $44.4 million and $56.0 million, respectively, a decrease of $11.6 million, or 21%. The decrease in research and development expenses was due primarily to a reduction in stock compensation expense of $8.6 million, of which $7.3 million is attributable to a one-time charge during 2022 associated with the acceleration of RSUs for certain key employees in connection with the Initiative described above. Additionally, we reduced payroll expense by $1.3 million and consulting services expenses by $2.7 million, both associated with the Initiative described above.

Sales and Marketing

Sales and marketing expenses during the six months ended June 30, 2023 and 2022 were $20.0 million and $40.1 million, respectively, a decrease of $20.1 million, or 50%. The decrease in sales and marketing expenses was primarily due to a reduction in payroll expense of $6.3 million and a reduction in stock compensation expense of $1.5 million, both associated with workforce reductions in connection with the Initiative described above. Additionally, as part of the Initiative, we reduced marketing spend by $7.6 million, primarily driven by reduced spend on trade shows, advertising, and professional services. Further, there was a reduction in partner commission expenses of $2.8 million.

General and Administrative

General and administrative expenses during the six months ended June 30, 2023 and 2022 were $41.1 million and $43.6 million, respectively, a decrease of $2.5 million or 6%. The decrease in general and administrative expenses was primarily due to a reduction in payroll expense of $3.2 million and a reduction in stock compensation expense of $0.2 million, both associated with workforce reductions in connection with the Initiative described above. The decrease in general and administrative expenses was partially offset by an increase of $2.1 million in accounting, auditing and legal fees associated with the Merger discussed above.

Goodwill Impairment

There was no goodwill impairment charge recorded during the six months ended June 30, 2023. During the six months ended June 30, 2022, we recognized an impairment charge of $229.5 million to write down the carrying amount of goodwill.

Interest Expense

Interest expense during the six months ended June 30, 2023 and 2022 was $1.9 million and $0.6 million, respectively, an increase of $1.3 million. Interest expense increased due to the accrued interest on the 2027 Notes during the six months ended June 30, 2023, compared to the six months ended June 30, 2022 where only a portion of half year interest expense was incurred from the issuance of the 2027 Notes in May 2022.

Interest and Other Income, Net

Interest and other (expense) income, net during the six months ended June 30, 2023 and 2022 and was ($0.1) million and ($6.8) million, respectively, a decrease of $6.7 million. The decrease is primarily due to a smaller loss on the investment in equity securities of a publicly-traded company.

Income Taxes

We recorded an income tax benefit of $0.5 million during the six months ended June 30, 2023, compared to an income tax benefit of $2.2 million during the six months ended June 30, 2022. The decrease in benefit was primarily due to the reduced tax benefit of losses in non-U.S. jurisdictions during the six months ended June 30, 2023.

We have provided a valuation allowance for all of our deferred tax assets as a result of our historical net losses in the jurisdictions in which we operate, except Belgium. We continue to assess our future taxable income by jurisdiction based on our recent historical operating results, the expected timing of reversal of temporary differences, various tax planning strategies that we may be able to enact in future periods, the impact of potential operating changes on our business and our forecast results from operations in future periods based on available information at the end of each reporting period. To the extent that we are able to reach the conclusion that deferred tax assets are realizable based on any combination of the above factors in a single, or multiple, taxing jurisdictions, a reversal of the related portion of our existing valuation allowances may occur.

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

Inventory step-up are adjustments related to recording the inventory of acquired businesses at fair value on the date of acquisition. These adjustments are booked to cost of sales. The occurrence and amount of these adjustments will vary depending on the timing and size of acquisitions. We believe excluding inventory step-up adjustments facilitates the comparison of our financial results to our historical operating results and to other companies in our industry.

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

The items excluded from the non-GAAP financial measures often have a material impact on our financial results and such items often recur. Accordingly, the non-GAAP financial measures included in this Quarterly Report on Form 10-Q should be considered in addition to, and not as a substitute for, the comparable measures prepared in accordance with GAAP. The following tables reconcile each of these non-GAAP financial measures to its most closely comparable GAAP measure in our financial statements for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2023	2022	2023	2022
GAAP gross margin	$6,089	$8,397	$4,725	$7,069
Stock-based compensation included in cost of sales(1)	590	671	1,270	1,158
Amortization of acquired intangible assets included in cost of sales	6,928	5,950	13,855	11,940
Restructuring expense in cost of sales	2,488	41	3,205	41
Acquisition-related and integration costs included in cost of sales	434	10	913	1,148
Inventory step-up adjustment in cost of sales	—	315	—	1,496
Non-GAAP gross margin	$16,529	$15,384	$23,968	$22,852

GAAP operating loss	$(48,518)	$(292,570)	$(100,834)	$(362,049)
Stock-based compensation(2),(3)	9,703	19,218	19,016	29,130
Amortization of acquired intangible assets	10,457	9,669	20,899	19,453
Restructuring expense	2,850	2,001	6,469	2,001
Inventory step-up adjustment in cost of sales	—	315	—	1,496
Acquisition-related and integration costs	7,359	1,171	8,765	5,157
Goodwill impairment	—	229,500	—	229,500
Non-GAAP operating loss	$(18,149)	$(30,696)	$(45,685)	$(75,312)

GAAP net loss	$(49,728)	$(297,272)	$(102,369)	$(367,216)
Stock-based compensation(2),(3)	9,703	19,218	19,016	29,130
Amortization of acquired intangible assets	10,457	9,669	20,899	19,453
Restructuring expense	2,850	2,384	6,469	2,384
Inventory step-up adjustment in cost of sales	—	315	—	1,496
Acquisition-related and integration costs	7,359	1,171	8,765	5,157
Goodwill impairment	—	229,500	—	229,500
Change in fair value of investments	107	4,741	286	6,441
Non-GAAP net loss	$(19,252)	$(30,274)	$(46,934)	$(73,655)

(1) Includes $0.2 million and $0.4 million of liability-award stock-based compensation expense for the three and six months ended June 30, 2023, respectively. Includes $0.1 million of liability-award stock-based compensation expense for the three and six months ended June 30, 2022.

(2) Includes $1.3 million and $2.9 million of liability-award stock-based compensation expense for the three and six months ended June 30, 2023, respectively. Includes $2.2 million of liability-award stock-based compensation expense for the three and six months ended June 30, 2022.

(3) Includes $0.0 million of stock-based compensation expense associated with the restructuring initiative for the three and six months ended June 30, 2023. Includes $7.3 million of stock-based compensation expense associated with the restructuring initiative for the three and six months ended June 30, 2022.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2023	2022	2023	2022
GAAP operating expenses	$54,607	$300,967	$105,559	$369,118
Stock-based compensation included in operating expenses(1),(2)	(9,113)	(18,547)	(17,746)	(27,972)
Amortization of acquired intangible assets included in operating expenses	(3,529)	(3,719)	(7,044)	(7,513)
Restructuring expense included in operating expenses	(362)	(1,960)	(3,264)	(1,960)
Acquisition-related and integration costs included in operating expenses	(6,925)	(1,161)	(7,852)	(4,009)
Goodwill impairment	—	(229,500)	—	(229,500)
Non-GAAP operating expenses	$34,678	$46,080	$69,653	$98,164

(1) Includes $1.1 million and $2.5 million of liability-award stock-based compensation expense for the three and six months ended June 30, 2023, respectively. Includes $2.1 million of liability-award stock-based compensation expense for the three and six months ended June 30, 2022.

(2) Includes $0.0 million of stock-based compensation expense associated with the restructuring initiative for the three and six months ended June 30, 2023. Includes $7.3 million of stock-based compensation expense associated with the restructuring initiative for the three and six months ended June 30, 2022.

We define “EBITDA” as net loss plus net interest income, provision for income taxes, depreciation, and amortization expense.

We define “Adjusted EBITDA” as EBITDA adjusted for change in fair value of investments, inventory step-up adjustment, stock-based compensation expense, restructuring expense, goodwill impairment and acquisition-related and integration costs.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA during the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2023	2022	2023	2022
Net loss attributable to common stockholders	$(49,728)	$(297,272)	$(102,369)	$(367,216)
Interest (income) expense, net	1,109	633	1,920	601
Income tax expense (benefit)	23	(944)	(534)	(2,200)
Depreciation and amortization	13,530	12,719	26,965	25,602
EBITDA	(35,066)	(284,864)	(74,018)	(343,213)
Change in fair value of investments	107	4,741	286	6,441
Inventory step-up adjustment	—	315	—	1,496
Stock-based compensation expense(1),(2)	9,703	19,218	19,016	29,130
Restructuring expense	2,850	2,384	6,469	2,384
Goodwill impairment	—	229,500	—	229,500
Acquisition-related and integration costs	7,359	1,171	8,765	5,157
Adjusted EBITDA	$(15,047)	$(27,535)	$(39,482)	$(69,105)

(1) Includes $0.0 million of stock-based compensation expense associated with the restructuring initiative for the three and six months ended June 30, 2023. Includes $7.3 million of stock-based compensation expense associated with the restructuring initiative for the three and six months ended June 30, 2022.

(2) Includes $1.3 million and $2.9 million of liability-award stock-based compensation for the three months ended June 30, 2023 and 2022, respectively.

Liquidity and Capital Resources

We have incurred a net loss in each of our annual periods since our inception, and we have an accumulated deficit of $1,411.3 million as of June 30, 2023. We incurred net losses of $102.4 million and $367.2 million during the six months ended June 30, 2023 and 2022, respectively. We expect to continue to incur additional losses and negative cash flows from operations in the near term. As of June 30, 2023, we had $127.6 million in cash, cash equivalents, and short-term investments.

Since inception, we have received cumulative net proceeds from the Business Combination, the exercise of warrants, and the sale of our preferred and common stock of $973.4 million to fund our operations, and in May 2022 we received aggregate net proceeds of $111.4 million from the sale of 6.0% Convertible Senior Notes due 2027 as described below. As of June 30, 2023, our principal sources of liquidity were our cash, cash equivalents, and short-term investments of $127.6 million which are principally invested in money market funds and fixed income instruments.

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

Our material cash requirements have consisted of operating activities, research and development costs, purchase price for acquisitions, transaction costs and capital expenditures. We expect our cash expenditures to decrease in connection with the Initiative. As of June 30, 2023, we had inventory purchase commitments of $31.8 million, with the majority payable within 12 months. In addition, as of June 30, 2023, we had lease payment obligations of $29.1 million, with $5.9 million payable within 12 months.

Capital expenditures for the six months ended June 30, 2023, totaled $1.3 million and consisted primarily of lab equipment and leasehold improvements. As of June 30, 2023, we had no capital expenditure commitments payable within 12 months. As of June 30, 2023, we had $121.7 million in cash and cash equivalents, and $5.9 million in short-term liquid investments. This liquid asset balance significantly exceeds our current liabilities of $82.2 million as of the same date. Our future cash requirements will depend on many factors including our revenue, research and development efforts, investments in, or acquisitions of, complementary or enhancing technologies or businesses, the impacts of the COVID-19 pandemic, the timing and extent of additional capital expenditures to invest in existing and new facilities, the expansion of sales and marketing and the introduction of new products.

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

We expect to incur a total of $19.6 million to $26.0 million of costs in connection with the Initiative, including severance costs, lease termination costs, inventory costs, transportation costs, and other costs to invest in operational improvements. These initiatives may not be successful, and they may not generate the cost savings we expect. Certain future events, such as a global recession, a material supply chain disruption, or other events outside our control, may occur and could negatively impact our operating results and cash position and may require us to use our existing capital resources more quickly than we currently anticipate. These events may cause us to undertake additional cost savings measures or seek additional sources of financing.

Cash Flows

Since inception, we have primarily used proceeds from the Business Combination, issuances of preferred stock and debt instruments to fund our operations and complete acquisitions. The following table sets forth a summary of cash flows for the six months ended June 30, 2023, and 2022:

	For the Six Months Ended
	June 30,
(Dollars in thousands)	2023	2022
Net cash used in operating activities	$(70,494)	$(111,049)
Net cash provided by investing activities	110,883	43,615
Net cash provided by financing activities	721	112,225
Effect of exchange rate changes on cash, cash equivalents and restricted cash	73	(819)
Net change in cash, cash equivalents, and restricted cash	$41,183	$43,972

Operating Activities

Net cash used in operating activities was $70.5 million for the six months ended June 30, 2023, primarily consisting of $102.4 million of net losses, adjusted for non-cash items, which primarily included depreciation and amortization expense of $27.0 million and stock-based compensation expense of $19.0 million, as well as $15.4 million in cash consumed by working capital. This increase in cash consumed by working capital was primarily driven by an increase in inventory to support new product launches and commercialization of existing products.

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

Investing Activities

Net cash provided by investing activities was $110.9 million for the six months ended June 30, 2023, primarily consisting of proceeds from sales and maturities of marketable securities of $107.7 million, partially offset by purchases of marketable securities of $5.0 million. We also purchased $1.3 million of property and equipment and received $9.9 million in proceeds from the sale of property and equipment.

Net cash provided by investing activities was $43.6 million for the six months ended June 30, 2022, primarily consisting of proceeds from sales and maturities of marketable securities of $177.2 million, partially offset by purchases of marketable securities of $126.8 million. We also purchased $6.6 million of property and equipment.

Financing Activities

Net cash provided by financing activities was $0.7 million for the six months ended June 30, 2023, consisting primarily of $1.1 million in proceeds from the exercise of stock options, partially offset by $0.3 million in repayment of loans.

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

Off-Balance Sheet Arrangements

In the normal course of operations, ExOne’s German subsidiary, ExOne GmbH, issues short-term financial guarantees and letters of credit to third parties in connection with certain commercial transactions requiring security through a credit facility with a German bank. At June 30, 2023, total outstanding financial guarantees and letters of credit issued were $0.8 million. For further discussion related to financial guarantees and letters of credit, refer to Note 17 in our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and short-term investment portfolio. Our investment strategy is focused on preserving capital and supporting our liquidity requirements, while earning a reasonable market return. We invest in a variety of U.S. government securities, corporate debt securities, asset-backed securities, and commercial paper. The market value of our marketable securities may decline if current market interest rates rise. As of June 30, 2023, the fair value of our cash, cash equivalents, and short-term investments was $127.6 million. A 10% change in interest rates would have an immaterial impact on the fair value of our investment portfolio. Our marketable securities are recorded at fair value, and gains and losses from these securities are recognized within other comprehensive income as they occur.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. As described in our Annual Report on Form 10-K for the year ended December 31, 2022, we identified material weaknesses in our internal control over financial reporting. As a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, our disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act is recorded, processed, summarized, and reported as and when required.

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

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2023, we continued to implement certain internal controls in connection with remediation efforts related to the material weaknesses identified in our Annual Report on Form 10-K for the year ended December 31, 2022. There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As previously disclosed, on November 8, 2021, a purported stockholder, Leo Lissog Goldstein, filed a Section 220 complaint in Delaware Chancery Court against ExOne (Goldstein v. The ExOne Company, Case No. 2021-0958-KSJM). Mr. Goldstein seeks to discover certain books and records of the company related to the ExOne Merger purportedly in order to investigate, among other things, the events leading up to and the disclosures made in connection with the ExOne Merger. Mr. Goldstein has also moved to intervene and stay the Campanella action, discussed below, until his Section 220 action is complete. Mr. Goldstein dismissed his complaint on February 14, 2023.

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

As previously disclosed, on December 21, 2021, January 14, 2022, February 2, 2022, and February 22, 2022, four alleged shareholders of Desktop Metal stock filed purported securities class action complaints in the United States District Court for the District of Massachusetts. (Luongo v. Desktop Metal, D. Mass., Case No. 1:21-cv-12099-IT; Hathaway v. Desktop Metal, D. Mass., Case No. 1:22-cv-10059-IT; Guzman-Martinez v. Desktop Metal, D. Mass, Case No. 1:22-cv-10173, Xie v. Desktop Metal, Case No. 1:22-cv-10297-IT). Each complaint alleges that Desktop Metal and certain of its officers and directors violated Sections 10(b) and 20(a) of the Securities and Exchange Act by making false or misleading statements regarding EnvisionTEC’s manufacturing and product compliance practices and procedures. On February 4, 2022, the court issued an order consolidating the first three District of Massachusetts securities class actions. On July 7, 2022, the court appointed Sophia Zhou lead plaintiff for the class period of February 17, 2021 through November 15, 2021. The court also vacated its earlier order consolidating the Xie action with the other lawsuits and will allow that action to proceed separately, with a new notice to investors, based on a class period of January 15, 2021 to February 16, 2021. On September 29, 2022, the Court re-consolidated the Xie action with the other actions for all pre-trial proceedings. Plaintiffs filed a Consolidated Complaint on December 19, 2022. On February 28, 2023, Defendants moved to dismiss the Consolidated Complaint. The parties will complete briefing on the motion to dismiss in May 2023 and are awaiting a decision.

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

On June 26, 2023 and June 27, 2023, purported stockholders Harold Weber and James Bruinsslot each sent demand letters to Desktop Metal requesting certain books and records of the company related to Desktop Metal’s proposed merger with Stratasys Ltd. On June 27, 2023, June 29, 2023 and July 11, 2023, purported stockholders Donald Browning, Jeffrey D. Justice, II, Brian Warden, and Karl Cordes each sent demand letters to the Company alleging material misstatements and omissions in Desktop Metal’s public disclosures made in connection with it’s proposed merger with Stratasys Ltd. Each of the stockholders requests that Desktop Metal disclose additional information related to Desktop Metal’s and Stratasys’ financial projections and the analysis performed by Desktop Metal’s financial advisor Stifel Financial Corporation.

On June 27, 2023 and July 13, 2023, purported stockholders El Mehdi Modar and Gerald Lovoi filed two actions in the United States District Court for the Southern District of New York (Modar v. Desktop Metal, et al., Case No. 1:23-cv-05465, Lovoi v. Desktop Metal, et al., Case No. 1:23-cv-06035). The complaints allege that certain officers and directors of Desktop Metal violated Sections 14(a) and 20(a) of the Exchange Act by causing a materially incomplete and misleading registration statement to be filed with the SEC on June 20, 2023 in connection with Desktop Metal’s proposed merger with Stratasys Ltd.

We also are subject to a variety of other claims and suits that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims against us, individually or in aggregate, will not have a material adverse impact in our condensed consolidated financial statements, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.

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

We have incurred significant costs in connection with our acquisitions. The substantial majority of these costs are non-recurring acquisition expenses. These non-recurring costs and expenses are reflected in the condensed consolidated financial statements included in this Annual Report on Form 10-K. We may incur additional costs in the integration of acquired companies and may not achieve cost synergies and other benefits sufficient to offset the incremental costs of these acquisitions.

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

We experienced net losses in each year from our inception, including net losses of $740.3 million and $240.3 million for the years ended December 31, 2022, and 2021, respectively, and $102.4 million for the six months ended June 30, 2023. We believe we will continue to incur operating losses and negative cash flow in the near-term as we continue to invest significantly in our business, in particular across our research and development efforts and sales and marketing programs. These investments may not result in increased revenue or growth in our business or enable us to achieve profitability.

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

We are required to maintain internal control over financial reporting and to report any material weaknesses in these controls. The process of designing and implementing effective internal controls is a continuous effort that will require us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis or result in material misstatements in our condensed consolidated financial statements, which could harm our operating results. In addition, we will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. Testing and maintaining internal controls may divert management’s attention from other matters that are important to our business. Our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting on an annual basis.

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

As of December 31, 2022, our management and auditors determined that material weaknesses existed in our internal control over financial reporting due to the fact that we had not fully integrated our acquired subsidiaries into our control structure, and with our limited accounting department personnel, this may not be achievable. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim condensed consolidated financial statements will not be prevented or detected on a timely basis. While we have instituted plans to remediate the issue described above and continue to take remediation steps, including hiring additional personnel, including a vice president of accounting with public company experience, we continued to have a limited number of personnel with the level of GAAP accounting knowledge, specifically related to complex accounting transactions, commensurate with our financial reporting requirements.

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

We had $113.0 million of goodwill on our balance sheet as of December 31, 2022. Under U.S. GAAP, goodwill is required to be reviewed for impairment at least annually, or more frequently if potential interim indicators exist. Impairment may result from various factors, including adverse changes in assumptions used for valuation purposes, such as actual or projected revenue growth rates, profitability, or discount rates. If the testing indicates that an impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill and the fair value of the goodwill. Events and conditions that could result in impairment include a prolonged period of global economic weakness, a decline in economic conditions, or a slow economic recovery, adverse changes in the market share of our products, or other factors which could result in reductions in our sales or profitability over an extended period. We cannot predict the amount and timing of any future impairments, if any. We have experienced impairment charges with respect to goodwill, and we may experience such charges in the future, particularly if our business performance declines or expected growth is not realized. During the year ended December 31, 2022, we incurred $498.8 million of goodwill impairment charges. It is possible that material changes in our business, market conditions, or assumptions about our market share or position could occur over time. Any future impairment of our goodwill or other intangible assets could have a material adverse effect on our financial condition and results of operations as well as the trading price of our securities.

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

Risks Relating to the Proposed Merger with Stratasys

We face risks and uncertainties related to the proposed Merger with Stratasys.

The success of the Merger will depend in part on the retention of personnel critical to the business and operations of the combined company due to, for example, their technical skills or management expertise. Our current and prospective employees may experience uncertainty about their future role with the surviving company until strategies with regard to these employees are announced or executed, which may impair our ability to attract, retain and motivate key management, technical, business development, operational and customer-facing employees and other personnel prior to and following the Merger. If we are unable to retain personnel, we could face disruptions in our operations, loss of existing customers, loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the Merger.

The Merger, and uncertainty regarding the Merger, may cause customers, suppliers, vendors, strategic partners or others that deal with us to delay or defer entering into contracts with us or make other decisions concerning us, or to seek to change or cancel existing business relationships with us, which could negatively affect our business. Any delay or deferral of those decisions or changes in existing agreements could have a material adverse effect on our business, regardless of whether the Merger is ultimately completed.

We have contracts with customers, suppliers, vendors, landlords, licensors and other business partners which may require us to obtain consent from such counterparties in connection with the Merger. If these consents cannot be obtained, the combined company may suffer a loss of potential future revenue and may lose rights that are material to its business and the business of the combined company. In addition, third parties with whom we currently have relationships may terminate or otherwise reduce the scope of their relationship with Desktop Metal in anticipation of the Merger. Any such disruptions could limit the combined company’s ability to achieve the anticipated benefits of the Merger. The adverse effect of such disruptions could also be exacerbated by a delay in the completion of the Merger or the termination of the Merger Agreement.

Because the exchange ratio is fixed and will not be adjusted in the event of any change in either Stratasys’ share price or our stock price, our stockholders cannot be certain of the precise value of the consideration that they may receive in the Merger.

At the effective time of the Merger of the Merger, each share of our Class A common stock outstanding immediately prior to the Merger will be converted automatically into the right to receive 0.123 Stratasys ordinary shares. This exchange ratio is fixed in the Merger Agreement and will not be adjusted for changes in the market price of either Stratasys ordinary shares or our Class A common stock. The market price of Stratasys ordinary shares and, as a result, the value of the consideration that our stockholders may receive pursuant to the Merger Agreement, has been fluctuating since the date that the Merger Agreement was executed and publicly announced and may continue to fluctuate through the date of the completion of the Merger. Accordingly, upon the completion of the Merger and the issuance of the Stratasys ordinary shares to the our stockholders, the market price of the Stratasys ordinary shares that will be issued to the our stockholders as the Merger consideration could be greater than, less than or the same as the market price of Stratasys ordinary shares on the date the Merger Agreement was executed.

The Merger may not be completed and the Merger Agreement may be terminated in accordance with its terms.

The Merger is subject to a number of conditions that must be satisfied or waived, in each case, prior to the completion of the Merger, as specified in the Merger Agreement. These conditions to the completion of the Merger, some of which are beyond our control, may not be satisfied or waived in a timely manner or at all, and, accordingly, the Merger may be delayed or not completed.

Additionally, either party may terminate the Merger Agreement under certain circumstances, including, among other reasons, if the Merger is not completed by February 25, 2024 (subject, under certain circumstances, to extension to May 25, 2024 or August 25, 2024). Among other possible scenarios, the successful completion by Nano of the Nano Tender Offer prior to the consummation of the Merger would be deemed a “Change of Control” under the Merger Agreement with respect to Stratasys and would entitle us to terminate the Merger Agreement.

If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, we may be required to pay Stratasys a termination fee of $18.6 million or an expense reimbursement in an amount not to exceed $10.0 million.

Failure to complete the proposed Merger with Stratasys could have material and adverse effects on our business, financial results and stock price.

If the Merger is not completed on a timely basis, or at all, for any reason, our stock price could be adversely effected, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Merger, we would be subject to a number of risks, including the following:

•	we will be required to pay our expenses relating to the Merger, such as certain legal, accounting, financial advisory and printing fees, whether or not the Merger is completed;
•

time and resources committed by our management team to matters relating to the Merger (including integration planning) could otherwise have been devoted to our existing business and the pursuit of other opportunities that may have been beneficial to us;

•	the market price of our Class A common stock could decline to the extent that the current market price reflects a market assumption that the Merger will be completed;
•

we may experience negative reactions from our suppliers, customers, distribution channels, business partners, industry contacts and other third parties, which in turn could affect our marketing and sales operations or our ability to compete for new business or obtain renewals in the marketplace more broadly;

•	we may experience negative reactions from employees;
•

we and/or our management team could be subject to litigation related to any failure to complete the Merger or any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement; and

•	We may be required, in certain circumstances, to pay a termination fee of $18.6 million or an expense reimbursement in an amount not to exceed $10.0 million to Stratasys and Merger Sub.

In addition to the above risks, if the Merger Agreement is terminated and our board of directors seeks an alternative transaction, our stockholders cannot be certain that we will be able to find a party willing to engage in a transaction on more attractive terms than the Merger. Any of the above risks could materially affect our business, financial results and stock price.

Until the completion of the Merger or the termination of the Merger Agreement in accordance with its terms, we are prohibited from entering into certain transactions and taking certain actions that might otherwise be beneficial to us and our stockholders.

Prior to the effective time, the Merger Agreement restricts us from taking specified actions without the consent of the other party (which consent may not be unreasonably withheld or delayed) and requires that the business of each company and its respective subsidiaries be conducted in the ordinary course consistent with past practice in all material respects. These restrictions may prevent us from making appropriate changes to our business or organizational structure or from pursuing attractive business opportunities that may arise prior to the completion of the Merger and could have the effect of delaying or preventing other strategic transactions. Adverse effects arising from the pendency of the Merger could be exacerbated by any delays in consummation of the Merger or termination of the Merger Agreement.

The Merger Agreement contains provisions that could discourage a potential competing acquirer that might be willing to pay more to acquire or merge with either Desktop Metal or Stratasys.

The Merger Agreement contains “no shop” provisions that restrict our ability to, among other things, solicit, initiate, induce, facilitate or knowingly encourage any acquisition proposal or any inquiry or proposal that may be reasonably be expected to lead to an acquisition proposal; enter into, participate in, maintain or continue any communications or negotiations regarding, or deliver or make available any non-public information with respect to, or take any other action regarding, any actual or potential acquisition proposal; agree to, accept, approve, endorse or recommend (or publicly propose or announce any intention or desire to agree to, accept, approve, endorse or recommend) any acquisition proposal; or enter into any letter of intent or any other contract, agreement, commitment or other written arrangement contemplating or otherwise relating to any acquisition proposal. Although our board of directors is permitted to effect a change of recommendation, after complying with certain procedures set forth in the Merger Agreement, in response to an acquisition proposal if it determines in good faith judgment, after consulting with its outside financial advisor and outside legal counsel, that such acquisition proposal constitutes a superior proposal, its doing so would entitle Stratasys to terminate the Merger Agreement and collect a $18.6 million termination fee. These provisions could discourage a potential competing acquirer from considering or proposing an acquisition or merger, even if it were prepared to pay consideration with a higher value than that implied by the merger consideration, or might result in a potential competing acquirer proposing to pay a lower per share price than it might otherwise have proposed to pay because of the added expense of the termination fee.

Desktop Metal is the target of shareholder lawsuits and demands which could result in substantial costs and may delay or prevent the Merger from being completed.

Shareholder lawsuits are often brought against public companies that have entered into merger agreements, and Desktop Metal has been named in shareholder lawsuits in connection with the Merger and its shareholder rights plans. In addition, Desktop Metal has received two demands from stockholders requesting certain books and records pursuant to Section 220 in connection with the

Merger. Desktop Metal has also received four demands from individual stockholders alleging deficiencies in Desktop Metal’s public disclosures made in connection with the Merger. Even if any of the lawsuits or demands are without merit, defending against these claims can result in substantial costs and divert management time and resources. Additional lawsuits filed in connection with the Merger against Desktop Metal or its directors and officers could prevent or delay the consummation of the Merger, including through an injunction, and result in additional costs to Desktop Metal. In addition, the costs of defending against the litigation and demands, even if resolved in Desktop Metal’s favor, could be substantial, and such litigation could distract Desktop Metal from its focus on consummation of the Merger. An adverse ruling in any such litigation may cause the Merger to be delayed or not to be completed, which could cause Desktop Metal not to realize some or all of the anticipated benefits of the Merger. The results, defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger is consummated may cause financial and other damage and may adversely affect the combined company’s business, financial condition, results of operations and cash flows. Desktop Metal cannot currently predict the outcome of or reasonably estimate the possible loss or range of loss from any lawsuits or claims.

For information with respect to the foregoing lawsuits and any other existing lawsuits relating to the Merger, see Note 17. Commitments and Contingencies. Additional lawsuits may be filed in connection with the Merger in the future.

The failure to successfully integrate the businesses and operations of Stratasys and Desktop Metal in the expected time frame may adversely affect the combined company’s future results.

Stratasys and Desktop Metal have operated and, until the completion of the Merger, will continue to operate independently. There can be no assurances that their businesses can be integrated successfully. It is possible that the integration process could result in the loss of key employees, the loss of customers, the disruption of either company’s or both companies’ ongoing businesses, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. In addition, due to the integration process, customers may be slow to award new business to the combined company or may not award new business to the combined company at all. Specifically, the following issues, among others, must be addressed in integrating the operations of Stratasys and Desktop Metal in order to realize the anticipated benefits of the Merger so the combined company performs as expected:

•	combining the companies’ operations and corporate functions;
•

combining the businesses of Stratasys and Desktop Metal and meeting the capital requirements of the combined company, in a manner that permits the combined company to achieve the synergies and other benefits anticipated to result from the Merger;

•	integrating personnel from the two companies;
•	integrating the companies’ technologies, systems and processes;
•	integrating and unifying the offerings and services available to customers;
•	identifying and eliminating redundant and underperforming functions and assets;
•	harmonizing the companies’ operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;
•	maintaining existing agreements with customers, distributors, providers and vendors and avoiding delays in entering into new agreements with prospective customers, distributors, providers and vendors;
•	addressing possible differences in business backgrounds, corporate cultures and management philosophies;
•	consolidating the companies’ administrative and information technology infrastructure;
•	coordinating distribution and sales and marketing efforts;
•	coordinating geographically dispersed organizations; and

•	effecting actions that may be required in connection with obtaining regulatory approvals.

If the combined company experiences difficulties with the integration process, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected.

In addition, at times the attention of certain members of our management and our resources may be focused on completion of the Merger and the integration of the businesses of the two companies and diverted from day-to-day business operations, which may disrupt our ongoing business and the business of the combined company.

Furthermore, the board of directors and executive leadership of the combined company will consist of former directors and executive officers from each of Stratasys and Desktop Metal. Combining the boards of directors and management teams of each company into a single board of directors and a single management team could require the reconciliation of differing priorities and philosophies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

All issuances of unregistered securities by us during the three months ended June 30, 2023, have been included previously in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

The following table sets forth purchases of our common stock for the three months ended June 30, 2023:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
April 1, 2023 through April 30, 2023	—	$—	—	—
May 1, 2023 through May 31, 2023	4,507	$1.79	—	—
June 1, 2023 through June 30, 2023	547	$1.90	—	—
Total	5,054		—

(1) All of the shares were withheld from employees in satisfaction of minimum tax withholding obligations associated with the issuance of shares of Class A common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The following table sets forth the adoption, modification or termination of Rule 10b5-1 plans and certain other trading arrangements by directors and officers during the three months ended June 30, 2023:

			Trading Arrangement
Name and Principal Position	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares to be Sold	Expiration Date
Jonah Myerberg	Adopt	6/15/2024	X		400,000	6/15/2024
Chief Technology Officer

* Intended to satisfy the affirmative defense of Rule 10b5-1(c).

** Not intended to satisfy the affirmative defense of Rule 10b5-1(c).

Item 6. Exhibits

(a)	Exhibits

The exhibits listed in the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q and are incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Exhibit		Form	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of May 25, 2023, by and among Stratasys, the Company and Merger Sub**	8-K	2.1	5/26/2023
4.1	Rights Agreement, dated as of May 26, 2023, between Desktop Metal, Inc. and Continental Stock Transfer & Trust Company, which includes the Form of Certificate of Designations of Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C	8-K	4.1	5/30/2023
10.1	Desktop Metal, Inc. Severance and Change of Control Plan	8-K	10.1	5/13/2023
10.2

Northwest Park Office Lease, dated as of August 23, 2016, by and between NWP Building 24 LLC and Desktop Metal, as amended by the First Amendment to Northwest Park Office Lease, dated as of October 3, 2017, by and between NWP Building 24 LLC and Desktop Metal, and the Second Amendment to Northwest Park Office Lease, dated as of June 26, 2023, by and between NWP Building 24 LLC and Desktop Metal

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
**

Certain exhibits and schedules to this Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to provide to the Securities and Exchange Commission copies of such documents upon request; provided, however, that the Company reserves the right to request confidential treatment for portions of any such documents.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESKTOP METAL, INC.

Date: August 3, 2023	By:	/s/ Ric Fulop
Ric Fulop
Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2023	By:	/s/ Jason Cole
Jason Cole
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)