Form 10-Q
period 2023-09-30
Desktop Metal, Inc.
filed 2023-11-09
CIK 1754820

june

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 7, 2023, there were 324,736,249 shares of the registrant’s Class A common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DESKTOP METAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$107,432	$76,291
Current portion of restricted cash	841	4,510
Short‑term investments	803	108,243
Accounts receivable	40,088	38,481
Inventory	107,196	91,736
Prepaid expenses and other current assets	24,987	16,325
Assets held for sale	—	830
Total current assets	281,347	336,416
Restricted cash, net of current portion	612	1,112
Property and equipment, net	38,387	56,271
Goodwill	108,651	112,955
Intangible assets, net	178,802	219,830
Other noncurrent assets	36,465	27,763
Total Assets	$644,264	$754,347
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$32,114	$25,105
Customer deposits	6,918	11,526
Current portion of lease liability	6,644	5,730
Accrued expenses and other current liabilities	27,899	26,723
Current portion of deferred revenue	17,015	13,719
Current portion of long‑term debt	368	584
Total current liabilities	90,958	83,387
Long-term debt, net of current portion	120	311
Convertible notes	112,382	111,834
Lease liability, net of current portion	23,680	17,860
Deferred revenue, net of current portion	3,780	3,664
Deferred tax liability	4,693	8,430
Other noncurrent liabilities	3,077	1,359
Total liabilities	238,690	226,845
Commitments and Contingencies (Note 17)
Stockholders’ Equity
Preferred Stock, $0.0001 par value—authorized, 50,000,000 shares; no shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Common Stock, $0.0001 par value—500,000,000 shares authorized; 323,658,575 and 318,235,106 shares issued at September 30, 2023 and December 31, 2022, respectively, 323,642,480 and 318,133,434 shares outstanding at September 30, 2023 and December 31, 2022, respectively	32	32
Additional paid‑in capital	1,901,931	1,874,792
Accumulated deficit	(1,457,696)	(1,308,954)
Accumulated other comprehensive loss	(38,693)	(38,368)
Total Stockholders’ Equity	405,574	527,502
Total Liabilities and Stockholders’ Equity	$644,264	$754,347

See notes to condensed consolidated financial statements

DESKTOP METAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues
Products	$37,502	$42,937	$121,597	$135,085
Services	5,248	4,149	15,755	13,381
Total revenues	42,750	47,086	137,352	148,466
Cost of sales
Products	37,175	43,639	119,290	130,454
Services	3,651	3,756	11,413	11,252
Total cost of sales	40,826	47,395	130,703	141,706
Gross profit (loss)	1,924	(309)	6,649	6,760
Operating expenses
Research and development	20,455	22,382	64,822	78,357
Sales and marketing	8,549	16,204	28,596	56,299
General and administrative	9,528	18,924	50,673	62,472
Impairment charges	6,062	—	6,062	—
Goodwill impairment	2,450	—	2,450	229,500
Total operating expenses	47,044	57,510	152,603	426,628
Loss from operations	(45,120)	(57,819)	(145,954)	(419,868)
Interest expense	(1,045)	(680)	(2,965)	(1,281)
Interest and other expense, net	(349)	(1,677)	(498)	(8,443)
Loss before income taxes	(46,514)	(60,176)	(149,417)	(429,592)
Income tax benefit (expense)	141	(598)	675	1,602
Net loss	$(46,373)	$(60,774)	$(148,742)	$(427,990)
Net loss per share—basic and diluted	$(0.14)	$(0.19)	$(0.46)	$(1.36)
Weighted average shares outstanding, basic and diluted	323,187,608	316,007,716	321,328,016	313,901,704

See notes to condensed consolidated financial statements.

DESKTOP METAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net loss	$(46,373)	$(60,774)	$(148,742)	$(427,990)
Other comprehensive loss, net of taxes:
Unrealized gain (loss) on available-for-sale marketable securities, net	(211)	(389)	126	(418)
Foreign currency translation adjustment	(684)	(15,866)	(451)	(54,324)
Total comprehensive loss, net of taxes of $0	$(47,268)	$(77,029)	$(149,067)	$(482,732)

See notes to condensed consolidated financial statements.

DESKTOP METAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share amounts)

	Three Months Ended September 30, 2023
					Accumulated
					Other
	Common Stock		Additional		Comprehensive	Total
	Voting		Paid‑in	Accumulated	(Loss)	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
BALANCE—July 1, 2023	322,630,201	$32	$1,893,548	$(1,411,323)	$(37,798)	$444,459
Exercise of Common Stock options	37,935	—	46	—	—	46
Vesting of restricted Common Stock	9,779	—	—	—	—	—
Vesting of restricted stock units	986,925	—	—	—	—	—
Repurchase of shares for employee tax withholdings	(22,360)	—	(39)	—	—	(39)
Stock‑based compensation expense	—	—	8,376	—	—	8,376
Net loss	—	—	—	(46,373)	—	(46,373)
Other comprehensive income (loss)	—	—	—	—	(895)	(895)
BALANCE—September 30, 2023	323,642,480	$32	$1,901,931	$(1,457,696)	$(38,693)	$405,574

	Nine Months Ended September 30, 2023
					Accumulated
					Other
	Common Stock		Additional		Comprehensive	Total
	Voting		Paid‑in	Accumulated	(Loss)	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
BALANCE—January 1, 2023	318,133,434	$32	$1,874,792	$(1,308,954)	$(38,368)	$527,502
Exercise of Common Stock options	1,006,046	—	1,203	—	—	1,203
Vesting of restricted Common Stock	85,372	—	—	—	—	—
Vesting of restricted stock units	4,061,967	—	—	—	—	—
Repurchase of shares for employee tax withholdings	(89,132)	—	(147)	—	—	(147)
Issuance of Common Stock related to settlement of contingent consideration	444,793	—	797	—	—	797
Stock‑based compensation expense	—	—	25,286	—	—	25,286
Net loss	—	—	—	(148,742)	—	(148,742)
Other comprehensive income (loss)	—	—	—	—	(325)	(325)
BALANCE—September 30, 2023	323,642,480	$32	$1,901,931	$(1,457,696)	$(38,693)	$405,574

	Three Months Ended September 30, 2022
					Accumulated
					Other
	Common Stock		Additional		Comprehensive	Total
	Voting		Paid‑in	Accumulated	(Loss)	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
BALANCE—July 1, 2022	315,147,677	$32	$1,851,836	$(935,827)	$(44,901)	$871,140
Exercise of Common Stock options	1,147,289	—	1,771	—	—	1,771
Vesting of restricted Common Stock	21,786	—	—	—	—	—
Vesting of restricted stock units	765,093	—	—	—	—	—
Net share settlement related to employee tax withholdings upon vesting of restricted stock units	(11,919)	—	(39)	—	—	(39)
Stock‑based compensation expense	—	—	10,909	—	—	10,909
Net loss	—	—	—	(60,774)	—	(60,774)
Other comprehensive income (loss)	—	—	—	—	(16,255)	(16,255)
BALANCE—September 30, 2022	317,069,926	$32	$1,864,477	$(996,601)	$(61,156)	$806,752

	Nine Months Ended September 30, 2022
					Accumulated
					Other
	Common Stock		Additional		Comprehensive	Total
	Voting		Paid‑in	Accumulated	(Loss)	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
BALANCE—January 1, 2022	311,473,950	$31	$1,823,344	$(568,611)	$(6,414)	$1,248,350
Exercise of Common Stock options	2,168,289	—	3,035	—	—	3,035
Vesting of restricted Common Stock	135,341	—	—	—	—	—
Vesting of restricted stock units	3,248,204	1	—	—	—	1
Repurchase of shares for employee tax withholdings	(68,060)	—	(228)	—	—	(228)
Issuance of Common Stock related to settlement of contingent consideration	112,202	—	500	—	—	500
Stock‑based compensation expense	—	—	37,826	—	—	37,826
Net loss	—	—	—	(427,990)	—	(427,990)
Other comprehensive income (loss)	—	—	—	—	(54,742)	(54,742)
BALANCE—September 30, 2022	317,069,926	$32	$1,864,477	$(996,601)	$(61,156)	$806,752

See notes to condensed consolidated financial statements.

DESKTOP METAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(148,742)	$(427,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,322	38,294
Stock‑based compensation	26,699	37,826
Goodwill impairment	2,450	229,500
Amortization (accretion) of discount on investments	(490)	(305)
Amortization of deferred costs on convertible notes	548	276
Provision for bad debt	640	1,038
Loss on disposal of property and equipment	501	209
Net increase (decrease) in accrued interest related to marketable securities	238	771
Net unrealized (gain) loss on equity investment	286	6,172
Net unrealized (gain) loss on other investments	—	745
Deferred tax benefit	(675)	(1,602)
Change in fair value of contingent consideration	—	(254)
Foreign currency transaction loss	392	1,202
Impairment charges	6,062	—
Changes in operating assets and liabilities:
Accounts receivable	(2,446)	3,166
Inventory	(16,052)	(31,195)
Prepaid expenses and other current assets	(8,716)	(969)
Other assets	2,425	1,196
Accounts payable	7,397	(2,959)
Accrued expenses and other current liabilities	1,009	(3,855)
Customer deposits	(4,542)	2,360
Deferred revenue	3,590	(1,589)
Change in right of use assets and lease liabilities, net	(4,456)	(2,850)
Other liabilities	1,706	24
Net cash used in operating activities	(91,854)	(150,789)
Cash flows from investing activities:
Purchases of property and equipment	(2,709)	(8,157)
Proceeds from other investment	—	3,155
Proceeds from sale of property and equipment	9,942	6
Purchase of marketable securities	(4,973)	(158,404)
Proceeds from sales and maturities of marketable securities	112,719	205,650
Proceeds from disposal of subsidiaries	4,089	—
Proceeds from capital grant	—	200
Cash paid for acquisitions, net of cash acquired	(500)	(23)
Net cash provided by investing activities	118,568	42,427
Cash flows from financing activities:
Proceeds from the exercise of stock options	1,203	3,036
Payment of taxes related to net share settlement upon vesting of restricted stock units	(147)	(230)
Repayment of loans	(337)	(421)
Proceeds from issuance of convertible notes	—	115,000
Costs incurred in connection with the issuance of convertible notes	—	(3,619)
Net cash provided by financing activities	719	113,766
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(461)	(1,491)
Net increase in cash, cash equivalents, and restricted cash	26,972	3,913
Cash, cash equivalents, and restricted cash at beginning of period	81,913	68,258
Cash, cash equivalents, and restricted cash at end of period	$108,885	$72,171

Supplemental disclosures of cash flow information

Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total shown in the condensed consolidated statements of cash flows:

Cash and cash equivalents	$107,432	$66,987
Restricted cash included in other current assets	841	4,072
Restricted cash included in other noncurrent assets	612	1,112
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$108,885	$72,171

Supplemental cash flow information:
Interest paid	$—	$—
Taxes paid	$—	$—

Non‑cash investing and financing activities:
Net unrealized (gain) loss on investments	$(339)	$418
Common Stock issued for settlement of contingent consideration	$797	$500
Deferred contract costs	$—	$1,341
Additions to right of use assets and lease liabilities	$11,443	$10,742
Purchase of property and equipment included in accounts payable	$326	$1,507
Purchase of property and equipment included in accrued expense	$90	$—
Transfers from property and equipment to inventory	$1,647	$2,470
Transfers from inventory to property and equipment	$1,370	$3,475

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

Risks and Uncertainties

The Company is subject to a number of risks similar to those of other companies of similar size in its industry, including, but not limited to, the need for successful development of products, the need for additional funding, competition from substitute products and services from larger companies, protection of proprietary technology, patent litigation, dependence on key individuals, and risks associated with changes in information technology. The Company has financed its operations to date primarily with proceeds from the sale of preferred stock, the Business Combination, and the sale of convertible senior notes due in 2027 (the “2027 Notes”) in May 2022. The Company’s long-term success is dependent upon its ability to successfully market its products and services; generate revenue; maintain or reduce its operating costs and expenses; meet its obligations; obtain additional capital when needed; and, ultimately, achieve profitable operations. Management believes that existing cash and short-term investments as of September 30, 2023 will be sufficient to fund operating and capital expenditure requirements through at least twelve months from the date of issuance of these condensed consolidated financial statements.

Termination of Merger with Stratasys Ltd.

On May 25, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Stratasys Ltd. (“Stratasys”), Tetris Sub Inc., a Delaware corporation and a direct wholly owned subsidiary of Stratasys (“Merger Sub”), and the Company, pursuant to which Merger Sub was to merge with and into the Company, with the Company surviving the merger as a direct wholly owned subsidiary of Stratasys (the “Merger”).

The Merger was subject to approval by shareholders of Stratsys and Desktop Metal. At an extraordinary general meeting of shareholders of Stratasys held on September 28, 2023, Stratasys shareholders did not approve the proposal related to the Merger Agreement. Accordingly, on September 28, 2023, Stratasys sent Desktop Metal a notice of termination of the Merger Agreement. As a result, and under the terms of the Merger Agreement, Stratasys paid $10.0 million to Desktop Metal for reimbursement of expenses, which is included in general and administrative expenses in the condensed consolidated statements of operations. The $10.0 million of reimbursement was equal the expenses previously incurred; therefore, there was no gain recorded related to this item. The termination fee was paid on October 6, 2023 and a receivable of $10.0 million was included in Prepaid expenses and other current assets in the condensed consolidated balance sheets as of September 30, 2023.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the regulations of the U.S Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The condensed consolidated financial statements include the Company’s accounts and those of its subsidiaries. In the opinion of the Company’s management, the financial information for the interim periods presented reflects all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows. The results reported in these condensed consolidated financial statements are not necessarily indicative of results that may be expected for the entire year. In the unaudited condensed consolidated financial statements, certain balances have been reclassified to conform to the current year presentation.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The functional currency of all wholly owned subsidiaries is U.S. Dollars. All intercompany transactions and balances have been eliminated in consolidation.

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the financial statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. See the below discussion of changes to the Company’s policies for assets held for sale. There have been no other changes to the Company’s significant accounting policies during the first nine months of fiscal year 2023.

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

3. REVENUE RECOGNITION

Contract Balances

The Company’s deferred revenue balance was $20.8 million and $17.4 million as of September 30, 2023 and December 31, 2022, respectively. During the three and nine months ended September 30, 2023, the Company recognized $1.4 million and $5.2 million of existing deferred revenue from 2022.  During the three and nine months ended September 30, 2022, the Company recognized $3.6 million and $14.0 million of existing deferred revenue from 2021. The deferred revenue consists of billed post-installation customer support and maintenance, cloud-based software licenses that are recognized ratably over the term of the agreement, and contracts that have outstanding performance obligations or contracts that have acceptance terms that have not yet been fulfilled.

Contract assets were not significant during the nine months ended September 30, 2023 and 2022.

Remaining Performance Obligations

At September 30, 2023, the Company had $20.8 million of remaining performance obligations, of which approximately $17.0 million is expected to be fulfilled over the next 12 months, notwithstanding uncertainty related to customer site readiness and unanticipated economic events, which could have an adverse effect on the timing of delivery and installation of products and/or services to customers. In addition, the Company also had customer deposits of $6.9 million at September 30, 2023.

4. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company’s cash equivalents and short-term investments are invested in the following (in thousands):

	September 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$63,671	$—	$—	$63,671
Total cash equivalents	63,671	—	—	63,671
Total short-term investments	—	—	—	—
Total cash equivalents and short-term investments	$63,671	$—	$—	$63,671

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$51,274	$—	$—	$51,274
Total cash equivalents	51,274	—	—	51,274
Commercial paper	39,781	—	—	39,781
Corporate bonds	28,970	—	(156)	28,814
U.S. Treasury securities	19,896	—	(78)	19,818
Government bonds	14,846	—	(102)	14,744
Asset-backed securities	4,000	—	(2)	3,998
Total short-term investments	107,493	—	(338)	107,155
Total cash equivalents and short-term investments	$158,767	$—	$(338)	$158,429

During the year ended December 31, 2021, the Company made a $20.0 million investment in equity securities of a publicly-traded company. The Company records this investment at fair value within short-term investments, which was $0.8 million as of September 30, 2023. During the three and nine months ended September 30, 2023, the Company recorded unrealized losses of $0.1 million and $0.3 million, respectively, due to the change in fair value of the equity securities. During the three and nine months ended September 30, 2022, the Company recorded unrealized losses due to the change in fair value of the equity securities of $0.3 million and $6.2 million, respectively, in interest and other (expense) income, net in the consolidated statements of operations.

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

The following fair value hierarchy table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the inputs the Company utilized to determine such fair value (in thousands):

	September 30, 2023
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Items	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$63,671	$—	$—	$63,671
Equity securities	803	—	—	803
Other investments	—	—	2,000	2,000
Total assets	$64,474	$—	$2,000	$66,474

	December 31, 2022
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Items	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$51,274	$—	$—	$51,274
Commercial paper	—	39,781	—	39,781
Corporate bonds	—	28,814	—	28,814
U.S. Treasury securities	—	19,818	—	19,818
Government bonds	—	14,744	—	14,744
Asset-backed securities	—	3,998	—	3,998
Equity securities	1,088	—	—	1,088
Other investments	—	—	2,000	2,000
Total assets	$52,362	$107,155	$2,000	$161,517
Liabilities:
Contingent consideration	$—	$—	$2,587	$2,587
Total liabilities	$—	$—	$2,587	$2,587

The Company has determined that the estimated fair value of its commercial paper, corporate bonds, U.S. Treasury securities, government bonds, and asset-backed securities are reported as Level 2 financial assets as they are based on model-driven valuations in which all significant inputs are observable, or can be derived from or corroborated by observable market data for substantially the full term of the asset.

Equity securities include investments made via publicly-traded securities. The Company has determined that the estimated fair value of its equity securities is reported as Level 1 financial assets as they are based on quoted market prices in active markets for identical assets. During the three and nine months ended September 30, 2023, the Company recorded unrealized losses of $0.1 million and $0.3 million, respectively, due to the change in fair value of the equity securities in interest and other (expense) income, net in the condensed consolidated statements of operations. During the three and nine months ended September 30, 2022, the Company recorded unrealized losses due to the change in fair value of the equity securities of $0.3 million and $6.2 million, respectively, in interest and other (expense) income, net in the condensed consolidated statements of operations.

Other investments include investments made via convertible debt instruments totaling $2.0 million which is recorded in other noncurrent assets in the condensed consolidated balance sheets. The other investments are reported as a Level 3 financial asset because the methodology used to develop the estimated fair values includes significant unobservable inputs reflecting management’s own assumptions. Assumptions used in fair valuing convertible debt instruments include the rights and obligations of the notes the Company holds as well as the probability of a qualified financing event, acquisition, or change in control. During the three and nine months ended September 30, 2023, the Company did not recognize any gains or losses on convertible debt instruments. During the three months ended September 30, 2022, the Company did not recognize any losses on convertible debt instruments. During the nine months ended September 30, 2022, the Company recognized losses on convertible debt instruments of $0.8 million in interest and other (expense) income, net in the condensed consolidated statements of operations. During the three and nine months ended September 30, 2022, $3.1 million of the outstanding convertible debt instruments was repaid in full.

The Aerosint acquisition included contingent consideration related to revenue metrics and technical milestones, with a fair value of $6.1 million as of the date of acquisition and no remaining fair value as of September 30, 2023. The contingent consideration liability was valued using a Monte Carlo simulation in a risk-neutral framework as well as a scenario-based approach (both special cases of the income approach), based on key inputs that are not all observable in the market and is classified as a Level 3 liability. The Company assesses the fair value of the contingent consideration liability at each reporting period, with any subsequent changes to the fair value of the liability reflected in the condensed consolidated statement of operations until the liability is settled. During the three and nine months ended September 30, 2023, the Company derecognized the remaining contingent consideration of $0.2 million upon the sale of Aerosint. During the three and nine months ended September 30, 2022, the Company recognized a gain in fair value of contingent consideration of $0.3 million and $0.3 million, respectively. During the nine months ended September 30, 2023, the Company paid $1.6 million in cash and $0.8 million in shares to Aerosint in connection with the achievement of revenue and technical milestones. During the nine months ended September 30, 2022, based on the relevant revenues earned during the first year of the three-year contingent consideration period, the Company paid $1.0 million in cash and $0.5 million in shares to Aerosint. As of September 30, 2023, no contingent consideration is recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

The 2027 Notes are valued as a single liability measured at amortized cost, as no other features require bifurcation and recognition as derivatives.

There were no transfers between fair value measure levels during the nine months ended September 30, 2023 and 2022. The following table presents information about the Company’s movement in Level 3 assets measured at fair value (in thousands):

	Nine Months Ended September 30,
	2023	2022
Balance at beginning of period	$2,000	$6,750
Changes in fair value	—	(745)
Disposals	—	(3,155)
Balance at end of period	$2,000	$2,850

The following table presents information about the Company’s movement in Level 3 liabilities measured at fair value (in thousands):

	Nine Months Ended September 30,
	2023	2022
Balance at beginning of period	$2,587	$5,654
Payment of contingent consideration liability	(2,390)	(1,500)
Sale of Aerosint	(197)	—
Changes in fair value	—	(254)
Balance at end of period	$—	$3,900

6. ACCOUNTS RECEIVABLE

The components of accounts receivable are as follows (in thousands):

	September 30,	December 31,
	2023	2022
Trade receivables	$42,368	$40,121
Allowance for doubtful accounts	(2,280)	(1,640)
Total accounts receivable	$40,088	$38,481

The following table summarizes activity in the allowance for doubtful accounts (in thousands):

	September 30,	December 31,
	2023	2022
Balance at beginning of period	$1,640	$665
Provision for uncollectible accounts, net of recoveries	1,102	1,393
Uncollectible accounts written off	(462)	(418)
Balance at end of period	$2,280	$1,640

7. INVENTORY

Inventory consists of the following (in thousands):

	September 30,	December 31,
	2023	2022
Raw materials	$50,738	$41,971
Work in process	9,737	11,936
Finished goods:
Deferred cost of sales	7,433	3,602
Manufactured finished goods	39,288	34,227
Total finished goods	46,721	37,829
Total inventory	$107,196	$91,736

8. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consists of the following (in thousands):

	September 30,	December 31,
	2023	2022
Prepaid operating expenses	$8,463	$5,705
Prepaid dues and subscriptions	2,013	2,674
Prepaid insurance	1,300	798
Prepaid taxes	700	395
Prepaid rent	447	383
Government grants receivable	—	429
Termination fee receivable	9,950	—
Other	2,114	5,941
Total prepaid expenses and other current assets	$24,987	$16,325

9. DIVESTITURES

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

During the nine months ended September 30, 2023, the Company completed the sales of the Troy, Michigan and the North Huntington, Pennsylvania facilities for a combined $6.9 million in proceeds. The Company recorded an immaterial loss on the sale of the facilities in the condensed consolidated statements of operations.

On September 29, 2023, the Company entered into a Stock Purchase Agreement with Industriewerk Shaeffler INA-Ingenieurdienst-, Gesellshaft mit beschrankter Haftung. (“Shaeffler”) related to the sale of Aerosint SA (“Aerosint”), a wholly owned subsidiary of the Company, for a $4.1 million all in cash selling price, net of cost of sell. The transaction was completed on September 29, 2023.

Before measuring the fair value less costs to sell of the disposal group as a whole, the Company first reviewed individual assets and liabilities to determine if any fair value adjustments were required and concluded no individual asset impairments were required. Then, based on the purchase and sale agreement entered into by the Company and the Buyer, the Company determined the fair value of the disposal group to be equal to the selling price, less costs to sell. Based on this review, the Company recorded a non-cash goodwill impairment charge of $2.5 million reflected in the third quarter of 2023 as the sale was considered to be a triggering event to evaluate goodwill impairment. Additionally, the Company, recorded an impairment charge of $6.1 million related to the asset group value, which includes $2.6 million of cumulative foreign currency translation adjustment. The sale of Aerosint did not represent a strategic shift that would have a major effect on the Company’s operations or financial results, therefore it is not presented as a discontinued operation.

10. PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2023	2022
Equipment	$46,829	$48,632
Leasehold improvements	19,131	18,527
Land and buildings	8,941	15,893
Construction in process	3,642	5,008
Furniture and fixtures	2,152	2,396
Software	2,077	2,183
Tooling	2,285	2,145
Computer equipment	2,474	2,076
Automobiles	1,044	1,180
Property and equipment, gross	88,575	98,040
Less: accumulated depreciation	(50,188)	(41,769)
Total property and equipment, net	$38,387	$56,271

Depreciation expense was $2.9 million and $8.8 million for three and nine months ended September 30, 2023. Depreciation expense was $3.1 million and $9.3 million for the three and nine months ended September 30, 2022.

11. GOODWILL & INTANGIBLE ASSETS

The carrying amount of goodwill at September 30, 2023 and December 31, 2022 was $108.7 million and $113.0 million respectively, and has been recorded in connection with the Company’s acquisitions. The goodwill activity is as follows (in thousands):

	September 30,	December 31,
	2023	2022
Balance, beginning of year	$112,955	$639,301
Goodwill impairment	(2,450)	(498,800)
Foreign currency translation adjustment	(1,854)	(26,940)
Measurement period adjustments	—	(606)
Balance, end of period	$108,651	$112,955

During the three and nine months ended September 30, 2023, the Company recorded a goodwill impairment charge of $2.5 million related to the sale of Aerosint. During the three and nine months ended September 30, 2022, the Company recorded goodwill impairment charges of $0 and $229.5 million, respectively, in the condensed consolidated statements of operations.

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

Intangible assets consisted of the following (in thousands):

		September 30, 2023			December 31, 2022
	Weighted Average	Gross		Net	Gross		Net
	Remaining Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Lives (in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired technology	7.8	$185,669	$58,039	$127,630	$196,367	$36,919	$159,448
Trade name	9.9	12,297	3,545	8,752	12,459	2,374	10,085
Customer relationships	9.1	67,565	25,145	42,420	67,915	17,663	50,252
Capitalized software	—	518	518	—	518	473	45
Total intangible assets		$266,049	$87,247	$178,802	$277,259	$57,429	$219,830

During the three and nine months ended September 30, 2023 and 2022, the Company recognized the following amortization expense (in thousands):

	Statement of	Three Months Ended September 30,		Nine Months Ended September 30,
Category	Operations Line Item	2023	2022	2023	2022
Acquired technology	Cost of Sales	$6,889	$5,877	$20,744	$17,817
Acquired technology	Research and Development	556	466	1,665	1,314
Trade name	General and Administrative	416	424	1,249	1,267
Customer relationships	Sales and Marketing	2,537	2,276	7,594	8,044
Capitalized software	Research and Development	0	26	45	80
		$10,398	$9,069	$31,297	$28,522

The Company expects to recognize the following amortization expense (in thousands):

Amortization Expense
2023 (remaining 3 months)	$10,148
2024	40,323
2025	37,476
2026	27,276
2027	19,296
2028 and after	44,283
Total intangible amortization	$178,802

12. OTHER NONCURRENT ASSETS

The following table summarizes the Company’s components of other noncurrent assets (in thousands):

	September 30,	December 31,
	2023	2022
Right of use asset	$29,114	$22,147
Other investments	2,000	2,000
Long-term deposits	488	573
Other	4,863	3,043
Total other noncurrent assets	$36,465	$27,763

13. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the Company’s components of accrued expenses and other current liabilities (in thousands):

	September 30,	December 31,
	2023	2022
Compensation and benefits related	$7,532	$8,058
Professional services	821	917
Warranty reserve	3,933	4,301
Franchise and royalty fees	2,154	1,448
Inventory purchases	1,159	925
Current portion of acquisition consideration	1,593	1,750
2027 Notes Interest	2,664	901
Income tax payable	1,220	761
Commissions	570	897
Sales and use and franchise taxes	558	286
Current portion of contingent consideration	—	2,587
License fee payable	928	—
Other	4,767	3,892
Total accrued expenses and other current liabilities	$27,899	$26,723

The Company recorded warranty reserve as of September 30, 2023 and December 31, 2022, respectively, as follows (in thousands).

	September 30,	December 31,
	2023	2022
Warranty reserve, at the beginning of the period	$4,301	$4,048
Additions to warranty reserve	1,489	4,484
Claims fulfilled	(1,857)	(4,231)
Warranty reserve, at the end of the period	$3,933	$4,301

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

The 2027 Notes are valued as a single liability measured at amortized cost, which approximates fair value, as no other features require bifurcation and recognition as derivatives. The following table presents the outstanding principal amount and carrying value of the 2027 Notes as of the date indicated (in thousands):

	September 30,	December 31,
	2023	2022
Principal	$115,000	$115,000
Unamortized debt discount	(2,069)	(2,502)
Unamortized debt issuance costs	(549)	(664)
Net carrying value	$112,382	$111,834

The annual effective interest rate for the 2027 Notes was approximately 6.1%. Interest expense related to the 2027 Notes for the periods presented below are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Coupon interest	$1,763	$1,739	$5,232	$2,686
Amortization of debt discount	144	186	432	218
Amortization of transaction costs	38	50	114	58
Total interest expense	$1,945	$1,975	$5,778	$2,962

Bank Debt—In connection with the acquisition of A.I.D.R.O., the Company acquired three loans (“Bank Loans”) totaling $1.1 million in aggregate. The Bank Loans have term of 4.5 years and mature from September 2024 through September 2025, with interest rates ranging from 1.70% to 2.10%. Payments of principal and interest are made quarterly. During the three and nine months ended September 30, 2023, the Company paid $0.1 million and $0.2 million, respectively, and during the three and nine months ended September 30, 2022, the Company paid $0.1 million and $0.3 million, respectively. As of September 30, 2023, $0.4 million remains outstanding. $0.3 million of the outstanding debt is recorded within current portion of long-term debt and $0.1 million is recorded within long-term debt, in the condensed consolidated balance sheets.

15. OTHER NONCURRENT LIABILITIES

The following table summarizes the Company’s components of other noncurrent liabilities (in thousands):

	September 30,	December 31,
	2023	2022
Taxes payable	$1,034	$1,034
License fee payable, net of current	1,725	—
Other	318	325
Total other noncurrent liabilities	$3,077	$1,359

16. LEASES

Lessee

At September 30, 2023, the Company recorded $29.1 million as a right of use asset and $30.3 million as a lease liability. At December 31, 2022, the Company recorded $22.1 million as a right of use asset and $23.6 million as a lease liability. The Company assesses its right of use asset and other lease-related assets for impairment. There were no impairments recorded related to these assets during the three and nine months ended September 30, 2023 and the year ended December 31, 2022.

The Company reviews all supplier, vendor, and service provider contracts to determine whether any service arrangements contain a lease component. The Company identified two service agreements that contain an embedded lease. The agreements do not contain fixed or minimum payments, and the variable lease expense was immaterial during the three and nine months ended September 30, 2023 and 2022.

Information about other lease-related balances is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease cost
Operating lease cost	$1,403	$1,507	$4,474	$4,286
Short‑term lease cost	80	31	174	101
Variable lease cost	36	54	106	176
Finance lease cost	45	22	91	64
Total lease cost	$1,564	$1,614	$4,845	$4,627
Other Information
Operating cash flows used in operating leases	$1,388	$1,580	$4,859	$4,675
Operating cash flows used in finance leases	39	16	81	56
Weighted‑average remaining lease term—operating leases (years)	4.6	12.8	4.6	12.8
Weighted‑average remaining lease term—finance leases (years)	6.6	7.8	6.6	7.8
Weighted‑average discount rate—operating leases	5.8%	4.5%	5.8%	4.5%
Weighted‑average discount rate—finance leases	3.1%	3.1%	3.1%	3.1%

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

Future minimum lease payments under noncancelable operating leases, including immaterial future minimum lease payments under finance leases, at September 30, 2023, are as follows (in thousands):

	Operating Leases	Finance Leases
2023 (remaining 6 months)	$2,101	$20
2024	8,109	76
2025	7,646	75
2026	6,075	75
2027	4,985	75
2028 and after	5,082	308
Total lease payments	33,998	629
Less amount representing interest	(4,231)	(72)
Total lease liability	29,767	557
Less current portion of lease liability	(6,583)	(61)
Lease liability, net of current portion	$23,184	$496

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

On October 20, 2023, purported stockholder Pietro Campanella filed an amendment to the November 21, 2021 class action complaint in Delaware Court of Chancery against Desktop Metal, Inc., and former directors and officers of The ExOne Company, alleging breach of fiduciary duty and aiding and abetting breach of fiduciary duty claims in connection with the ExOne Merger (Campanella v. Rockwell, et al., Case No. 2021-1013-LWW). In particular, Mr. Campanella alleges that ExOne’s proxy statement and supplemental disclosures did not adequately disclose information related to a whistleblower investigation at one of Desktop Metal’s subsidiaries, EnvisionTEC, and the resignation of EnvisionTEC’s CEO, prior to the ExOne stockholder vote.

As previously disclosed, four alleged shareholders of Desktop Metal stock filed purported securities class action complaints in the United States District Court for the District of Massachusetts, alleging that Desktop Metal and certain of its officers and directors violated Sections 10(b) and 20(a) of the Securities and Exchange Act by making false or misleading statements regarding EnvisionTEC’s manufacturing and product compliance practices and procedures. Plaintiffs filed a Consolidated Complaint on December 19, 2022. The parties completed briefing on the motion to dismiss in May 2023, and Judge Indira Talwani held oral argument on September 13, 2023. The Court issued a decision dismissing the Consolidated Complaint with prejudice and entered Judgment for defendants on September 21, 2023. On October 13, 2023, Lead Plaintiff Sophia Zhou filed a Notice of Appeal.

On June 6, 2023, alleged stockholder Building Trades Pension Fund of Western Pennsylvania filed a purported securities class action complaint and motion for expedited proceedings in Delaware Chancery Court (Building Trades Pension Fund of Western Pennsylvania v. Desktop Metal, et al., Case No. 2023-0597). The complaint generally alleged breach of fiduciary duties and aiding and abetting breach of fiduciary duties against certain of officers and directors of Desktop Metal in connection with Desktop Metal’s proposed merger with Stratasys Ltd. (“Stratasys”). The parties completed briefing on the motion to expedite in June 2023. Vice Chancellor J. Travis Laster held oral argument on July 5, 2023, and issued a decision denying the motion to expedite. Plaintiff voluntarily dismissed the complaint on July 14, 2023.

On September 6, 2023, and September 11, 2023, purported stockholders Catherine Coffman, Ryan O’Dell, and Elaine Wang filed actions in the United States District Court for the Southern District of New York (Coffman v. Desktop Metal, et al., Case No. 1:23-cv-07900; O’Dell v. Desktop Metal, et al., Case No. 1:23-cv-07992; Wang v. Desktop Metal, et al., Case No. 1:23-cv-08041). On September 7, 2023, purported stockholder Michael Kent filed an action in the United States District Court for the District of Delaware (Kent v. Desktop Metal, et al., Case No. 1:23-cv-00991). The complaints generally allege that certain officers and directors of Desktop Metal violated Sections 14(a) and 20(a) of the Exchange Act by causing a materially incomplete and misleading registration statement to be filed with the SEC on June 20, 2023 in connection with Desktop Metal’s proposed merger with Stratasys. Ms. Coffman dismissed her complaint on October 2, 2023. Mr. Kent dismissed his complaint on October 5, 2023. Mr. O’Dell dismissed his complaint on October 18, 2023. Ms. Wang dismissed her complaint on October 19, 2023.

The Company believes that these complaints are all without merit and intends to defend against them vigorously.

Commitments

The Company has entered into legally binding agreements with certain suppliers to purchase materials used in the manufacturing of the Company’s products. As of September 30, 2023, the Company had outstanding purchase orders with contract manufacturers in the amount of $24.3 million which are not included in the condensed consolidated balance sheets. The Company has an additional purchase commitment of $22.0 million through 2027 for equipment that it plans to lease to customers in connection with digital dentistry solution offerings related to the Desktop Labs platform.

The Company has also entered into licensing and royalty agreements with certain manufacturing and software companies and universities related to the use of patented technology. Under the terms of each agreement, the Company has made initial, immaterial one-time payments and is obligated to pay a set percentage, ranging from 4% - 13%, of all consideration received by the Company for sales of related products and services, until the agreements are terminated. The Company’s aggregate minimum annual commitment under these contracts is $0.6 million. During the three and nine months ended September 30, 2023 and 2022, the Company recorded immaterial licensing and royalty fees.

Within the Company’s normal course of operations, it issues short-term financial guarantees and letters of credit through a credit facility with a German bank to third parties in connection with certain commercial transactions requiring security. The credit facility provides a capacity amount of $5.3 million for the issuance of financial guarantees and letters of credit for commercial transactions requiring security. The credit facility does not require cash collateral for the issuance of financial guarantees and letters of credit for commercial transactions requiring security for amounts up to $1.1 million. Amounts in excess of $1.1 million require cash collateral under the credit facility.

At September 30, 2023, total outstanding financial guarantees and letters of credit issued by the Company under the credit facility were $0.8 million, of which $0.4 million have expiration dates ranging from October 2023 to January 2024, and the remaining $0.4 million with no expiration date. At September 30, 2023, cash collateral of $0.8 million was required for financial guarantees and letters of credit issued under the credit facility, and is included in current portion of restricted cash in the condensed consolidated balance sheets.

18. INCOME TAXES

The Company’s provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items arising in that quarter. The Company’s effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on its deferred tax assets as it is more likely than not that some or all of the Company’s deferred tax assets will not be realized. During the three and nine months ended September 30, 2023, the Company recorded a benefit of $0.1 million and $0.7 million, respectively. During the three and nine months ended September 30, 2022, the Company recorded an income tax expense of $0.6 million and an income tax benefit of $1.6 million, respectively.

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

The Company provides reserves for potential payments of taxes to various tax authorities related to uncertain tax positions. Amounts recognized are based on a determination of whether a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be sustained on audit. The amount associated with uncertain tax positions are recorded as a component of income tax expense. As of September 30, 2023, the Company has accrued uncertain tax positions of approximately $1.0 million related to the EnvisionTEC acquisition. The amounts relate to U.S. state and foreign tax positions. Included in the balance of unrecognized tax benefits as of September 30, 2023 are amounts that, if recognized, would impact the effective tax rate. As of December 31, 2022, the Company recorded a liability of $1.0 million for uncertain tax positions acquired in various acquisitions during 2021. As of December 31, 2022, the Company had a balance in accrued interest and penalties related to uncertain tax positions of $0.2 million.

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

Stock Options

The option activity of the Plans for the nine months ended September 30, 2023, is as follows (shares in thousands):

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic Value
	Shares	per Share	(in years)	(in thousands)
Outstanding at January 1, 2023	8,423	$1.83	6.02	$922
Exercised	(1,006)	$1.20
Forfeited/expired	(1,126)	$2.41
Outstanding at September 30, 2023	6,291	$1.83	5.24	989
Options vested at September 30, 2023	5,693	$1.86	5.08	954
Options vested or expected to vest at September 30, 2023	6,287	$1.83	5.24	989

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2023 and 2022, was $0.9 million and $4.6 million, respectively.

The total stock-based compensation expense related to stock options was $0.3 million and $1.0 million during the three and nine months ended September 30, 2023, respectively, and $0.3 million and $2.2 million during the three and nine months ended September 30, 2022, respectively.

Total unrecognized stock-based compensation expense related to unvested stock options at September 30, 2023 aggregated $1.1 million and is expected to be recognized over a weighted-average period of 0.9 years.

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

The activity for stock subject to vesting as of September 30, 2023, is as follows (shares in thousands):

	Shares Subject	Weighted-Average
	to Vesting	Grant Date Fair Value
Balance of unvested shares as of January 1, 2023	102	$ 8.78
Vested	(85)	$ 8.78
Balance of unvested shares as of September 30, 2023	17	$ 8.78

The total stock-based compensation expense related to RSAs was $0.1 million and $0.7 million during the three and nine months ended September 30, 2023, respectively, and $0.2 million and $0.8 million during the three and nine months ended September 30, 2022, respectively. At September 30, 2023, the total unrecognized stock-based compensation expense related to unvested RSAs is $0.1 million and is expected to be recognized over a weighted-average period of 0.4 years.

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

RSU activity under the 2020 Plan for the nine months ended September 30, 2023, is as follows (shares in thousands):

	Shares Subject	Weighted-Average
	to Vesting	Grant Date Fair Value
Balance of unvested shares as of January 1, 2023	22,145	$ 4.15
Granted	9,677	$ 1.86
Vested	(4,062)	$ 5.28
Cancelled/Forfeited	(2,278)	$ 4.57
Balance of unvested shares as of September 30, 2023	25,482	$ 3.07

The total stock-based compensation expense related to RSUs was $7.3 million and $25.0 million during the three and nine months ended September 30, 2023, respectively, and $11.6 million and $38.2 million during the three and nine months ended

September 30, 2022, respectively. Total unrecognized compensation costs related to unvested RSUs at September 30, 2023 is $59.0 million and is expected to be recognized over a period of 2.4 years.

RSUs include awards that vest subject to certain performance and market-based criteria.

Performance-Based Restricted Stock Units (included above)

During the year ended December 31, 2021, 670,000 performance-based RSUs were granted to key employees of the Company. These awards vest upon the achievement of certain performance milestones by the Company and prescribed service milestones by the employee. No performance-based RSUs vested during the years ended December 31, 2022 and 2021. During the year ended December 31, 2021, 120,000 awards expired due to performance milestones not being achieved. During the year ended December 31, 2022, 400,000 performance-based RSUs were forfeited due to employee termination. During the three and nine months ended September 30, 2023, no performance-based RSUs vested or were forfeited. As of September 30, 2023, 150,000 performance-based RSUs remain outstanding.

During the year ended December 31, 2020, 124,300 performance-based RSUs were granted to a key employee of the Company. This award vests upon the achievement of certain performance milestones by the Company and prescribed service milestones by the employee. No performance-based RSUs vested during the years ended December 31, 2022 and 2021, or during the three and nine months ended September 30, 2023. During the three and nine months ended September 30, 2023, 62,150 and 124,300 performance-based RSUs were forfeited, respectively. As of September 30, 2023, no performance-based RSUs remain outstanding.

Market-Based Restricted Stock Units (included above)

In October 2021 the Compensation Committee of the Company’s Board of Directors awarded certain executive officers a total of up to 9,070,269 market-based RSUs. These RSUs will vest and result in the issuance of shares of Common Stock based on continuing employment and the achievement of certain market conditions set by the Company.

During the year ended December 31, 2021, one of the executive officers resigned from the Company, forfeiting his market-based RSUs. As the service condition was not met prior to his resignation, no stock-based compensation expense was recorded for this award. No market-based RSUs vested or were forfeited during the year ended December 31, 2022 or during the three and nine months ended September 30, 2023. As of September 30, 2023, 6,802,702 market-based RSUs remain outstanding.

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

The Company’s 2023 bonus program (“2023 Bonus Program”) is expected to be paid out in RSUs determined using the closing price of the Company's Common Stock on the date of the Board's final certification of the Company's performance attainment and awards to be issued to each employee. The Company has accounted for these awards as liability-based awards, since the monetary value of the obligation associated with the award is based predominantly on a fixed monetary amount known at inception, and it has an unconditional obligation that it must or may settle by issuing a variable number of its equity shares. The Company will recognize stock-based compensation expense over the employees’ requisite service period, based on the expected attainment of the Company-wide targets. As of September 30, 2023, the Company has accrued $2.2 million associated with these awards, which is recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

Stock-Based Compensation Expense

Total stock-based compensation expense related to all of the Company’s stock-based awards granted is reported in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$3,662	$4,355	$12,612	$21,872
General and administrative expense	2,802	3,899	10,419	11,681
Sales and marketing expense	702	3,052	1,881	5,725
Cost of sales	517	734	1,787	1,892
Total stock-based compensation expense	$7,683	$12,040	$26,699	$41,170

During the three and nine months ended September 30, 2023, the Company recognized ($0.7) million and $2.2 million of stock-based compensation expense associated with liability classified awards related to the 2023 Bonus Program. During the three and nine months ended September 30, 2022, the Company recognized $1.2 million and $3.4 million of stock-based compensation expense associated with liability classified awards related to the 2022 Bonus Program.

There were 27,336,014 shares available for award under the 2020 Plan at September 30, 2023.

21. RELATED PARTY TRANSACTIONS

As a result of acquisitions, the Company assumed lease agreements with related parties for facilities across the United States which extend through 2029. As of September 30, 2023, the Company recorded $4.3 million of right of use asset and lease liability related to these agreements. During the three and nine months ended September 30, 2023, the Company incurred lease expense of $0.2 million and $0.6 million, respectively, to the related party. During the three and nine months ended September 30, 2022, the Company incurred lease expense of $0.1 million and $0.6 million, respectively, to the related party. The Company’s annual commitment related to these lease agreements is $0.8 million.

The Company sells products to Lightforce Orthodontics which is affiliated with a member of the Company’s Board of Directors. Management believes the sales were conducted on terms equivalent to those prevailing in an arm’s-length transaction. During the three and nine months ended September 30, 2023, the Company recognized $0.2 million and $0.9 million, respectively, of revenue from Lightforce Orthodontics. During the three and nine months ended September 30, 2022, the Company recognized $0.3 million and $0.9 million of revenue, respectively. As of September 30, 2023, the Company has an account receivable balance of $0.2 million with Lightforce Orthodontics.

The Company sells products to Bloom Energy which is affiliated with a member of the Company’s Board of Directors. Management believes the sales were conducted on terms equivalent to those prevailing in an arm’s-length transaction. During the three and nine months ended September 30, 2023, the Company recognized an immaterial amount of revenue and $0.5 million of revenue, respectively, from Bloom Energy. As of September 30, 2023, the Company has an immaterial account receivable balance with Bloom Energy.

22. SEGMENT INFORMATION

In its operation of the business, management, including the Company’s chief operating decision maker, who is also Chief Executive Officer, reviews the business as one segment. The Company currently ships its product to markets in the Americas, Europe Middle East and Africa (“EMEA”), and Asia Pacific (“APAC”). Disaggregated revenue data for those markets is as follows (in thousands):

Revenue for the three months ended September 30, 2023

	Americas	EMEA	APAC	Total
Products	$25,630	$7,980	$3,892	$37,502
Services	2,826	2,081	341	5,248
Total	$28,456	$10,061	$4,233	$42,750

Revenue for the three months ended September 30, 2022

	Americas	EMEA	APAC	Total
Products	$29,615	$9,105	$4,217	$42,937
Services	2,457	1,279	413	4,149
Total	$32,072	$10,384	$4,630	$47,086

Revenue for the nine months ended September 30, 2023

	Americas	EMEA	APAC	Total
Products	$79,233	$30,634	$11,730	$121,597
Services	8,719	5,875	1,161	15,755
Total	$87,952	$36,509	$12,891	$137,352

Revenue for the nine months ended September 30, 2022

	Americas	EMEA	APAC	Total
Products	$94,958	$29,017	$11,110	$135,085
Services	8,001	4,427	953	13,381
Total	$102,959	$33,444	$12,063	$148,466

During the three and nine months ended September 30, 2023 and 2022, the Company recognized the following revenue from service contracts and cloud-based software licenses over time, and hardware and consumable product shipments and subscription software at a point in time (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue recognized at a point in time	$37,502	$42,937	$121,597	$135,085
Revenue recognized over time	5,248	4,149	15,755	13,381
Total	$42,750	$47,086	$137,352	$148,466

The Company’s operations are principally in the United States. The locations of long-lived assets, including property, plant and equipment, net and operating lease right-of-use assets, are summarized as follows (in thousands):

	September 30,	December 31,
	2023	2022
Americas	$48,294	$56,145
EMEA	13,588	16,399
APAC	5,619	5,874
Total long-lived assets	$67,501	$78,418

23. NET LOSS PER SHARE

The Company computes basic loss per share using net loss attributable to Common Stockholders and the weighted-average number of Common Stock shares outstanding during each period. Diluted earnings per share include shares issuable upon exercise of outstanding stock options and stock-based awards where the conversion of such instruments would be dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Numerator for basic and diluted net loss per share:
Net loss	$(46,373)	$(60,774)	$(148,742)	$(427,990)
Denominator for basic and diluted net loss per share:
Weighted-average shares	323,188	316,008	321,328	313,902
Net loss per share—Basic and Diluted	$(0.14)	$(0.19)	$(0.46)	$(1.36)

The Company’s potential dilutive securities, which include outstanding Common Stock options, unvested restricted stock units, unvested restricted stock awards and outstanding Common Stock warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding as of September 30, 2023 and 2022, from the computation of diluted net loss per share attributable to common stockholders because including them would have an anti-dilutive effect (in thousands):

	Nine Months Ended September 30,
	2023	2022
Common Stock options outstanding	6,291	9,020
Unvested restricted stock units outstanding	25,482	19,032
Unvested restricted stock awards outstanding	17	123
6.0% Convertible Senior Notes due 2027	86,466	86,466
Total shares	118,256	114,641

The dilution table above excludes RSUs to be awarded under the Company's 2023 Bonus Program, which is expected to have an impact on its outstanding awards in the first quarter of 2024. Refer to Note 20. Stock-Based Compensation for further details on the Company's Bonus Program.

24. RESTRUCTURING CHARGES

In June 2022, the Board of Directors approved a strategic integration and cost optimization initiative that includes a global workforce reduction, facilities consolidation, and other operational savings measures. As part of the facilities consolidation, the Company approved plans to sell two facilities and relocate operations from those locations to existing facilities. The purpose of the Initiative is to streamline the Company’s operational structure, reducing its operating expenses and managing its cash flows.

In January 2023, the Company committed to additional actions to continue and expand the Initiative, resulting in an estimated $19.6 million to $26.0 million of total restructuring costs.

During the nine months ended September 30, 2023 and 2022, the Company recorded the following activity related to the Initiative in accrued expenses and other current liabilities on the balance sheet (in thousands):

	Nine Months Ended September 30,
	2023	2022
Accrued expenses, beginning of period	$1,095	$—
Restructuring charges	6,610	12,782
Cash payments	(2,317)	(1,478)
Stock-based compensation	—	(7,313)
Inventory write-off	(2,484)	(3,085)
Accrued expenses, end of period	$2,904	$906

During the three and nine months ended September 30, 2023, the Company recorded restructuring charges of $0.1 million and $6.6 million, respectively, related to employee severance, benefits and related costs, inventory write-offs, royalty expenses associated with discontinued product offerings, and facility consolidations which were expensed as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of sales	$16	$3,085	$3,221	$3,126
Research and development	187	—	3,085	8,117
Sales and marketing	(62)	—	68	667
General and administrative	1	—	236	489
Interest and other (expense) income, net	—	—	—	383
Total restructuring charges	$142	$3,085	$6,610	$12,782

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

Operating Results

During the three and nine months ended September 30, 2023, we recognized revenues of $42.8 million and $137.4 milion, respectively, and incurred net losses of $46.4 million and $148.7 million, respectively. During the nine months ended September 30, 2023, we used cash in operating activities of $91.9 million, and we ended the period with $108.2 million of cash, cash equivalents, and short-term investments. As of September 30, 2023, we had $107.4 million in cash and cash equivalents, $0.8 million in short-term liquid investments, and current liabilities of $91.0 million.

Recent Developments

Termination of Merger with Stratasys Ltd.

On May 25, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Stratasys Ltd. (“Stratasys”), Tetris Sub Inc., a Delaware corporation and a direct wholly owned subsidiary of Stratasys (“Merger Sub”) and the Company, pursuant to which Merger Sub was to merge with and into the Company, with the Company surviving the merger as a direct wholly owned subsidiary of Stratasys (the “Merger”).

The Merger was subject to approval by shareholders of Stratsys and Desktop Metal. At an extraordinary general meeting of shareholders of Stratasys held on September 28, 2023, Stratasys shareholders did not approve the proposal related to the Merger Agreement. Accordingly, on September 28, 2023, Stratasys sent Desktop Metal a notice of termination of the Merger Agreement. As a result, and under the terms of the Merger Agreement, Stratasys paid $10.0 million to Desktop Metal for reimbursement of expenses, which is included in general and administrative expenses in the condensed consolidated statements of operations. The termination fee was paid on October 6, 2023 and a receivable of $10.0 million was included in Prepaid expenses and other current assets in the condensed consolidated balance sheets as of September 30, 2023.

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

For all committed restructuring activities under the Initiative, we expect to incur total pre-tax restructuring charges of $19.6 million to $26.0 million related to one-time termination benefits and associated costs, inventory write-offs, lease termination and equipment exit costs, and contract termination costs. As a result of the Initiative, we realized $20.7 million in cost savings in the second half of 2022 and we have completed our stated goal of $100 million annualized cost savings in 2023.

In connection with the Initiative, during the nine months ended September 30, 2023, we completed the sales of the Troy, Michigan and the North Huntington, Pennsylvania facilities for a combined $6.9 million in proceeds, and recorded an immaterial loss on the sale of the facilities in the condensed consolidated statements of operations. During the nine months ended September 30, 2023, we closed four other facilities in connection with the Initiative. On September 29, 2023, in connection with the Initiative, we completed the sale of Aerosint. As a result of the sale, the Company recognized a goodwill impairment charge of $2.5 million and impairment charges of $6.1 million related to the asset group value, which includes $2.6 million of cumulative foreign currency translation adjustment expense, during the three and nine months ended September 30, 2023. We will continue to work with Schaeffler on developing the technology for binder jet 3D printing, where we retain an option for commercial use.

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

Macroeconomic Conditions

The current macroeconomic environment is impacting our customers financially and operationally. Customers and potential customers are facing significant financial pressure as supply chain constraints and inflation drive up operating costs and rising interest rates make access to credit more expensive. In recent months, the consumer price index has increased substantially. In addition, during inflationary periods, interest rates have historically increased. In March 2022, the Federal Reserve began to raise interest rates in an effort to curb inflation. As a consequence of these financial pressures, some customers may be lowering their capital investment plans and tightening their operational budgets, which may result in extended sales cycles, delayed purchasing decisions, and pricing pressure for our solutions. Higher interest rates may also impact our ability to obtain debt financing at attractive rates. We experienced less revenue growth than we expected in the first three quarters of 2023, due to the negative impact of customers delaying purchase decisions amidst an uncertain macroeconomic backdrop.

Results of Operations

Comparison of the three months ended September 30, 2023, and September 30, 2022

Revenue

The following table presents the revenue of each of our revenue streams, as well as the percentage of total revenue and change from the prior year.

	For the Three Months Ended September 30,
	2023		2022		Change in Revenues
(Dollars in thousands)	Revenue	% of Total	Revenue	% of Total	$	%
Products Revenue	$37,502	88%	$42,937	91%	$(5,435)	(13)%
Services Revenue	5,248	12%	4,149	9%	1,099	26%
Total Revenue	$42,750	100%	$47,086	100%	$(4,336)	(9)%

Total revenue for the three months ended September 30, 2023 and 2022 was $42.8 million and $47.1 million, respectively, a decrease of $4.3 million, or 9%. Products revenue decreased primarily due to a reduction in units shipped during the third quarter of 2023, driven by the macroeconomic conditions impacting the additive manufacturing industry described above. The decrease in products revenue was partially offset by an increase in services revenue. Services revenue increased approximately 26% during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, primarily due to an increase in support and installation revenue from a larger installed base of systems.

The following table presents revenue by geographic region, as well as the percentage of total revenue and change from the prior period.

	For the Three Months Ended September 30,
	2023		2022		Change in Revenues
(Dollars in thousands)	Revenue	% of Total	Revenue	% of Total	$	%
Americas	$28,456	66%	$32,072	68%	$(3,616)	(11)%
EMEA (Europe, the Middle East and Africa)	10,061	24%	10,384	22%	(323)	(3)%
APAC (Asia‑Pacific)	4,233	10%	4,630	10%	(397)	(9)%
Total Revenue	$42,750	100%	$47,086	100%	$(4,336)	(9)%

Total revenue decreased during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, due to a decreases in unit shipments across all regions.

Cost of Sales

Total cost of sales during the three months ended September 30, 2023 and 2022 was $40.8 million and $47.4 million, respectively, a decrease of $6.6 million or 14%. The decrease in cost of sales is partially driven by the decrease in units shipped during the third quarter of 2023. Additionally, we reduced payroll expense by $2.0 million with workforce reductions in connection with the Initiative described above.

Gross Profit and Gross Margin

The following table presents gross profit by revenue stream, as well as change in gross profit dollars from the prior period.

	For the Three Months Ended September 30,		Change in Gross
	2023	2022	Profit

(Dollars in thousands)	Gross Profit		$	%
Products	$327	$(702)	$1,029	147%
Services	1,597	393	1,204	306%
Total	$1,924	$(309)	$2,233	(723)%

Total gross profit during the three months ended September 30, 2023 and 2022 was $1.9 million and ($0.3) million, respectively. The increase in gross profit of $2.2 million was driven by reduced payroll expenses.

The following table presents gross margin by revenue stream, as well as the change in gross margin from the prior period.

	For the Three Months Ended September 30,		Change in Gross Margin
	2023	2022	Percentage

	Gross Margin		Points	%
Products	1%	(2)%	0.03	153%
Services	30%	9%	0.21	221%
Total	5%	(1)%	0.05	(786)%

Total gross margin for the three months ended September 30, 2023 and 2022 was 5% and (1)%, respectively. Gross margin increased period over period as revenue decreased in line with cost of sales along with savings from headcount reductions.

Research and Development

Research and development expenses during the three months ended September 30, 2023 and 2022 were $20.5 million and $22.4 million, respectively, a decrease of $1.9 million, or 8%. The decrease in research and development expenses was largely due to a decrease in stock compensation expense of $0.7 million compared to the same quarter in 2022. Additionally, we reduced consulting services expenses by $1.3 million, associated with the Initiative described above.

Sales and Marketing

Sales and marketing expenses during the three months ended September 30, 2023 and 2022 were $8.5 million and $16.2 million, respectively, a decrease of $7.7 million, or 48%. The decrease in sales and marketing expenses was primarily due to a reduction in payroll expense of $1.6 million and a reduction in stock compensation expense of $2.4 million, both associated with workforce reductions in connection with the Initiative described above. Additionally, as part of the Initiative, we reduced marketing spend by $3.0 million, primarily driven by reduced spend on trade shows, advertising, and professional services.

General and Administrative

General and administrative expenses during the three months ended September 30, 2023 and 2022 were $9.5 million and $18.9 million, respectively, a decrease of $9.4 million, or 50%. The decrease in general and administrative expenses was due to a decrease of $6.3 million in accounting, auditing, and legal fees primarily associated with the reimbursement of merger expenses described above. Additionally, this decrease is driven by a reduction in payroll expense of $1.0 million and a reduction in stock compensation expense of $1.1 million, both associated with workforce reductions in connection with the Initiative described above.

Goodwill Impairment

There was a goodwill impairment charge of $2.5 million recorded during the three months ended September 30, 2023 and no goodwill impairment charge recorded during the three months ended September 30, 2022.

Impairment Charges

There were impairment charges of $6.1 million recorded during the three months ended September 30, 2023 as a result of the sale of Aerosint, related to the asset group value, which includes $2.6 million of cumulative foreign currency translation adjustment expense. There were no impairment charges recorded during the three months ended September 30, 2022.

Interest Expense

Interest expense during the three months ended September 30, 2023 and 2022 was $1.0 million and $0.7 million, respectively. Interest expense increased due to the accrued interest on the 2027 Notes during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 where only a portion of quarterly interest expense was incurred from the issuance of the 2027 Notes in May 2022.

Interest and Other (Expense) Income, Net

Interest and other (expense) income, net during the three months ended September 30, 2023 and 2022 was ($0.3) million and ($1.7) million, respectively. The decrease in expense during the three months ended September 30, 2023 is attributable to a smaller loss on the investment in equity securities of a publicly-traded company.

Income Taxes

We recorded an income tax benefit of $0.1 million during the three months ended September 30, 2023, compared to an income tax expense of $0.6 million during the three months ended September 30, 2022. The decrease in expense was primarily due to the increased tax benefit of losses in non-U.S. jurisdictions during the three months ended September 30, 2023.

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

Comparison of the nine months ended September 30, 2023, and 2022

Revenue

The following table presents the revenue of each of our revenue streams, as well as the percentage of total revenue and change from the prior year.

	For the Nine Months Ended September 30,
	2023		2022		Change in Revenues
(Dollars in thousands)	Revenue	% of Total	Revenue	% of Total	$	%
Products Revenue	$121,597	89%	$135,085	91%	$(13,488)	(10)%
Services Revenue	15,755	11%	13,381	9%	2,374	18%
Total Revenue	$137,352	100%	$148,466	100%	$(11,114)	(7)%

Total revenue for the nine months ended September 30, 2023 and 2022 was $137.4 million and $148.5 million, respectively, a decrease of $11.1 million, or 7%. Products revenue decreased primarily due to a reduction in units shipped during the first three quarters of 2023, driven by the macroeconomic conditions impacting the additive manufacturing industry described above. The decrease in revenue was partially offset by an increase in Services revenue. Services revenue increased approximately 18% during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily due to an increase in support and installation revenue from a larger installed base of systems.

The following table presents revenue by geographic region, as well as the percentage of total revenue and change from the prior period.

	For the Nine Months Ended September 30,
	2023		2022		Change in Revenues
(Dollars in thousands)	Revenue	% of Total	Revenue	% of Total	$	%
Americas	$87,952	64%	$102,959	69%	$(15,007)	(15)%
EMEA	36,509	27%	33,444	23%	3,065	9%
APAC	12,891	9%	12,063	8%	828	7%
Total Revenue	$137,352	100%	$148,466	100%	$(11,114)	(7)%

Total revenue decreased during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, due to a decrease in unit shipments in the Americas region, partially offset by an increase in units shipped in the EMEA and APAC regions.

Cost of Sales

Total cost of sales during the nine months ended September 30, 2023 and 2022 was $130.7 million and $141.7 million, respectively, a decrease of $11.0 million or 8%. The decrease in cost of sales is partially driven by the decrease in units shipped during the first half of 2023. Additionally, we reduced payroll expense by $4.3 million associated with workforce reductions in connection with the Initiative described above.

Gross Profit and Gross Margin

The following table presents gross profit by revenue stream, as well as change in gross profit dollars from the prior period.

	For the Nine Months Ended September 30,		Change in Gross
	2023	2022	Profit

(Dollars in thousands)	Gross Profit (Loss)		$	%
Products	$2,307	$4,631	$(2,324)	(50)%
Services	4,342	2,129	2,213	104%
Total	$6,649	$6,760	$(111)	(2)%

Total gross profit during the nine months ended September 30, 2023 and 2022 was $6.6 million and $6.8 million, respectively. The decrease in gross profit of $0.2 million was driven by more favorable product mix sold and decrease in payroll expense.

The following table presents gross margin by revenue stream, as well as the change in gross margin from the prior period.

	For the Nine Months Ended September 30,		Change in Gross Margin
	2023	2022	Percentage

	Gross Margin		Points	%
Products	2%	3%	(0.01)	(33)%
Services	28%	16%	0.12	75%
Total	5%	5%	—	—%

Total gross margin for the nine months ended September 30, 2023 and 2022 was 5% and 5%, respectively. Gross margin remained flat period over period as revenue decreased in line with cost of sales. Savings from headcount reductions were offset by an increase in inventory write-offs related to the Initiative.

Research and Development

Research and development expenses during the nine months ended September 30, 2023 and 2022 were $64.8 million and $78.4 million, respectively, a decrease of $13.6 million, or 17%. The decrease in research and development expenses was due primarily to a reduction in stock compensation expense of $9.3 million, of which $7.3 million is attributable to a one-time charge during 2022 associated with the acceleration of RSUs for certain key employees in connection with the Initiative described above. Additionally, we reduced payroll expense by $1.5 million and consulting services expenses by $4.1 million, both associated with the Initiative described above.

Sales and Marketing

Sales and marketing expenses during the nine months ended September 30, 2023 and 2022 were $28.6 million and $56.3 million, respectively, a decrease of $27.7 million, or 49%. The decrease in sales and marketing expenses was primarily due to a reduction in payroll expense of $7.9 million and a reduction in stock compensation expense of $3.8 million, both associated with workforce reductions in connection with the Initiative described above. Additionally, as part of the Initiative, we reduced marketing spend by $10.7 million, primarily driven by reduced spend on trade shows, advertising, and professional services. Further, there was a reduction in partner commission expenses of $2.7 million.

General and Administrative

General and administrative expenses during the nine months ended September 30, 2023 and 2022 were $50.7 million and $62.5 million, respectively, a decrease of $11.8 million or 19%. The decrease in general and administrative expenses was primarily due to a reduction in payroll expense of $4.2 million and a reduction in stock compensation expense of $1.3 million, both associated with workforce reductions in connection with the Initiative described above. The decrease in general and administrative expenses was due to an decrease of $4.3 million in accounting, auditing, and legal fees primarily associated with the reimbursement of merger expenses described above.

Goodwill Impairment

There was a goodwill impairment charge of $2.5 million recorded during the nine months ended September 30, 2023. During the nine months ended September 30, 2022, we recognized an impairment charge of $229.5 million to write down the carrying amount of goodwill.

Impairment Charges

There were impairment charges of $6.1 million recorded during the nine months ended September 30, 2023 as a result of the sale of Aerosint, related to the asset group value, which includes $2.6 million of cumulative foreign currency translation adjustment expense. There were no impairment charges recorded during the nine months ended September 30, 2022.

Interest Expense

Interest expense during the nine months ended September 30, 2023 and 2022 was $3.0 million and $1.3 million, respectively, an increase of $1.7 million. Interest expense increased due to the accrued interest on the 2027 Notes during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022 where only a portion of quarterly interest expense was incurred from the issuance of the 2027 Notes in May 2022.

Interest and Other Income, Net

Interest and other (expense) income, net during the nine months ended September 30, 2023 and 2022 and was ($0.5) million and ($8.4) million, respectively, a decrease of $7.9 million. The decrease is primarily due to a smaller loss on the investment in equity securities of a publicly-traded company.

Income Taxes

We recorded an income tax benefit of $0.7 million during the nine months ended September 30, 2023, compared to an income tax benefit of $1.6 million during the nine months ended September 30, 2022. The decrease in benefit was primarily due to the reduced tax benefit of losses in non-U.S. jurisdictions during the nine months ended September 30, 2023.

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

Impairment charges is a non-cash charge related to certain held for sale assets during the period that were tested for recoverability and determined to be impaired. We believe the assessment of our operations excluding this charge is relevant to an understanding of internal operations and to comparisons with the performance of other companies in our industry.

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

The items excluded from the non-GAAP financial measures often have a material impact on our financial results and such items often recur. Accordingly, the non-GAAP financial measures included in this Quarterly Report on Form 10-Q should be considered in addition to, and not as a substitute for, the comparable measures prepared in accordance with GAAP. The following tables reconcile each of these non-GAAP financial measures to its most closely comparable GAAP measure in our financial statements for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2023	2022	2023	2022
GAAP gross margin	$1,924	$(309)	$6,649	$6,760
Stock-based compensation included in cost of sales(1)	517	734	1,787	1,892
Amortization of acquired intangible assets included in cost of sales	6,889	5,877	20,744	17,817
Restructuring expense in cost of sales	16	3,085	3,221	3,126
Acquisition-related and integration costs included in cost of sales	—	—	913	1,148
Inventory step-up adjustment in cost of sales	—	—	—	1,496
Non-GAAP gross margin	$9,346	$9,387	$33,314	$32,239

GAAP operating loss	$(45,120)	$(57,819)	$(145,954)	$(419,868)
Stock-based compensation(2),(3)	7,683	12,040	26,699	41,170
Amortization of acquired intangible assets	10,398	9,069	31,297	28,522
Restructuring expense	142	3,085	6,610	5,086
Inventory step-up adjustment in cost of sales	—	—	—	1,496
Acquisition-related and integration costs(4)	(5,452)	1,476	3,313	6,633
Goodwill impairment	2,450	—	2,450	229,500
Impairment charges	6,062	—	6,062	—
Non-GAAP operating loss	$(23,837)	$(32,149)	$(69,523)	$(107,461)

GAAP net loss	$(46,373)	$(60,774)	$(148,742)	$(427,990)
Stock-based compensation(2),(3)	7,683	12,040	26,699	41,170
Amortization of acquired intangible assets	10,398	9,069	31,297	28,522
Restructuring expense	142	3,085	6,610	5,469
Inventory step-up adjustment in cost of sales	—	—	—	1,496
Acquisition-related and integration costs(4)	(5,452)	1,476	3,313	6,633
Goodwill impairment	2,450	—	2,450	229,500
Impairment charges	6,062	—	6,062	—
Change in fair value of investments	775	2,052	1,061	8,493
Non-GAAP net loss	$(24,315)	$(33,052)	$(71,250)	$(106,707)

(1) Includes $(0.1) million and $0.3 million of liability-award stock-based compensation expense for the three and nine months ended September 30, 2023, respectively. Includes $0.1 million and $0.2 million of liability-award stock-based compensation expense for the three and nine months ended September 30, 2022, respectively.

(2) Includes $(0.7) million and $2.2 million of liability-award stock-based compensation expense for the three and nine months ended September 30, 2023, respectively. Includes $1.2 million and $3.4 million of liability-award stock-based compensation expense for the three and nine months ended September 30, 2022, respectively.

(3) Includes $7.3 million of stock-based compensation expense associated with the restructuring initiative for the nine months ended September 30, 2022.

(4) For the three months ended September 30, 2023, the Company incurred an additional $4.3 million in merger expenses related to the Stratasys transaction and recognized a $10.0 million reduction in expenses as a result of the reimbursement from Stratasys. The net gain of $5.6 million is included in the adjustment for Acquisition-related and integration costs for the three months ended September 30, 2023. For the nine months ended September 30, 2023, we incurred $10.0 million in merger expenses related to the Stratasys transaction and recognized a $10.0 million reduction in expenses as a result of the reimbursement from Stratasys, with no net impact to the adjustment for Acquisition-related and integration costs for the nine months ended September 30, 2023.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2023	2022	2023	2022
GAAP operating expenses	$47,044	$57,510	$152,603	$426,628
Stock-based compensation included in operating expenses(1),(2)	(7,166)	(11,306)	(24,912)	(39,278)
Amortization of acquired intangible assets included in operating expenses	(3,509)	(3,192)	(10,553)	(10,705)
Restructuring expense included in operating expenses	(126)	—	(3,389)	(1,960)
Acquisition-related and integration costs included in operating expenses(3)	5,452	(1,476)	(2,400)	(5,485)
Goodwill impairment	(2,450)	—	(2,450)	(229,500)
Impairment charges	(6,062)	—	(6,062)	—
Non-GAAP operating expenses	$33,183	$41,536	$102,837	$139,700

(1) Includes $(0.6) million and $1.9 million of liability-award stock-based compensation expense for the three and nine months ended September 30, 2023, respectively. Includes $1.1 million and $3.2 million of liability-award stock-based compensation expense for the three and nine months ended September 30, 2022, respectively.

(2) Includes $7.3 million of stock-based compensation expense associated with the Initiative for the nine months ended September 30, 2022.

(3) For the three months ended September 30, 2023, the Company incurred an additional $4.3 million in merger expenses related to the Stratasys transaction and recognized a $10.0 million reduction in expenses as a result of the reimbursement from Stratasys. The net gain of $5.6 million is included in the adjustment for Acquisition-related and integration costs for the three months ended September 30, 2023. For the nine months ended September 30, 2023, we incurred $10.0 million in merger expenses related to the Stratasys transaction and recognized a $10.0 million reduction in expenses as a result of the reimbursement from Stratasys, with no net impact to the adjustment for Acquisition-related and integration costs for the nine months ended September 30, 2023.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA during the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2023	2022	2023	2022
Net loss attributable to common stockholders	$(46,373)	$(60,774)	$(148,742)	$(427,990)
Interest (income) expense, net	1,045	680	2,965	1,281
Income tax expense (benefit)	(141)	598	(675)	(1,602)
Depreciation and amortization	13,357	12,692	40,322	38,294
EBITDA	(32,112)	(46,804)	(106,130)	(390,017)
Change in fair value of investments	775	2,052	1,061	8,493
Inventory step-up adjustment	—	—	—	1,496
Stock-based compensation expense(1),(2)	7,683	12,040	26,699	41,170
Restructuring expense	142	3,085	6,610	5,469
Goodwill impairment	2,450	—	2,450	229,500
Impairment charges	6,062	—	6,062	—
Acquisition-related and integration costs(3)	(5,452)	1,476	3,313	6,633
Adjusted EBITDA	$(20,452)	$(28,151)	$(59,935)	$(97,256)

(1) Includes $7.3 million of stock-based compensation expense associated with the Initiative for the nine months ended September 30, 2022.

(2) Includes $(0.7) million and $2.2 million of liability-award stock-based compensation expense for the three and nine months ended September 30, 2023, respectively. Includes $1.2 million and $3.4 million of liability-award stock-based compensation expense for the three and nine months ended September 30, 2022, respectively.

(3) For the three months ended September 30, 2023, the Company incurred an additional $4.3 million in merger expenses related to the Stratasys transaction and recognized a $10.0 million reduction in expenses as a result of the reimbursement from Stratasys. The net gain of $5.6 million is included in the adjustment for Acquisition-related and integration costs for the three months ended September 30, 2023. For the nine months ended September 30, 2023, we incurred $10.0 million in merger expenses related to the Stratasys transaction and recognized a $10.0 million reduction in expenses as a result of the reimbursement from Stratasys, with no net impact to the adjustment for Acquisition-related and integration costs for the nine months ended September 30, 2023.

Liquidity and Capital Resources

We have incurred a net loss in each of our annual periods since our inception, and we have an accumulated deficit of $1,457.7 million as of September 30, 2023. We incurred net losses of $148.7 million and $428.0 million during the nine months ended September 30, 2023 and 2022, respectively. We expect to continue to incur additional losses and negative cash flows from operations in the near term. As of September 30, 2023, we had $108.2 million in cash, cash equivalents, and short-term investments.

Since inception, we have received cumulative net proceeds from the Business Combination, the exercise of warrants, and the sale of our preferred and common stock of $973.4 million to fund our operations, and in May 2022 we received aggregate net proceeds of $111.4 million from the sale of 6.0% Convertible Senior Notes due 2027 as described below. As of September 30, 2023, our principal sources of liquidity were our cash, cash equivalents, and short-term investments of $108.2 million which are principally invested in money market funds and fixed income instruments.

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

As of September 30, 2023, we had inventory purchase commitments of $24.3 million, with the majority payable within 12 months. In addition, as of September 30, 2023, we had lease payment obligations of $30.3 million, with $6.6 million payable within 12 months.

Capital expenditures for the nine months ended September 30, 2023, totaled $2.7 million and consisted primarily of lab equipment and leasehold improvements. As of September 30, 2023, we had no capital expenditure commitments payable within 12 months. As of September, 2023, we had $107.4 million in cash and cash equivalents, and $0.8 million in short-term liquid investments. This liquid asset balance exceeds our current liabilities of $91.0 million as of the same date. Our future cash requirements will depend on many factors including our revenue, research and development efforts, investments in, or acquisitions of, complementary or enhancing technologies or businesses, the timing and extent of additional capital expenditures to invest in existing and new facilities, the expansion of sales and marketing, the introduction of new products and the success of the Initiative and any other cost savings measures we may undertake in the future.

We expect to continue to incur net losses and negative cash flows from operations, particularly as we continue to invest in commercialization of our product lines. Based on current assumptions, we believe that our existing capital resources will be sufficient to support our operating plan and cash commitments for at least the next 12 months. This belief is based on assumptions that may change as a result of many factors currently unknown to us; however, we expect that we may need to further increase our capital resources by issuing additional shares of our capital stock or offering debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity, or shares of preferred stock. There is no assurance that sources of financing will be available on a timely basis, or on satisfactory terms, or at all. If we are unable to raise additional funds or reduce costs when needed, we may be required to delay, reduce, or terminate our product development and commercialization efforts, or forego attractive acquisition opportunities.

We have, and intend to continue to, enact cost savings measures to preserve capital. In June 2022, we announced the Initiative and commenced workforce reductions in the United States and other countries, and on January 31, 2023, we committed to additional actions to continue and expand the Initiative. The Initiative includes closing and consolidating select locations in the United States and Canada and reducing our workforce by an additional 15% and prioritizing investments and operations in line with near-term revenue generation, positioning us to achieve our long-term financial goals. We are currently evaluating other potential specific initiatives we may undertake to reduce our operating expenses and manage our cash flows. These initiatives could include disposing of certain of our assets, rationalizing our product portfolio, workforce adjustments based on changes to the business, manufacturing consolidation, improving our supply chain and logistics, improving our inventory management, and consolidating certain of our facilities.

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

Cash Flows

Since inception, we have primarily used proceeds from the Business Combination, issuances of preferred stock and debt instruments to fund our operations and complete acquisitions. The following table sets forth a summary of cash flows for the nine months ended September 30, 2023, and 2022:

	For the Nine Months Ended
	September 30,
(Dollars in thousands)	2023	2022
Net cash used in operating activities	$(91,854)	$(150,789)
Net cash provided by investing activities	118,568	42,427
Net cash provided by financing activities	719	113,766
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(461)	(1,491)
Net change in cash, cash equivalents, and restricted cash	$26,972	$3,913

Operating Activities

Net cash used in operating activities was $91.9 million for the nine months ended September 30, 2023, primarily consisting of $148.7 million of net losses, adjusted for non-cash items, which primarily included depreciation and amortization expense of $40.3 million and stock-based compensation expense of $26.7 million, as well as $20.1 million in cash consumed by working capital. This increase in cash consumed by working capital was primarily driven by an increase in inventory to support new product launches and commercialization of existing products.

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

Investing Activities

Net cash provided by investing activities was $118.6 million for the nine months ended September 30, 2023, primarily consisting of proceeds from sales and maturities of marketable securities of $112.7 million, partially offset by purchases of marketable securities of $5.0 million. We also purchased $2.7 million of property and equipment and received $10.0 million in proceeds from the sale of property and equipment.

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

Financing Activities

Net cash provided by financing activities was $0.7 million for the nine months ended September 30, 2023, consisting primarily of $1.2 million in proceeds from the exercise of stock options, partially offset by and $0.3 million in repayment of loans.

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

Critical Accounting Policies and Significant Estimates

There were no material changes in the first nine months of 2023 to the information provided under the heading “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Off-Balance Sheet Arrangements

In the normal course of operations, ExOne’s German subsidiary, ExOne GmbH, issues short-term financial guarantees and letters of credit to third parties in connection with certain commercial transactions requiring security through a credit facility with a German bank. At September 30, 2023, total outstanding financial guarantees and letters of credit issued were $0.8 million. For further discussion related to financial guarantees and letters of credit, refer to Note 17 in our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and short-term investment portfolio. Our investment strategy is focused on preserving capital and supporting our liquidity requirements, while earning a reasonable market return. We invest in a variety of U.S. government securities, corporate debt securities, asset-backed securities, and commercial paper. The market value of our marketable securities may decline if current market interest rates rise. As of September 30, 2023, the fair value of our cash, cash equivalents, and short-term investments was $108.2 million. A 10% change in interest rates would have an immaterial impact on the fair value of our investment portfolio. Our marketable securities are recorded at fair value, and gains and losses from these securities are recognized within other comprehensive income as they occur.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. As described in our Annual Report on Form 10-K for the year ended December 31, 2022, we identified material weaknesses in our internal control over financial reporting. As a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act is recorded, processed, summarized, and reported as and when required.

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

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2023, we continued to implement certain internal controls in connection with remediation efforts related to the material weaknesses identified in our Annual Report on Form 10-K for the year ended December 31, 2022. There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 20, 2023, purported stockholder Pietro Campanella filed an amendment to the November 21, 2021 class action complaint in Delaware Court of Chancery against Desktop Metal, Inc., and former directors and officers of The ExOne Company, alleging breach of fiduciary duty and aiding and abetting breach of fiduciary duty claims in connection with the ExOne Merger (Campanella v. Rockwell, et al., Case No. 2021-1013-LWW). In particular, Mr. Campanella alleges that ExOne’s proxy statement and supplemental disclosures did not adequately disclose information related to a whistleblower investigation at one of Desktop Metal’s subsidiaries, EnvisionTEC, and the resignation of EnvisionTEC’s CEO, prior to the ExOne stockholder vote.

As previously disclosed, four alleged shareholders of Desktop Metal stock filed purported securities class action complaints in the United States District Court for the District of Massachusetts, alleging that Desktop Metal and certain of its officers and directors violated Sections 10(b) and 20(a) of the Securities and Exchange Act by making false or misleading statements regarding EnvisionTEC’s manufacturing and product compliance practices and procedures. Plaintiffs filed a Consolidated Complaint on December 19, 2022. The parties completed briefing on the motion to dismiss in May 2023, and Judge Indira Talwani held oral argument on September 13, 2023. The Court issued a decision dismissing the Consolidated Complaint with prejudice and entered Judgment for defendants on September 21, 2023. On October 13, 2023, Lead Plaintiff Sophia Zhou filed a Notice of Appeal.

On June 6, 2023, alleged stockholder Building Trades Pension Fund of Western Pennsylvania filed a purported securities class action complaint and motion for expedited proceedings in Delaware Chancery Court (Building Trades Pension Fund of Western Pennsylvania v. Desktop Metal, et al., Case No. 2023-0597). The complaint generally alleged breach of fiduciary duties and aiding and abetting breach of fiduciary duties against certain of officers and directors of Desktop Metal in connection with Desktop Metal’s proposed merger with Stratasys Ltd. (“Stratasys”). The parties completed briefing on the motion to expedite in June 2023. Vice Chancellor J. Travis Laster held oral argument on July 5, 2023, and issued a decision denying the motion to expedite. Plaintiff voluntarily dismissed the complaint on July 14, 2023.

On September 6, 2023, and September 11, 2023, purported stockholders Catherine Coffman, Ryan O’Dell, and Elaine Wang filed actions in the United States District Court for the Southern District of New York (Coffman v. Desktop Metal, et al., Case No. 1:23-cv-07900; O’Dell v. Desktop Metal, et al., Case No. 1:23-cv-07992; Wang v. Desktop Metal, et al., Case No. 1:23-cv-08041). On September 7, 2023, purported stockholder Michael Kent filed an action in the United States District Court for the District of Delaware (Kent v. Desktop Metal, et al., Case No. 1:23-cv-00991). The complaints generally allege that certain officers and directors of Desktop Metal violated Sections 14(a) and 20(a) of the Exchange Act by causing a materially incomplete and misleading registration statement to be filed with the SEC on June 20, 2023 in connection with Desktop Metal’s proposed merger with Stratasys. Ms. Coffman dismissed her complaint on October 2, 2023. Mr. Kent dismissed his complaint on October 5, 2023. Mr. O’Dell dismissed his complaint on October 18, 2023. Ms. Wang dismissed her complaint on October 19, 2023.

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

• rapid changes in government, economic and political policies and conditions; and

• political or civil unrest or instability, war, international hostilities, terrorism or epidemics and other similar outbreaks or events.

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

Macroeconomic conditions could have a materially adverse impact on our business, financial condition, or results of operations.

Macroeconomic conditions, such as high inflation, changes to monetary policy, high interest rates, volatile currency exchange rates, credit and sovereign debt concerns in certain European countries, concerns about slowed growth in China and other OUS markets, decreasing consumer confidence and spending, including capital spending, concerns about the stability and liquidity of certain financial institutions, and global or local recessions can adversely impact demand for our products, which could negatively impact our business, financial condition, or results of operations. Recent macroeconomic conditions have been adversely impacted by political instability and military hostilities in multiple geographies (including the conflict between Ukraine and Russia and the conflict in Israel and surrounding areas) and monetary and financial uncertainties.

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

We experienced net losses in each year from our inception, including net losses of $740.3 million and $240.3 million for the years ended December 31, 2022, and 2021, respectively, and $148.7 million for the nine months ended September 30, 2023. We believe we will continue to incur operating losses and negative cash flow in the near-term as we continue to invest significantly in our business, in particular across our research and development efforts and sales and marketing programs. These investments may not result in increased revenue or growth in our business or enable us to achieve profitability.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

All issuances of unregistered securities by us during the three months ended September 30, 2023, have been included previously in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

The following table sets forth purchases of our common stock for the three months ended September 30, 2023:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
July 1, 2023 through July 31, 2023	17,306	$1.75	—	—
August 1, 2023 through August 31, 2023	4,507	$1.62	—	—
September 1, 2023 through September 30, 2023	547	$1.78	—	—
Total	22,360		—

(1) All of the shares were withheld from employees in satisfaction of minimum tax withholding obligations associated with the issuance of shares of Class A common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	None.
(b)	None.
(c)	The following table sets forth the adoption, modification or termination of Rule 10b5-1 plans and certain other trading arrangements by directors and officers during the nine months ended September 30, 2023:

			Trading Arrangement
Name and Principal Position	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares to be Sold	Expiration Date
Thomas Nogueira	Modify	8/18/2023	X		278,752	12/31/2024
Chief Operating Officer
Jonah Myerberg	Adopt	6/15/2023	X		400,000	6/15/2024
Chief Technology Officer

* Intended to satisfy the affirmative defense of Rule 10b5-1(c).

** Not intended to satisfy the affirmative defense of Rule 10b5-1(c).

Item 6. Exhibits

(a)	Exhibits

The exhibits listed in the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q and are incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Exhibit		Form	Exhibit	Filing Date
4.1	Amendment to Rights Agreement, dated as of October 9, 2023, between Desktop Metal, Inc. and Continental Stock Transfer & Trust Company.	8-K	4.1	10/10/2023
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)			*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)			*
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350			*
101.INS	Inline XBRL Instance Document			*
101.SCH	Inline XBRL Taxonomy Extension Schema Document			*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document			*
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document			*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document			*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)			*
*	Filed with this Quarterly Report on Form 10-Q.
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

DESKTOP METAL, INC.

Date: November 9, 2023	By:	/s/ Ric Fulop
Ric Fulop
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Jason Cole
Jason Cole
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)