Form 10-K
period 2023-12-31
Desktop Metal, Inc.
filed 2024-03-15
CIK 1754820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
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

Based on the closing price as reported on the New York Stock Exchange, the aggregate market value of the Registrant’s Class A Common Stock held by non-affiliates on June 30, 2023 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $461.0 million. Shares of Class A Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s Class A Common Stock as of March 12, 2024 was 329,636,513.

Documents Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A with the Securities Exchange Commission are incorporated by reference into Part III of this report. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2023.

BASIS OF PRESENTATION

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

PART I

Item 1. Business

Business Overview

Desktop Metal is pioneering a new generation of additive manufacturing technologies focused on Additive Manufacturing 2.0, the volume production of end use parts. We offer a comprehensive portfolio of integrated additive manufacturing solutions comprised of hardware, software, materials, and services with support for metals, polymers, elastomers, ceramics, sands, composites, and biocompatible materials. Our solutions span use cases across the product life cycle, from product development to mass production and aftermarket operations, and they address an array of industries, including automotive, healthcare and dental, consumer products, heavy industry, aerospace, machine design and research and development.

At Desktop Metal, we believe additive manufacturing, commonly referred to as 3D printing, is one of the most exciting and transformational technology innovations of our time. According to market research and management estimates, the global additive manufacturing market, which includes spending on systems, materials, parts and other 3D printing software and services, is expected to grow from $18 billion in 2022 to approximately $100.0 billion by 2032 at a compound annual growth rate of approximately 20%. Additive manufacturing has the capacity to change the way parts of nearly all materials are designed, manufactured and sold around the world, and it provides businesses of all sizes the means to make high performance products faster, more sustainably, and at costs and volumes competitive with conventional manufacturing processes. Our mission is to enable high volume production, while making additive manufacturing accessible to all engineers, designers and manufacturers. In doing so, we believe we will empower businesses to adopt radical, new approaches to design and production and enable the success of many of the high growth industries that will drive global economic growth in the years to come.

Our growth strategy begins with a commitment to research and development. Since our founding in 2015, we have invested significant resources in research and development towards building an extensive portfolio of proprietary and differentiated technologies with a focus on making additive manufacturing an easy-to-use, economic, and scalable solution. These technologies represent the cornerstones of our future product introductions, are critical to enhancing our existing offerings, and are supported by over 1,000 patents or pending patent applications. Our additive manufacturing platforms, which leverage these technologies for the production of tools and end-use parts, enable businesses to address their specific goals through a range of solutions that span price points, throughput levels and operating environments.

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

Our proprietary technology solutions also serve as the foundation for product parts offerings in which we directly manufacture parts for sale to our customers with a focus on key applications and verticals in which additive manufacturing can provide significant design, performance, cost, and supply chain advantages relative to conventional manufacturing. These offerings will enable us to provide a more holistic suite of solutions for our customers and enable the accelerated adoption of our Additive Manufacturing 2.0 solutions across select high-value production applications, which we refer to as “killer apps,” including, but not limited to, medical and dental devices, and fluid power systems. We believe such offerings will not only create a high-margin revenue stream but will also facilitate lead generation for our additive manufacturing systems at scale and enable high-performance and specialized applications using new materials ahead of broader market introduction.

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

Historically, processes such as casting, stamping, molding and machining have dominated global manufacturing. These conventional and subtractive manufacturing techniques have numerous limitations. Most require high upfront expenses in the form of tools, such as molds, dies, jigs or fixtures. Designing and manufacturing these tools can result in long lead times for parts as well as minimum volume requirements in order to achieve cost efficiencies.

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

Many businesses are motivated to deploy additive manufacturing to improve production processes at scale.

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

Our Market Opportunity

In part as a result of the drawbacks of these legacy additive manufacturing technologies, businesses of all sizes are engaging Desktop Metal to begin their deployment of additive manufacturing for scalable, end-use parts production. We believe our product portfolio enables customers to capture value at every stage in the product lifecycle, from research and development to the mass production of tools and end-use parts. We provide easy-to-use, high-throughput, and integrated additive manufacturing solutions comprised of hardware, software, materials, and services. Our solutions expand the addressable market for additive manufacturing by facilitating applications in vertical markets that have been restricted from adopting additive manufacturing due to cost and productivity hurdles, such as automotive, consumer products, heavy industry and machine design. As a result, we believe we are at the forefront of the next generation of companies that will drive the accelerated adoption of Additive Manufacturing 2.0, whereas legacy additive manufacturing technologies are primarily focused on enabling rapid prototyping and tooling applications. According to market research and management estimates, the global additive manufacturing market, which includes spending on systems, materials, parts and other 3D printing software and services, is expected to grow from $18 billion in 2022 to approximately $100.0 billion by 2032 at a compound annual growth rate of approximately 20%, as additive manufacturing displaces conventional manufacturing across a growing range of applications.

Our Growth Strategy

After a period of integration, Desktop Metal and its brands are shifting from a focus on delivering accessible Additive Manufacturing 2.0 technology solutions that meet the speed, cost, and quality requirements for volume production to strengthening the successful use of these systems to enable even broader adoption for higher throughput production.

To this end, the key elements of our growth strategy include the following:

Partnering with existing and prospective customers across all of our diverse brands and verticals to use our cutting-edge Additive Manufacturing 2.0 solutions for specific production applications and goals.

We are focused on partnering with existing and prospective customers across all of our diverse brands and verticals to use our cutting-edge Additive Manufacturing 2.0 solutions for specific production applications and goals. This includes working with customers longterm to ensure they have continued success with our technologies as the manufacturing industry begins transitioning to our AM 2.0 systems, which offer a substantially different use case than prior AM adoption for prototyping and lower-volume production.

Currently, we have a sizable and diverse global customer base across industries and applications. We believe our growth will be supported by ensuring that these businesses, which range in size from small and medium enterprises to Fortune 500 organizations, show continued success and adopt more and different machines over time. This approach is supported by our hundreds of Super Fleet customers, which are customers with three or more systems worldwide. By serving these customers, we grow our fleets within these existing companies and gain valuable insights into how to support our customer’s success with our technology through an expanding number of applications.

Developing our existing AM2.Production and ScanUp programs that help our industrial and dental customers bridge the journey from traditional to additive manufacturing technologies.

We are focused on supporting our customers in their journeys to adopting our Additive Manufacturing 2.0 solutions. We have crafted programs that will assist mainstream manufacturers in both the industrial and dental profession to confidently transition to AM 2.0 systems that deliver new benefits.

We believe these differentiated revenue-generating programs will be essential as the Additive Manufacturing sector continues moving from the prototyping category, which is heavily saturated, to volume tooling and end-use part applications.

Our industrial program, called AM2.Production, has demonstrated success with major manufacturers transitioning to our large production systems in our metal, ceramic, sand, and polymer product lines. Customers who progress through this program are also our most successful customers in using the technology because this pathway supports the customer in ways that go beyond a simple plug-and-play transaction.

The AM2.Production program, which is a fee-based engagement, includes several important elements that aid in a successful customer implementation, such as co-location. For example, in engagements that include co-location, we will run a purchased machine at our location for a period of about 3-6 months, during which time the manufacturer can work with our expert team members to optimize the production application and ensure that there is complete transfer of knowledge to manufacturing teams. Unlike traditional 3D printing equipment that may go to a single user or a small team, manufacturers often have large and transitory teams of individuals that require complete training and knowledge transfer. During these engagements, we also work to streamline post-processing steps to integrate with a manufacturer’s existing operations.

Customers that have successfully completed the AM2.Production journey with us include a global automaker, a global automotive supplier, a global aerospace company, a US-based health system and a footwear manufacturer.

Similarly, our ScanUp digital dentistry subscription program from our Desktop Health brand, in partnership with Align Technology, helps dentists get started with digital dentistry through adoption of an intraoral scanner backed by a comprehensive digital dentistry ecosystem, which includes education and training. This program, aimed directly at general practitioners who make up the bulk of the dental market, helps the more than 50% of dentists who have not begun their digital dentistry journey get started with a partner who can support a complete digital journey in dentistry. Today, in addition to dental laboratories, we have early adopter general practitioners and many categories of dental specialists, such as orthodontists, who use our 3D printers directly in their facilities. To reach the total market opportunity, we have crafted a step-by-step journey for clinicians that allows them to transition at their own pace.

Leveraging our focused, branded product lines, which are led by trusted leaders with deep industry knowledge, to intensify relationships with customers and prospective customers in those markets.

The Desktop Metal brand serves broad metal and ceramic researchers and manufacturers with several technologies:

●	Our highly accessible Studio System uses Bound Metal Deposition (BMD) technology, which is used successfully worldwide for both prototyping and serial production.
●	Our fine-powder binder jet systems for high-speed processing of more than 20 standard metals, including aluminum, titanium, stainless steels, tool steels and more, to ceramics such as silicon Carbide. Our Shop System, X-Series and P-Series platforms are offered in a variety of build areas and throughput approaches required by specific customers, including Triple Advanced Compaction Technology (ACT) on the X-Series and Single Pass Jetting (SPJ) for the highest speeds offered on the P-Series.
●	Our new Digital Sheet Forming (DSF) technology, now offered through our Figur G15 system, enables new approaches to shaping sheet metal quickly, and the first system installations have been completed.

●	ExOne is a well-known industry leader in the foundry marketplace, with large fleets of digital casting installations worldwide that support high-volume production of sand molds and cores using binder jetting technology offered on the S-Max family of printers. These systems are delivering unique benefits that are essential for supporting a broad lightweighting effort in transportation that is powered by traditional and electric powertrains.

●	Desktop Health is a dental and medical brand that delivers 3D printing technology trusted for 20+ years to improve patient lives. Our high-accuracy 3D printers, such as the Einstein and 3D-Bioplotter printers, are paired with premium biocompatible materials, that have been proven to deliver reliable, regulatory-approved results, such as Flexcera™ family resins. These profitable materials have seen rapid growth in the dental segment due to their breakthrough chemistry that delivers both functional performance and lifelike aesthetics, and based on high demand, we have begun to distribute these materials to other dental 3D hardware providers, such as Carbon 3D.

●	ETEC is a brand focused on high-throughput polymer printing solutions using DLP technology to process a carefully curated portfolio of the world’s leading AM materials, including our exclusive DuraChain™ category of tough and resilient materials, including FreeFoam™, for cushioning, footwear, and sealing, among other applications.

Refining our sales network to a smart blend of direct and channel partners, by region and by brand, who are capable of supporting the highest requirements of production-oriented buyers.

In the past year, our distribution network has undergone a strategic audit to better align our go-to-market strategy with the capabilities of our global partners. While we have a blended model overall, we have retained go-to-market partners where they have the most capabilities to support serial production customers and opportunities, and where we need market coverage. The number of countries where we have representation remains unchanged, at about 40 countries. Additionally, we have added direct sales resources where we believe a stronger, more direct connection to the highest value customers is needed. Our direct sales force focuses primarily on selling our higher priced solutions, cross-selling our solutions across materials, serving major accounts and expanding our footprint within multinational and Fortune 500 organizations. We will continue evaluating and refining this hybrid approach, with an eye on maximizing customer success, revenue, and industry-specific expertise to drive penetration in vertical markets such as automotive, aerospace, foundries, medical, dental, and consumer products.

Focusing our go-to-market attention in each of our respective product lines on the highest and nearest term revenue recognition opportunities.

While our potential for revenue growth remains high long-term, the opportunity for each of our products varies in terms of near-term potential growth. Our teams are focused on the highest and nearest term potential to deliver this growth.

Promote awareness through focused marketing, training and education campaigns and programs

As businesses increasingly embrace additive manufacturing over the next decade, we intend to educate the market on best practices for adoption of the technology across the entire product life cycle. Our leadership position provides a platform to deliver this education both for our existing customers and the market as a whole, generating organic interest in our solutions and facilitating our business expansion. Such education is a critical component of our sales and marketing efforts. We believe businesses that are well-informed or that have firsthand experience of the benefits of our additive manufacturing solutions relative to conventional manufacturing are more likely to purchase and expand their use of our products and services over time. To drive such awareness, we continue to develop rich additive manufacturing content and curricula for delivery through both online and in-person media, including classes, programs, certifications, and professional services. We are developing global centers of excellence, leveraging our own headquarters in conjunction with our distribution network’s presences, to serve as showrooms for our solutions, learning facilities and focal points for additive manufacturing-focused professional services.

Our Additive Manufacturing Solutions

We offer a comprehensive portfolio of integrated additive manufacturing solutions comprised of hardware, software, materials and services with support for metals, polymers, elastomers, ceramics, sands, composites, and biocompatible materials. Our additive manufacturing solutions, which are based on our proprietary technologies, are described below.

Metal Additive Manufacturing Systems

Our metal additive manufacturing systems are designed using sintering-based, powder metallurgy processes, in which metal powder is bound together in a printer and sintered in a furnace to form a dense metal part. Hundreds of metal alloys are available to such powder metallurgy processes, many with well-characterized and high-quality material properties.

Our binder jet metal additive manufacturing platforms are differentiated in their ability to deliver high-performance printed metal parts at production-scale volumes and part costs competitive with conventional manufacturing processes. These platforms, including the P-Series, the Shop System, and the X-Series, offer a range of price points, throughput levels, and build sizes, ensuring our customers can find a solution that fits their specific application needs and enabling them to scale their manufacturing operations within the Desktop Metal solutions ecosystem.

The Shop System is an entry-level metal 3D printing using binder jetting. We’ve taken the most promising 3D printing technology for speed and mass production and packaged it in an easy-to-use package. The Shop System is an ideal solution for anybody who wants to produce metal products quickly with an outstanding surface finish and resolution at scale, such as MIM houses and service bureaus.

The X-Series System includes the InnoventX, X25Pro, and X160Pro, and offers scalable binder jet 3D printing of specialty materials, including metals and ceramics, with high density and repeatability for precision end-use parts, and tooling in a range of build areas. These open material systems feature industrial printheads and patented Triple ACT advanced compaction technology, which dispenses, spreads, and compacts ultra-fine powders independently with tight control.

The P-Series offers high-speed metal 3D printing for highly qualified customers. This platform includes two printers, the P-1 and P-50, that use Single Pass Jetting™ (SPJ) high-speed binder jet 3D printing technology in an inert processing environment. Designed to bridge the gap between bench-top development and mass production, the Production System P-1 is an open platform binder jetting solution for process and materials development as well as serial production of small, complex parts. Designed to be the fastest way to 3D print metal parts at scale, the Production System P-50 uses SPJ and bi-directional printing to achieve speeds up to 100 times those of laser powder bed fusion technologies. The P-1 and P-50 are open material systems that leverage low-cost MIM powders and produce parts in volumes and at costs competitive with conventional mass production techniques.

Photopolymer Additive Manufacturing Systems

Our photopolymer additive manufacturing systems are designed using advanced, area-wide DLP photopolymer print processes in which liquid photopolymer resin is cured using light from a high-resolution projector system to produce precision polymer parts with smooth surface finish and properties in line with or exceeding conventionally manufactured thermoplastics.

The Einstein Series, designed for dental professionals, offers key features essential to superior 3D printing in the dental market, including accuracy, speed and versatility. The Einstein series consists of the Einstein, a solution ideal for fast, and easy, chairside dental printing, and the Einstein Pro XL, a solution with a larger 5.7 liter build volume and faster build speeds designed for high-production dental and orthodontic labs. Both Einstein printer models are equipped with a combination of Hyperprint technology and proprietary NanoFit 385 technology built on industrial 385 nanometer projectors to enable dental applications with rapid turnaround times, stunning clarity, exceptional accuracy, and natural looking finishes. Desktop Health also offers Flexcera materials for 3D printing dental prosthetics on the Einstein as well as third-party hardware from Carbon 3D. Flexcera Smile Ultra+ and Flexcera Base Ultra+ are FDA 510(k) Class II cleared and MDR certified.

The ETEC Xtreme 8K platform is a DLP printer with two 385 nm overhead projectors for high-volume production of large end-use parts or high throughput of smaller parts in a variety of materials, including an all-new category of proprietary DuraChain™ materials enabled by this new technology. DuraChain photopolymers deliver breakthrough elastic and tough material properties for DLP through a Photo Polymerization-Induced Phase Separation (PIPS) process enabled by the high energy. When illuminated with 8 mW/cm2, DuraChain 2-in-1 photopolymers, such as FreeFoam™ phase separate at the nano level into a material that cures into a resilient, high-performance network DuraChain photopolymers are expected to enable a new wave of innovations in 3D printing.

The ETEC Pro XL delivers high accuracy, throughput and affordability in an industrial polymer 3D printer. This system easily print parts at volume with the quality, surface finish and tolerances needed for end-use applications and can be used with a variety of popular third-party resins such as those from Henkel Loctite®, Evonik, and BASF.

On March 14, 2024, we committed to a plan that includes a review of strategic alternatives for our industrial photopolymer business. We are exploring alternatives for the industrial photopolymer business, which may include divestitures, curtailment of investment or winding down of the business.

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

The S-Max and S-Max Pro are high-performance digital casting solutions designed for fast, precise and reliable production of sand molds and cores for metal casting applications, making it an ideal choice for industrial production of high-complexity castings that range in size for automotive, aerospace, energy, and other heavy industries. Both models offer two large job boxes of 1,260 liters each and support a range of binder systems, providing the versatility to print cores and molds compatible with ferrous and nonferrous metals. The S-Max printer, which can achieve build speeds up to 100 liters per hour, offers a robust solution for the majority of our available sand printing binders, including all cold hardening binder systems, making it suitable for common casting materials. The S-Max Pro printer, which can achieve build speeds up to 125 liters per hour, offers an additional inorganic binder option, which can deliver high-quality aluminum castings popular among automotive foundries. The S-Max Flex is a flexible, affordable robotic 3D printing solution for digital casting applications. This robotic additive manufacturing system features an industrial third-party, multi-axis robot with a print carriage end effector leveraging patented SPJ binder jetting technology to deposit, spread, and compact powder and deposit binder in a single pass over the build box to produce high quality components for foundry applications at scale.

Biofabrication Additive Manufacturing Systems

The 3D-Bioplotter platform is a versatile and user-friendly biofabrication solution that processes biocompatible and photopolymer materials for potential computer-aided tissue engineering applications such as bone regeneration, cartilage regeneration, soft tissue fabrication, drug release and organ printing. It is one of the most widely referenced biofabrication platforms in the industry today and is being used for groundbreaking medical research and development. Designed to enable flexibility and combinations of different materials and temperatures, the platform leverages a modular architecture, including sterilized heating and cooling cartridges and a robotic tool changer to switch between one of up to five syringes, each of which has individual temperature control, and which use air or mechanical pressure to dispense liquid, melt, paste or gels from a cartridge. The 3D-Bioplotter can fabricate parts using a wide range of open-source and standard materials, from soft hydrogels to polymer melts or hard ceramics and even metals. Software-designed complex inner partners enable researchers and manufacturers to precisely control mechanical properties.

Consumable materials

We sell an array of consumable materials, or consumables, for use with several of our additive manufacturing systems. The sales of these materials provide us with a recurring revenue stream from customers of our additive manufacturing solutions. These materials consist of:

•

Binder jetting materials. For use with our binder jetting platforms, we sell a combination of proprietary binders engineered in-house by our materials team and third-party binders to support a broad array of MIM alloys, sands and ceramics. In particular, our proprietary binders have been developed to maximize success and yield through each stage of the binder jetting process, resulting in high-resolution parts with exceptional surface finish and strong material properties. In addition, while many of our binder jetting solutions support an open platform through which customers can purchase third-party powders, we also sell a range of powders qualified and optimized for use with several of our platforms, including Shop System, with numerous additional materials in various stages of qualification.

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

Software

Our unified Live Suite software is a key component of our additive manufacturing solutions and is at the core of their accessibility and ease-of-use. Live Suite software is built on cloud, desktop, and mobile technologies and seamlessly integrates and coordinates 3D printers, accessories, and processes. Live Platform is the cloud-based centralized administration hub for Live Suite build preparation applications including Live Studio, Live Build MFG, EnvisionOne RP, and XPrep. These applications streamline the process of setting up prints and provide a cohesive, modern user interface and experience across our product portfolio. In addition to basic features such as automatic and custom support generation, part scaling and positioning, our software also enables the unique features of each of our additive manufacturing systems, such as the ability to adjust closed-cell infill for the Studio System, to leverage automated dental model preparation for Einstein printers and to densely nest multiple parts into a build across all our binder jetting and photopolymer platforms. These software applications natively read commonly used 3D CAD file formats as well as traditional 3D printing file formats, such as STLs.

Our systems also feature onboard, color touchscreen controls and a user-friendly experience consistent with our Live Suite software applications. For our cloud-connected systems, these onboard controls facilitate remote over-the-air updates delivered directly to the equipment, allowing for continuous improvement via new features and enhancements. Live Monitor, part of Live Suite, is a cloud-based real-time platform providing Industry 4.0 compliance for select Desktop Metal printers and enables monitoring of print status, key system metrics, and alerts for out-of-range issues.

In addition, we offer Live Sinter, a proprietary sintering process simulation and compensation software application designed to improve part accuracy, reduce sintering support structures and associated costs and minimize printing trial and error for binder jet additive manufacturing processes. This software dynamically simulates the results of the sintering process by leveraging a GPU-accelerated, multi-physics engine in combination with finite element analysis, or FEA, and artificial intelligence. It also automates the compensation of geometries for the distortion and shrinkage that typically occurs during sintering, further optimizing the printing process to create high-accuracy parts and make binder jetting more accessible and easier to adopt in production for customers with limited additive manufacturing experience.

Desktop Labs: Our Dental and Biofabrication Platform

Dental and biofabrication represent important emerging killer apps for additive manufacturing because they are patient-specific medical devices. Traditional production methods in these industries include labor- and resource-intensive conventional manufacturing processes, such as milling. As a result, we believe this market is poised to rapidly adopt additive manufacturing. To accelerate the adoption of additive manufacturing in these applications, we have launched Desktop Labs, an end-to-end platform focused on the vertical integration of digital solutions, design services and parts production capabilities for dentists through a trusted community of premium, full-service dental laboratories.

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

Customers

Our customers range from small and medium sized enterprises to Fortune 500 companies and represent a broad array of industries, including automotive, aerospace, healthcare, consumer products, heavy industry, machine design, research and development, and others. No single customer has accounted for more than 10% of our total revenue in 2023.

Research and Development

The additive manufacturing market is undergoing rapid technological advancements across hardware, software, and materials. We invest significant resources into ongoing research and development programs because we believe our ability to maintain and extend our market position depends, in part, on breakthrough technologies that offer a unique value proposition for our customers and differentiation versus our competitors. Our research and development team, which is responsible for both the development of new products and improvements to our existing product portfolio, consists of talented and dedicated engineers, technicians, scientists, and professionals with experience from a wide variety of the world’s leading additive manufacturing, robotics, materials, and technology organizations. Our primary areas of focus in research and development include, but are not limited to:

•	Printing technologies for metals, polymers, elastomers, ceramics, sands, and composites, focused on driving improvements to speed, ease of use, and part size;
•	Binder and resin formulation to enhance the support for additional materials and new applications;
•	Sintering technology and powder metallurgy techniques to increase materials compatibility and part quality;
•	Powder and post-processing technology to ensure reliable and repeatable production at scale; and
•	Simulation and artificial intelligence-based software tools to maximize part quality and accuracy.

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

As of December 31, 2023, we own or co-own over 1,000 patents and pending patent applications in the United States and in various foreign countries. Desktop Metal’s patents and patent applications are directed to, among other things, additive manufacturing and related technologies.

Human Capital

Our employees are critical to our success. As of December 31, 2023, we had over 950 employees. We also engage numerous consultants and contractors to supplement our permanent workforce. A majority of our employees are engaged in research and development and related functions. To date, we have not experienced any work stoppages and consider our relationship with our employees to be in good standing. None of our U.S. employees are subject to a collective bargaining agreement or represented by a labor union.

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

Our principles of accountability, honesty, integrity and customer-focus, serve as our cultural pillars. We focus our efforts on creating a collaborative environment where our colleagues feel respected and valued. We provide our employees with competitive compensation, opportunities for equity ownership and a robust employment package, including health care, disability and life insurance, retirement planning and paid time off. In addition, we regularly interact with our employees to gauge employee satisfaction and identify areas of focus.

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

Medical and Dental Devices

Our Desktop Health and Desktop Labs products and services, and its healthcare provider customers and distributors, are and will be subject to extensive federal, state, local and foreign regulations (including those of the U.S. Food and Drug Administration and its foreign equivalents), including, without limitation, regulations with respect to approvals and clearances for products, design, manufacturing and testing, labeling, marketing, sales, quality control, and data privacy and security.

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

•

Extensive library of supported materials, including metals, polymers, elastomers, ceramics, sands, and composites, with additional materials in the process of qualification for use with our additive manufacturing systems;

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
•

Difficulties or delays in integrating the businesses and operations of acquired companies into Desktop Metal, or realizing the expected benefits of these acquisitions, may adversely affect the company’s future’s results.

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

Several of our announced additive manufacturing solutions are yet to be commercially released. There are often delays in the design, testing, manufacture and commercial release of new products, and any delay in the launch of our products could materially damage our brand, business, growth prospects, financial condition and operating results. Even if we successfully complete the design, testing and manufacture for one or all of our products under development, we may fail to develop a commercially successful product on the timeline we expect for a number of reasons, including:

•	misalignment between the products and customer needs;
•	lack of innovation of the product;
•	failure of the product to perform in accordance with customer expectations or industry standards;
•	ineffective distribution and marketing;
•	delay in obtaining any required regulatory approvals;
•	unexpected production costs; or
•	release of competitive products.

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

If future variants of COVID-19 cause any of these events to recur, we or our customers may be unable to perform fully on our contracts, which will likely result in increases in costs and reduction in revenue. These cost increases and revenue reductions may not be fully recoverable or adequately covered by insurance. The long-term effects of COVID-19 to the global economy and to us are difficult to assess or predict and may include a further decline in the market prices of our products, risks to employee health and safety, risks for the deployment of our products and services and reduced sales in geographic locations impacted. Any prolonged restrictive measures put in place in order to control COVID-19 or other adverse public health developments in any of our targeted markets may have a material and adverse effect on our business operations and results of operations.

We cannot guarantee that our restructuring activities and other cost savings measures will achieve their intended results.

In June 2022, we implemented a strategic integration and cost savings initiative (the “2022 Initiative”) to match strategic and financial objectives and optimize resources for long term growth. In January 2023, we expanded the 2022 Initiative. We intend to implement additional cost savings measures in the future. On January 22, 2024, the Company committed to a strategic integration and cost optimization initiative (the “2024 Initiative”) that includes a global workforce reduction of approximately 20%, facilities consolidation, product rationalization and other operational savings measures. We have incurred, and expect to continue to incur, substantial costs in connection with these initiatives. Our ability to achieve the anticipated cost savings and other benefits from these initiatives within the expected time frame is subject to many estimates and assumptions. There can be no assurance that the anticipated cost savings will be achieved, or that they will not be significantly and materially less than anticipated, or that the completion of such cost savings initiatives will be effectively accomplished. In addition, our ability to realize the anticipated cost savings are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, such as operating difficulties, supply chain disruptions, local regulations, employment laws or general economic or industry conditions. Failure to realize the anticipated cost savings could have a material negative impact on our results of operations and financial position.

In addition, our restructuring activities and cost savings initiatives may subject us to litigation risks and expenses and may have other consequences, such as attrition beyond our planned reduction in workforce, a negative effect on employee morale and productivity or a negative effect on our ability to attract highly skilled employees. Our competitors may use our restructuring plans to seek to gain a competitive advantage over us. As a result, our restructuring plans and cost savings initiatives may negatively affect our revenue and operating results in the future

Changes in our product mix may impact our gross margins and financial performance.

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

To support the continued growth of our business, we may need to effectively recruit and hire new employees, and we need to effectively integrate, develop, motivate and retain new and existing employees. High demand exists for senior management and other key personnel (including scientific, technical, engineering, financial and sales personnel) in the additive manufacturing industry, and there can be no assurance that we will be able to retain our current key personnel. We experience intense competition for qualified personnel. While we intend to continue to provide competitive compensation packages to attract and retain key personnel, some of our competitors for these employees have greater resources, making it difficult for us to compete successfully for key personnel. Moreover, new employees may not become as productive as we expect since we may face challenges in adequately integrating them into our workforce and culture. If we cannot attract and retain sufficiently qualified technical employees for our research and product development activities, as well as experienced sales and marketing personnel, we may be unable to develop and commercialize new products or new applications for existing products. Furthermore, possible shortages of key personnel, including engineers, in the regions surrounding our Boston facility could require us to pay more to hire and retain key personnel, thereby increasing our costs.

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

Our products and services are distributed in more than 40 countries around the world, and we derive a substantial percentage of our sales from these international markets. In 2023, we derived approximately 37% of our revenues from countries outside the United States. Accordingly, we face significant operational risks from doing business internationally.

Our operating results may be affected by volatility in currency exchange rates and our ability to effectively manage our currency transaction risks. Transactions in which we participate that are denominated in other than US Dollars may subject the company to currency exchange losses because we do not currently engage in currency swaps or other currency hedging strategies to address this risk. As we realize our strategy to expand internationally, our exposure to currency risks may increase. Given the volatility of exchange rates, we can give no assurance that we will be able to effectively manage our currency transaction risks or that any volatility in currency exchange rates will not have an adverse effect on our results of operations.

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
•

specific and significant regulations, including the European Union’s General Data Protection Regulation, or GDPR, which imposes compliance obligations on companies who possess the personal data of EU residents;

•	uncertainty and resultant political, financial and market instability arising from the United Kingdom’s exit from the European Union;
•	compliance with U.S. laws affecting activities of U.S. companies abroad, including the U.S. Foreign Corrupt Practices Act;
•	tariffs, trade barriers and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets;
•	operating in countries with a higher incidence of corruption and fraudulent business practices;
•	changes in regulatory requirements, including export controls, tariffs and embargoes, other trade restrictions, competition, corporate practices and data privacy and security concerns;
•	potential adverse tax consequences arising from global operations;
•	seasonal reductions in business activity in certain parts of the world, particularly during the summer months in Europe and at year end globally;
•	rapid changes in government, economic and political policies and conditions; and
•	political or civil unrest or instability, war, international hostilities, terrorism or epidemics and other similar outbreaks or events.

In addition, additive manufacturing has been identified by the U.S. government as an emerging technology and is currently being further evaluated for national security impacts. We expect additional regulatory changes to be implemented that will result in increased and/or new export controls related to additive manufacturing, components and related materials and software. These changes, if implemented, may result in our being required to obtain additional approvals and/or licenses to sell additive manufacturing products and services in the global market.

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

Some customers that purchase additive manufacturing solutions from us may require specific, customized factors relating to their intended use of the solution or the installation of the product in the customers’ facilities. These specific, customized factors are occasionally required by customers to be included in our commercial agreements governing these sales. As a result, our responsiveness to our customers’ specific requirements has the potential to impact the period in which we recognize the revenue relating to that additive manufacturing system sale.

Similarly, some of our customers must build or prepare facilities to install a subset of our additive manufacturing solutions, and the completion of such projects can be unpredictable, which can impact the period in which we recognize the revenue relating to that additive manufacturing solution sale.

We rely on our information technology systems to manage numerous aspects of our business and a failure, disruption, or breach of these systems could adversely affect our business.

We rely on our information technology systems to manage numerous aspects of our business, including to efficiently purchase products from our suppliers, provide procurement and logistic services, ship products to our customers, manage our accounting and financial functions, including our internal controls, and maintain our research and development data. Our information technology systems are an essential component of our business and any failure, disruption, or breach of such systems could significantly limit our ability to manage and operate our business efficiently. Any actual or perceived failure of our information technology systems to perform properly could disrupt our supply chain, product development and customer experience, which may lead to increased overhead costs and decreased sales and have an adverse effect on our reputation and our financial condition. In addition, following the COVID-19 pandemic, a substantial portion of our employees have continued to work remotely, making us more dependent on potentially vulnerable communications systems and making us more vulnerable to cyberattacks.

Although we take steps and incur significant costs to secure our information technology systems, including our computer systems, intranet and internet sites, email and other telecommunications and data networks, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with, or effective, and our systems may be vulnerable to attack, damage or interruption. Disruption to our information technology systems could result from power outages, computer and telecommunications and electrical failures, computer viruses and malware, malicious code, hacking, cyberattacks (including ransomware attack), phishing attacks and other social engineering schemes, human error, fraud, denial or degradation of service attacks and sophisticated nation-state and nation-state supported actors or other security breaches, catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, acts of war, terrorism and theft or usage errors by our employees.

Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, our reputation, results of operations, business and financial condition could be adversely affected if, as a result of a significant cyber-event or otherwise:

•	our operations are disrupted or shut down;
•	our confidential, proprietary information is stolen, lost or disclosed;
•

we are subject to regulatory investigation, we incur costs with respect to the investigation, remediation and potential notification to counterparties or data subjects, or we are required to pay penalties or fines in connection with stolen customer, employee or other personal information;

•	we must dedicate significant resources to system repairs or increase cyber security protection; or
•	we otherwise incur significant litigation or other costs.

Further, if our information technology systems are damaged or cease to function properly, or, if we do not replace or upgrade certain systems, we may incur substantial costs to repair or replace them and may experience an interruption of our normal business activities or loss of critical data. Any such disruption could adversely affect our reputation, results of operations, business and financial condition. Additionally, some of the companies we acquire may not have made the same level of investment in security measures for their information technology systems which may require that we invest significant resources to get those systems to the level of security we require. Additionally, some of the companies we acquire may not have the same level of information technology systems which may require that we invest significant resources to get those systems to the level of security we require.

We also rely on information technology systems maintained by third parties, including third-party cloud computing services and the information technology systems of our suppliers for both our internal operations and our customer-facing infrastructure related to our additive manufacturing solutions. These systems are also vulnerable to the types of interruption and damage described above, but we have less ability to take measures to protect against such disruptions or to resolve them if they were to occur. Information technology problems faced by third parties on which we rely could adversely impact our results of operations, business and financial condition as well as negatively impact our brand reputation.

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

In addition, we may not be able to continue to obtain insurance coverage on commercially reasonable terms, or at all. Our existing policies may be cancelled or otherwise terminated by the insurer, and/or the companies that we acquire may not be eligible for certain types or limits of insurance. Maintaining adequate insurance and successfully accessing insurance coverage for a claim can require a significant amount of our management’s time, and we may be forced to spend a substantial amount of money in that process.

Due to our acquisition activity, the existing information technology systems and cyber controls of the acquired entities and integration efforts with respect thereto, as well as the state of the cyber insurance market generally, the costs for our cyber insurance increased in 2023, and the cost of such insurance could continue to increase for future policy periods. Our cyber insurance coverage does not extend to all of our group companies. Although we are working to implement more rebust cybersecurity controls and infrastructure for these entities, we may continue to be unable to secure cyber risk coverage for them for future periods. Moreover, the scope and limits of our cyber insurance coverage may not be sufficient or available to cover all expenses or other losses, including fines, or all types of claims that may arise in connection with cyberattacks, security compromises, and other related incidents.

Uncertainty and instability resulting from the conflict between Russia and Ukraine could negatively impact our business, financial condition and operations.

The ongoing war in Ukraine could negatively impact global and regional financial markets which could result in businesses postponing spending in response to tighter credit, higher unemployment, financial market volatility, negative financial news, and other factors. In addition, our suppliers and contractors may have staff, operations, materials, or equipment located in Ukraine or Russia which could impact our supply chain. Moreover, we outsource some of our software development and design to third-party contractors that have employees and consultants located in Ukraine, Russia and/or Belarus. Poor relations between the United States and Russia, sanctions by the United States and the European Union against Russia, and any escalation of political tensions or economic instability in the area could have an adverse impact on our third-party contractors. In particular, Russia’s invasion of Ukraine and the increased tensions among the United States, the North Atlantic Treaty Organization and Russia could increase the scope of armed conflict, cyberwarfare and economic instability that could disrupt or delay the operations of these resources in Russia, Belarus and/or Ukraine, disrupt or delay communication with such resources or the flow of funds to support their operations, or otherwise render our resources unavailable.

Macroeconomic conditions could have a materially adverse impact on our business, financial condition, or results of operations.

Macroeconomic conditions, such as high inflation, changes to monetary policy, high interest rates, volatile currency exchange rates, as well as credit and sovereign debt concerns in certain European countries, concerns about slowed growth in China and other markets outside of the U.S., decreasing consumer confidence and spending, including capital spending, concerns about the stability and liquidity of certain financial institutions, and global or local recessions can adversely impact demand for our products, which could negatively impact our business, financial condition, or results of operations. Recent macroeconomic conditions have been adversely impacted by political instability and military hostilities in multiple geographies (including the conflict between Ukraine and Russia and the conflict in Israel and surrounding areas) and monetary and financial uncertainties.

The additive manufacturing industry in which we operate is characterized by rapid technological change, which requires us to continue to develop new products and innovations to meet constantly evolving customer demands and which could adversely affect market adoption of our products.

Our revenues are derived from the sale of additive manufacturing systems, produced parts, and related consumables and services. We have encountered and will continue to encounter challenges experienced by growing companies in a market subject to rapid innovation and technological change. While we intend to invest substantial resources to remain on the forefront of technological development, continuing advances in additive manufacturing technology, changes in customer requirements and preferences and the emergence of new standards, regulations and certifications could adversely affect adoption of our products either generally or for particular applications. Our ability to compete in the additive manufacturing market depends, in large part, on our success in developing and introducing new additive manufacturing systems and technology, in improving our existing products and technology and qualifying new materials which our systems can support. We believe that we must continuously enhance and expand the functionality and features of our products and technologies in order to remain competitive. However, we may not be able to:

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

Even if we successfully introduce new additive manufacturing products and technologies and enhance our existing products and technologies, it is possible that these will eventually supplant our existing products or that our competitors will develop new products and technologies that will replace our own. As a result, any of our products may be rendered obsolete or uneconomical by our or our competitors’ technological advances, leading to a loss in market share, decline in revenue and adverse effects on our business and prospects.

The additive manufacturing industry is competitive. We expect to face increasing competition in many aspects of our business, which could cause our operating results to suffer.

The additive manufacturing industry in which we operate is fragmented and competitive. We compete for customers with a wide variety of producers of additive manufacturing and/or 3D printing equipment that creates 3D objects and end-use parts, as well as with providers of materials and services for this equipment. Some of our existing and potential competitors are researching, designing, developing, and marketing other types of products and services that may render our existing or future products obsolete, uneconomical or less competitive. Existing and potential competitors may also have substantially greater financial, technical, marketing and sales, manufacturing, distribution, and other resources than we do, including name recognition, as well as experience and expertise in developing and protecting intellectual property rights and operating within certain international markets, any of which may enable them to compete effectively against us. For example, a number of companies that have substantial resources have announced that they are beginning production of 3D printing systems, which will further enhance the competition we face.

Future competition may arise from the development of allied or related techniques for equipment, materials and services that are not encompassed by our patents, from the issuance of patents to other companies that may inhibit our ability to develop certain products and from improvements to existing technologies.

We intend to continue to follow a strategy of continuing product development and distribution network expansion to enhance our competitive position to the extent practicable. But we cannot provide assurance that we will be able to maintain our current position or continue to compete successfully against current and future sources of competition. If we do not keep pace with technological change and introduce competitive new products and technologies, demand for our products may decline, and our operating results may suffer.

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

We experienced net losses in each year from our inception, including net losses of $323.3 million, $740.3 million, and $240.3 million for the years ended December 31, 2023, 2022, and 2021 respectively. We believe we will continue to incur operating losses and negative cash flow in the near-term as we continue to invest in our business, in particular across our research and development efforts and sales and marketing programs. These investments may not result in increased revenue or growth in our business or enable us to achieve profitability.

In addition, as a public company, we incur significant additional legal, accounting and other expenses in order to comply with public company reporting, and disclosure requirements. We will also incur additional legal, accounting and other expenses in connection with acquisitions and integration activities associated therewith. These increased expenditures may make it harder for us to achieve and maintain future profitability. Revenue growth and growth in our customer base may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Annual Report on Form 10-K, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. As a result, our losses may be larger than anticipated, we may incur significant losses for the foreseeable future, and we may not achieve profitability, and even if we do, we may not be able to maintain or increase profitability. Furthermore, if our future growth and operating performance fail to meet investor or securities analyst expectations, or if we have future negative cash flow or losses resulting from our investment in acquiring customers or expanding our operations, this could have a material adverse effect on our business, financial condition, and results of operations.

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

It is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. Correctly predicting future events is inherently an uncertain process, and our guidance may not ultimately be accurate. Our guidance is based on certain assumptions such as anticipated production and sales volumes, material costs and planned cost reductions. In addition, we have implemented, and in the foreseeable future expect to continue to implement, a number of cost saving measures. Those measures may not have their intended effect, and we may not adequately be able to implement them. Even if the measures we implement lead to cost savings, those cost savings may not be sufficient or we may be unable to sustain the cost savings that we achieve. Our ability to achieve the anticipated cost savings and other benefits from these measures within the expected time frames is subject to many estimates and assumptions, and depends on many factors, some of which are beyond our control. If actual results differ from our guidance or from the expectations of securities analysts or investors, or we adjust our guidance in future periods, whether as a result of our inability to successfully implement our cost saving measures or because of other factors, the market value of our common stock could decline significantly.

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

In addition, our revenues and operating results may fluctuate from quarter-to-quarter and year-to-year due to our sales cycle and seasonality among our customers. Generally, our additive manufacturing solutions are subject to the adoption and capital expenditure cycles of our customers. As a result, we typically conduct a larger portion of our business during the fourth quarter of our fiscal year relative to the other quarters. Our quarterly sales also have often reflected a pattern in which a disproportionate percentage of each quarter’s total sales occurs towards the end of the quarter. This uneven sales pattern makes predicting revenue, earnings, cash flow from operations, adjusted EBITDA and working capital for each period difficult, increases the risk of unanticipated variations in our quarterly results and financial condition, and places pressure on our inventory management and logistics systems. We face a number of uncertainties related to our ability to achieve our targets in a given quarter, including our inability to obtain materials as a result of global supply chain issues, our customers may decline or be unable to take delivery of products during holidays, and we may not receive our expected level of purchase orders or payments. If these or other events were to occur, our results for a given quarter could be negatively impacted, and may vary materially and adversely from our stated expectations and the estimates or expectations of securities research analysts, investors, and other market participants.

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

Due to the foregoing factors, and the other risks discussed in this Annual Report on Form 10-K, investors should not rely on quarter-over-quarter and year-over-year comparisons of our operating results as an indicator of our future performance.

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

Additionally, a default by one or more resellers that have a significant receivables balance could have an adverse impact on our financial results. We have reviewed our policies that govern credit and collections and will continue to monitor them in light of current payment status and economic conditions. In addition, we try to reduce the credit exposures of our accounts receivable by instituting credit limits. However, there can be no assurance that our efforts to identify potential credit risks will be successful. Our inability to timely identify resellers that are credit risks could result in defaults at a time when such resellers have high accounts receivable balances with us. Any such default would result in a significant charge against our earnings and adversely affect our results of operations and financial condition.

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

We depend on a limited number of third-party contract manufacturers for a significant portion of our manufacturing needs. If these third-party manufacturers experience any delay, disruption or quality control problems in their operations, we could lose market share and our brand may suffer.

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

If any of our third-party contract manufacturers experience a delay, disruption, or quality control problems in their operations, or if a primary third-party contract manufacturer does not renew its agreement with us, our operations could be significantly disrupted, and our product shipments could be delayed. Ensuring that a contract manufacturer is qualified to manufacture our products to our standards is time consuming. In addition, there is no assurance that a contract manufacturer can scale its production of our products at the volumes and in the quality that we require. If a contract manufacturer is unable to do these things, we may have to move production for the products to a new or existing third-party manufacturer, which would take significant effort and our business, results of operations and financial condition could be materially adversely affected.

As we contemplate moving manufacturing into different jurisdictions, we may be subject to additional significant challenges in ensuring that quality, processes, and costs, among other issues, are consistent with our expectations. For example, while we expect our third-party contract manufacturers to be responsible for cost resulting from manufacturing defects, there is no assurance that we will be able to collect such reimbursements from these manufacturers, which exposes us to take on additional risk for potential failures of our products.

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

A major earthquake, fire, tsunami, hurricane, cyclone or other disaster, such as a pandemic, major flood, seasonal storms, droughts, extreme temperatures, nuclear event or terrorist attack affecting our facilities or the areas in which they are located, or affecting those of our customers or third-party manufacturers or suppliers, could significantly disrupt our or their operations and delay or prevent product shipment or installation during the time required to repair, reinforce, rebuild or replace our or their damaged manufacturing facilities. These delays could be lengthy and costly. Climate change may contribute to increased frequency or intensity of certain of these events, as well as contribute to chronic changes in the physical environment (such as changes to ambient temperature and precipitation patterns or sea-level rise) any of which may impair the operating conditions of our facilities or the facilities of our customers or third-party manufacturers or suppliers, or otherwise adversely impact our operations and value chain (including the delivery of our services and products), access to capital, access to insurance or access to talent. If any of our facilities or those of our third-party contract manufacturers, suppliers or customers are negatively impacted by such a disaster, production, shipment, and installation of our products could be delayed, which can impact the period in which we recognize the revenue related to that product sale. Additionally, customers may delay purchases of our products until operations return to normal. Even if we are able to respond quickly to a disaster, the continued effects of the disaster could create uncertainty in our business operations. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil, labor strikes, war or the outbreak of epidemic diseases (including the outbreak of COVID-19) could have a negative effect on our operations and sales.

Risks Related to Our Class A Common Stock

Our issuance of additional shares of Class A common stock or convertible securities may dilute investors’ equity interest in the Company and could adversely affect our stock price.

From time to time, we have issued, and we expect in the future to issue, additional shares of our Class A common stock or securities convertible into our Class A common stock pursuant to a variety of transactions, including acquisitions. Additional shares of our Class A common stock may also be issued upon exercise of outstanding stock options and warrants to purchase our Class A common stock. The issuance by us of additional shares of our Class A common stock or securities convertible into our Class A common stock would dilute investors’ equity interest in the Company and the sale of a significant amount of such shares in the public market could adversely affect prevailing market prices of our Class A common stock. Subject to the satisfaction of vesting conditions and the expiration of lockup agreements, shares issuable upon exercise of options will be available for resale immediately in the public market without restriction.

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

The sale of substantial amounts of shares of our Class A common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Certain shares of our common stock are freely tradable without restriction under the Securities Act, except for any shares of our Class A common stock that may be held or acquired by our directors, executive officers, and other affiliates, as that term is defined in the Securities Act, which are restricted securities under the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available. Any such sales, including sales of a substantial number of shares or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We may also issue shares of our common stock or securities convertible into our common stock from time to time in connection with financings, acquisitions, investments, or otherwise. Any such issuance could result in ownership dilution to you as a stockholder and cause the trading price of our common stock to decline.

Our directors, executive officers and stockholders affiliated with our directors and executive officers own a significant percentage of our Class A common stock and, if they choose to act together, will be able to exert significant control over matters subject to shareholder approval.

Our directors, executive officers, and stockholders affiliated with our directors and executive officers exert significant influence on us. As of December 31, 2023, these holders owned approximately 13.9% of our outstanding Class A common stock. As a result, these holders, acting together, have significant control over all matters that require approval of our stockholders, including the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transactions. The interests of these holders may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of our other stockholders.

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

We may be unable to raise the funds necessary to repurchase the 2027 Notes for cash following a fundamental change (as defined in the indenture governing the 2027 Notes) , or to pay the cash amounts due upon conversion, and any other existing indebtedness may limit our ability to repurchase the 2027 Notes or pay cash upon their conversion.

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

Certain provisions in the 2027 Notes and the indenture governing the 2027 Notes could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then holders of the 2027 Notes will have the right to require us to repurchase their 2027 Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change (as defined in the indenture governing the 2027 Notes), then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the 2027 Notes and the indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that holders of our 2027 Notes or holders of our Class A common stock may view as favorable.

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

We are committed to doing business in accordance with applicable anti-corruption laws and regulations and with applicable trade restrictions. We are subject, however, to the risk that our affiliated entities or our and our affiliates’ respective officers, directors, employees, and agents (including distributors of our products) may take action determined to be in violation of such laws and regulations. Any violation by any of these persons could result in substantial fines, sanctions, legal expenses, civil and/or criminal penalties, or curtailment of operations in certain jurisdictions, and might adversely affect our operating results. In addition, actual or alleged violations could damage our reputation and ability to do business.

We are subject to environmental, health and safety laws and regulations related to our operations and the use of our additive manufacturing systems, produced parts, and consumable materials, which could subject us to compliance costs and/or potential liability in the event of non-compliance.

We are subject to domestic and foreign environmental laws and regulations governing our operations, including, but not limited to, emissions into the air and water and the use, handling, disposal and remediation of hazardous substances. A certain risk of environmental liability is inherent in our production activities. These laws and regulations govern, among other things, the generation, use, storage, registration, handling, and disposal of chemicals and waste materials, the presence of specified substances in electrical products, the emission and discharge of hazardous materials into the ground, air or water, the cleanup of contaminated sites, including any contamination that results from spills due to our failure to properly dispose of chemicals and other waste materials and the health and safety of our employees. Under these laws, regulations, and requirements, we could also be subject to liability for improper disposal of chemicals and waste materials, including those resulting from the use of our systems and accompanying materials by end-users. Accidents or other incidents that occur at our facilities or involve our personnel or operations could result in claims for damages against us. In the event we are found to be financially responsible, as a result of environmental or other laws or by court order, for environmental damages alleged to have been caused by us or occurring on our premises, we could be required to pay substantial monetary damages or undertake expensive remedial obligations. If our operations fail to comply with such laws or regulations, we may be subject to fines and other civil, administrative, or criminal sanctions, including the revocation of permits and licenses necessary to continue our business activities, as well as substantial legal expenses. In addition, we may be required to pay damages or civil judgments in respect of third-party claims, including those relating to personal injury (including exposure to hazardous substances that we generate, use, store, handle, transport, manufacture or dispose of), property damage or contribution claims. Some environmental laws allow for strict, joint and several liabilities for remediation costs, regardless of fault. We may be identified as a potentially responsible party under such laws. The amount of any costs, including fines or damages payments that we might incur under such circumstances could substantially exceed any insurance we have to cover such losses. Any of these events, alone or in combination, could have a material adverse effect on our business, financial condition and results of operations and could adversely affect our reputation.

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

Aspects of our business are subject to data privacy, data use and data security regulations and other requirements, which could increase our costs, and our actual or perceived failure to comply with such obligations could adversely affect our business, results of operations, and financial condition.

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personally identifiable information we collect from our employees, prospects, and our customers. Data privacy and security laws and regulations may limit the use and disclosure of certain personal information and require us to adopt certain cybersecurity and data handling practices that may affect our ability to effectively market our services to current, past, or prospective customers. We must comply with data privacy and security laws in the United States, Europe and other countries and jurisdictions where we conduct business.

For example,in Europe the GDPR became effective May 25, 2018 and imposes strict requirements for processing the personal data of individuals within the European Economic Area, or EEA, or in the context of our activities within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant undertaking, whichever is greater. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease/ change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/ or civil claims (including class actions). Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA, and the United States remains uncertain. Case law from the Court of Justice of the European Union states that reliance on the standard contractual clauses, or SCCs, - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On July 10, 2023, the European Commission adopted its Adequacy Decision in relation to the new EU-US Data Privacy Framework, or DPF, rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

We are also subject to the retained version of the GDPR as it forms part of the law of England and Wales, Scotland and Northern Ireland, the UK General Data Protection Data Protection Regulation and Data Protection Act 2018, or collectively, the UK GDPR, which imposes separate but similar obligations to those under the GDPR and comparable penalties, including fines of up to £17.5 million or 4% of a noncompliant undertaking’s global annual revenue for the preceding financial year, whichever is greater. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a data transfer mechanism from the UK to U.S. entities self-certified under the DPF.

In the U.S., certain states have also adopted data privacy and security laws and regulations, which govern the privacy, processing and protection of personal information. For example, the California Consumer Privacy Act of 2018, or CCPA, became effective on January 1, 2020. Similar laws have been passed in other states and are continuing to be proposed at the state and federal level.

These laws create new individual privacy rights and impose increased obligations, including disclosure obligations, on companies handling personal data. In many jurisdictions, consumers must be notified in the event of a data security breach, and such notification requirements continue to increase in scope and cost. Data privacy and security laws and regulations may limit the use and disclosure of certain information and require us to adopt certain cybersecurity and data handling practices that may affect our ability to effectively market our services to current, past, or prospective customers. While we have invested in, and intend to continue to invest in, resources to comply with these standards, we may not be successful in doing so, and any actual or perceived failure to comply could result in additional cost and liability to us, damage our reputation and have an adverse effect on our business, results of operations and reputation.

As data privacy, data use and data security laws are interpreted and applied, compliance costs may increase, particularly in the context of ensuring that adequate data protection and data transfer mechanisms are in place. In recent years, there has been increasing regulatory enforcement and litigation activity in this area in the United States, Germany and in various other countries in which we operate.

Compliance with regulations for medical devices and solutions is expensive and time-consuming, and failure to obtain or maintain approvals, clearances, or compliance could impact financial projections and/or subject us to penalties or liabilities.

Our Desktop Labs and Desktop Health products and services, and healthcare provider customers and distributors, are and will be subject to extensive federal, state, local and foreign regulations, including, without limitation, regulations with respect to approvals and clearances for products, design, manufacturing and testing, labeling, marketing, sales, quality control, and data privacy and security. Unless an exemption applies, we must obtain clearance or approval from the Food and Drug Administration (or comparable foreign regulatory body) before a medical device or solution can be marketed or sold; this process involves significant time, effort and expense. The healthcare market overall is highly regulated and subject to frequent and sudden change. Our failure to secure clearances or approvals or comply with regulations could have an adverse impact on our business and reputation and subject us to lost research and development costs, withdrawal of clearance/approval, operating restrictions, liabilities, fines, penalties and/or litigation.

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

Despite our efforts to protect our proprietary rights, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies, inventions, processes or improvements. We cannot provide assurance that any of our existing or future patents or other intellectual property rights will not be challenged, invalidated or circumvented, or will otherwise provide us with meaningful protection. Our pending patent applications may not be granted, and we may not be able to obtain foreign patents or pending applications corresponding to our U.S. patents. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.

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

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. Securities litigation has the potential to create substantial costs and divert resources and the attention of executive management regardless of the outcome of such litigation.

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

We have identified material weaknesses in our internal controls over financial reporting as of December 31, 2023. Our internal controls over financial reporting currently do not meet all of the standards contemplated by Section 404 of Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could impair our ability to produce timely and accurate financial statements or comply with applicable regulations and have a material adverse effect on our business.

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

As of December 31, 2023, our management and auditors determined that material weaknesses existed in our internal control over financial reporting due to the fact that we had not fully integrated our acquired subsidiaries into our control structure, and with our limited accounting department personnel, this may not be achievable. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. While we have instituted plans to remediate the issue described above and continue to take remediation steps, including hiring additional personnel, including a vice president of accounting with public company experience, we continued to have a limited number of personnel with the level of GAAP accounting knowledge, specifically related to complex accounting transactions, commensurate with our financial reporting requirements.

Although we believe the hiring of additional accounting resources, implementation of additional reviews and processes requiring timely account reconciliations and analysis and implementation of processes and controls to better identify and manage segregation of duties will remediate the material weakness with respect to insufficient personnel, there can be no assurance that the material weakness will be remediated on a timely basis or at all, or that additional material weaknesses will not be identified in the future. If we are unable to remediate the material weakness, our ability to record, process, and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the SEC, could be adversely affected which, in turn, may adversely affect our reputation and business and the market price of our Class A common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.

We design and assess our programs based on both the NIST and ISO 27002 frameworks. We are also working towards CMMC Level 2 certification.  This does not imply that we meet, or will meet any particular technical standards, specifications, or requirements, only that we use these frameworks as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes:

1.	An INFOSEC team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;

2.	Both internal and 3rd party risk assessments of our environments, designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment.

3.	The use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls.

4.	Cybersecurity awareness training of our employees, incident response personnel, and senior management.

5.	A cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents.

There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information. We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information, see the section titled “Risk Factor—Risks Related to Our Business and Industry—We rely on our information technology systems to manage numerous aspects of our business and a failure, disruption, or breach of these systems could adversely affect our business.”

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.

Cybersecurity Governance

The Board is responsible for overseeing management’s assessments of major risks facing the Company and for reviewing options to mitigate such risks. The Board’s oversight of major risks, including cybersecurity risks, occurs at both the full Board level and at the Board committee level through the Audit Committee.

The Board. The Chief Financial Officer, General Counsel, members of senior management, and other personnel and advisors, as requested by the Board, report on the Company’s financial, operating, and commercial strategies, as well as major related risks, which may include cybersecurity risks, at regularly scheduled meetings of the Board. Based on these reports, the Board requests follow-up data and presentations to address any specific concerns and recommendations. Additionally, the Audit Committee has opportunities to report periodic to the entire Board and review with the Board any major issues that arise at the committee level, which may include cybersecurity risks.

The Audit Committee. The Audit Committee receives updates from the Chief Information Officer on the Company’s technology and cybersecurity frameworks, policies, programs, opportunities, and risk profile at its periodic scheduled meetings, including management’s implementation of our cybersecurity risk management program. The Chief Information Officer reports quarterly to the Audit Committee on the Company’s technology, data privacy, and cybersecurity strategies and risks. Cybersecurity topics presented to the Audit Committee by management include any significant cybersecurity incidents, the cyber threat landscape, cybersecurity program enhancements, cybersecurity risks and related mitigation activities, and any other relevant cybersecurity topics.

INFOSEC. Our INFOSEC team, which includes the Chief Information Officer, is responsible for assessing and managing our material risks from cybersecurity threats. The INFOSEC team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our INFOSEC team’s experience includes vast proven experience working in management roles related to cybersecurity, risk, and data privacy in various leading global companies.

Our INFOSEC team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

Item 2. Properties

Desktop Metal’s corporate headquarters are located in Burlington, Massachusetts. As of December 31, 2023, we leased approximately 110,000 square feet of office and building space for our corporate headquarters and in the surrounding area. We use these facilities primarily for manufacturing, research and development, warehousing, sales, marketing and administration.

As of December 31, 2023, we own or lease approximately 640,000 square feet of building space around the world, with significant locations in the United States, Germany, Italy and Japan. These locations support all aspects of our operations, including manufacturing, research and development, warehousing, sales, marketing and administration.

We believe the existing facilities are in good operating condition and adequate to meet our needs for the immediate future. In connection with the ongoing 2024 Initiative, we intend to continue to evaluate our facility footprint to identify and assess operational savings and efficiencies.

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

On October 20, 2023, purported stockholder Pietro Campanella filed an amendment to the November 21, 2021 class action complaint in Delaware Court of Chancery (Campanella v. Rockwell, Case No. 2021-1013-LWW). Campanella asserts breach of fiduciary duty claims against former directors and officers of The ExOne Company and aiding and abetting claims against Desktop Metal in connection with the ExOne Merger. Campanella generally alleges that ExOne’s merger proxy statement and supplemental disclosures did not adequately disclose information related to Desktop Metal’s whistleblower investigation at one of its subsidiaries, EnvisionTEC, and resignation of EnvisionTEC CEO and Desktop Metal Board member, Ali El-Siblani, prior to the stockholder vote on the merger. Defendants filed a motion to dismiss the amended class action complaint on January 12, 2024. Plaintiff’s opposition to Defendants’ motion is due April 5, 2024, and Defendants’ reply is due May 10, 2024.

On November 21, 2023, alleged stockholders Denish Bhavsar and Samhita Gera filed a derivative complaint in the United States District Court for the District of Delaware on behalf of Desktop Metal against current and former directors and officers of Desktop Metal (C.A. No. 23-1339-GBW). The complaint alleges claims for breach of fiduciary duty, unjust enrichment, waste, abuse of control, gross mismanagement, violations of Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), SEC Rule 14a-9, and contribution under Sections 10(b) and 21D of the Exchange Act. On January 9, 2024, the court granted the parties’ joint stipulation to stay the case and consolidate the case with another derivative action pending in the United States District Court for the District of Delaware, Cherry v. Fulop, et al., C.A. No. 22-962-GBW.

As previously disclosed, four alleged shareholders of Desktop Metal stock filed purported securities class action complaints in the United States District Court for the District of Massachusetts, alleging that Desktop Metal and certain of its officers and directors violated Sections 10(b) and 20(a) of the Securities and Exchange Act by making false or misleading statements regarding EnvisionTEC’s manufacturing and product compliance practices and procedures. Plaintiffs filed a Consolidated Complaint on

December 19, 2022. The parties completed briefing on the motion to dismiss in May 2023, and Judge Indira Talwani held oral argument on September 13, 2023. The Court issued a decision dismissing the Consolidated Complaint with prejudice and entered Judgment for defendants on September 21, 2023. On October 13, 2023, Lead Plaintiff Sophia Zhou (“Appellant”) filed a Notice of Appeal. Appellant filed her opening brief on February 28, 2024, and the parties anticipate that they will complete briefing by May 2024.

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

Stockholders

As of March 12, 2024, there were 140 holders of record of our Class A common stock. The actual number of stockholders of our Class A common stock is greater than the number of record holders.

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

Recent Sales of Unregistered Securities

All sales of unregistered securities by us during the year ended December 31, 2023 have been included previously in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

The following table sets forth purchases of our common stock for the three months ended December 31, 2023:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
October 1, 2023 through October 31, 2023	7,065	$1.41	—	—
November 1, 2023 through November 30, 2023	114,570	$0.81	—	—
December 1, 2023 through December 31, 2023	547	$0.75	—	—
Total	122,182		—

(1) All of the shares were withheld from employees in satisfaction of minimum tax withholding obligations associated with the issuance of shares of Class A common stock in connection with vesting of restricted stock units during the period.

Performance Graph

The following performance graph shows the total stockholder return on an investment of $100 cash on May 3, 2019 (the date our common stock began trading on the NYSE) through December 31, 2023, for (i) our Class A common stock, (ii) NYSE Composite Index and (iii) the S&P Small Cap 600 Information Technology Index.

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

Item 6. [Reserved]

[Reserved]

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

Business Overview

Desktop Metal is pioneering a new generation of additive manufacturing technologies focused on Additive Manufacturing 2.0, the volume production of end use parts. We offer a comprehensive portfolio of integrated additive manufacturing solutions comprised of hardware, software, materials, and services with support for metals, polymers, elastomers, ceramics, sands, composites, and biocompatible materials. Our solutions span use cases across the product life cycle, from product development to mass production and aftermarket operations, and they address an array of industries, including automotive, healthcare and dental, consumer products, heavy industry, aerospace, machine design and research and development.

Our growth strategy begins with a commitment to research and development. Since our founding in 2015, we have invested significant resources in research and development towards building an extensive portfolio of proprietary and differentiated technologies with a focus on making additive manufacturing an easy-to-use, economic and scalable solution. These technologies represent the cornerstones of our future product introductions, are critical to enhancing our existing offerings, and are supported by over 1,000 patents or pending patent applications. Our additive manufacturing platforms, which leverage these technologies for the production of tools and end-use parts, enable businesses to address their specific goals through a range of solutions that span price points, throughput levels and operating environments.

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

Our proprietary technology solutions also serve as the foundation for product parts offerings in which we directly manufacture parts for sale to our customers with a focus on key applications and verticals in which additive manufacturing can provide significant design, performance, cost, and supply chain advantages relative to conventional manufacturing. These offerings will enable us to provide a more holistic suite of solutions for our customers and enable the accelerated adoption of our Additive Manufacturing 2.0 solutions across select high-value production applications, which we refer to as “killer apps,” including, but not limited to, medical and dental devices, and fluid power systems. We believe such offerings will not only create a high-margin revenue stream, but will also facilitate lead generation for our additive manufacturing systems at scale and enable high-performance and specialized applications using new materials ahead of broader market introduction.

Operating Results

For the year ended December 31, 2023, we recognized revenues of $189.7 million and used cash in operating activities of $115.0 million, and we ended the year with $84.5 million of cash, cash equivalents, and short-term investments. We incurred a net loss of $323.3 million the year ended December 31, 2023. As of December 31, 2023, we had $83.8 million in cash and cash equivalents, $0.6 million in short-term liquid investments, and current liabilities of $70.1 million.

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

The Merger was subject to approval by shareholders of Stratasys and Desktop Metal. At an extraordinary general meeting of shareholders of Stratasys held on September 28, 2023, Stratasys shareholders did not approve the proposal related to the Merger Agreement. Accordingly, on September 28, 2023, Stratasys sent Desktop Metal a notice of termination of the Merger Agreement. As a result, and under the terms of the Merger Agreement, Stratasys paid $10.0 million to Desktop Metal for reimbursement of expenses, which is included in general and administrative expenses in the consolidated statements of operations. The termination fee was paid on October 6, 2023.

Strategic Integration and Cost Optimization Initiatives

On June 10, 2022, the Board of Directors approved a strategic integration and cost optimization initiative that included a global workforce reduction, facilities consolidation, and other operational savings measures (the “2022 Initiative”). The purpose of the 2022 Initiative was to streamline our operational structure, reduce our operating expenses and manage our cash flows. On January 31, 2023, we committed to additional actions to continue and expand the 2022 Initiative. These additional actions include closing and consolidating select locations in the United States and Canada and reducing our workforce by an additional 15%, prioritizing investments and operations in line with near-term revenue generation, positioning us to achieve our long-term financial goals.

For all committed restructuring activities under the 2022 Initiative, we incurred total pre-tax restructuring charges related to one-time termination benefits and associated costs, inventory write-offs, lease termination and equipment exit costs, and contract termination costs. As a result of the 2022 Initiative, we realized $20.7 million in cost savings in the second half of 2022 and we have completed our stated goal of $100 million annualized cost savings in 2023.

In connection with the 2022 Initiative, during the year ended December 31, 2023, we completed the sales of the Troy, Michigan and the North Huntingdon, Pennsylvania facilities for a combined $6.9 million in proceeds, and recorded an immaterial loss on the sale of the facilities in the consolidated statements of operations. During the year ended December 31, 2023, we closed four other facilities in connection with the 2022 Initiative. On September 29, 2023, in connection with the 2022 Initiative, we completed the sale of Aerosint SA to Schaeffler AG. As a result of the sale, the Company recognized a goodwill impairment charge of $2.5 million and impairment charges of $6.9 million related to the asset group value, which includes $2.6 million of cumulative foreign currency translation adjustment expense, during the year ended December 31, 2023. We will continue to work with Schaeffler on developing the technology for binder jet 3D printing, where we retain an option for commercial use.

On January 22, 2024, we committed to a strategic integration and cost optimization initiative (the “2024 Initiative’) that includes a global workforce reduction of approximately 20%, facilities consolidation, product rationalization and other operational savings measures. We have commenced workforce reductions in the United States and are reviewing workforce changes in other countries, the timing of which will vary according to local regulatory requirements. As a result of the 2024 Initiative, we anticipate at least $50 million of aggregate cost savings resulting in sequential cost reductions across the first half of 2024.

On March 14, 2024, following a comprehensive review of our operating plan, the Board of Directors approved an additional cost reduction plan that includes a review of strategic alternatives for our industrial photopolymer business and a review of other potential cost saving actions. The purpose of the plan is to reduce losses, and allow us to focus on our goal of achieving profitability across our remaining product portfolio. We are exploring alternatives for the industrial photopolymer business, which may include divestitures, curtailment of investment or winding down of the business.

Key Factors Affecting Operating Results

We believe that our performance and future success depend on many factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the“Risk Factors” section of this Annual Report on Form 10-K.

Adoption of our Additive Manufacturing Solutions

We believe the world is at an inflection point in the adoption of additive manufacturing solutions and that we are well-positioned to take advantage of this opportunity across an array of industries due to our proprietary technologies and global distribution capabilities. We expect that our results of operations, including revenue and gross margins, will fluctuate for the foreseeable future as businesses continue to shift away from conventional manufacturing processes towards additive manufacturing for end-use parts. Our turnkey and volume production solutions are designed to empower businesses to realize the full benefits of additive manufacturing at scale, including geometric and design flexibility, mass customization and supply chain engineering, among others. The degree to which potential and current customers recognize these benefits and invest in our solutions will affect our financial results.

Pricing, Product Cost and Margins

We offer customers a range of additive manufacturing solutions spanning multiple price points, materials, throughput levels, operating environments and technologies to enable them to find the solution that achieves their specific goals. Pricing for these products may vary by region due to market-specific supply and demand dynamics and product lifecycles, and sales of certain products have, or are expected to have, higher gross margins than others. As a result, our financial performance depends, in part, on the mix of products we sell during a given period. In addition, we are subject to price competition, and our ability to compete in key markets will depend on the success of our investments in new technologies and cost improvements as well as our ability to efficiently and reliably introduce cost-effective additive manufacturing solutions for our customers.

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

Macroeconomic Conditions

The current macroeconomic environment is impacting our customers financially and operationally. Customers and potential customers are facing significant financial pressure as supply chain constraints and inflation drive up operating costs and rising interest rates make access to credit more expensive. In recent months, the consumer price index has increased substantially. In addition, during inflationary periods, interest rates have historically increased. In March 2022, the Federal Reserve began to raise interest rates in an effort to curb inflation. As a consequence of these financial pressures, some customers may be lowering their capital investment plans and tightening their operational budgets, which may result in extended sales cycles, delayed purchasing decisions, and pricing pressure for our solutions. Higher interest rates may also impact our ability to obtain debt financing at attractive rates. We experienced a decline in revenue in 2023 due to the negative impact of customers delaying purchase decisions amidst an uncertain macroeconomic backdrop and delays in capital expenditures.

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

Impairment Charges

Impairment charges consist of the impairment of intangible assets, write down of asset group value, and cumulative foreign currency translation adjustment expense.

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

Results of Operations

Comparison of the years ended December 31, 2023 and 2022

Revenue

The following table presents the revenue of each of our revenue streams, as well as the percentage of total revenue and change from the prior year.

	For the Years Ended December 31,
	2023		2022		Change in Revenues
(Dollars in thousands)	Revenue	% of Total	Revenue	% of Total	$	%
Products Revenue	$168,091	89%	$190,248	91%	$(22,157)	(12)%
Services Revenue	21,607	11%	18,775	9%	2,832	15%
Total Revenue	$189,698	100%	$209,023	100%	$(19,325)	(9)%

Total revenue for the years ended December 31, 2023 and 2022 was $189.7 million and $209.0 million, respectively, a decrease of $19.3 million, or 9%. Products revenue decreased primarily due to a reduction in units shipped during 2023, driven by the macroeconomic conditions impacting the additive manufacturing industry described above. The decrease in products revenue was partially offset by an increase in services revenue. Services revenue increased approximately 15% during the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to an increase in support and installation revenue from a larger installed base of systems.

The following table presents revenue by geographic region, as well as the percentage of total revenue and change from the prior period.

	For the Years Ended December 31,
	2023		2022		Change in Revenues
(Dollars in thousands)	Revenue	% of Total	Revenue	% of Total	$	%
Americas	$119,769	63%	$136,102	65%	$(16,333)	(12)%
EMEA (Europe, the Middle East and Africa)	54,395	29%	55,140	26%	(745)	(1)%
APAC (Asia‑Pacific)	15,534	8%	17,781	9%	(2,247)	(13)%
Total Revenue	$189,698	100%	$209,023	100%	$(19,325)	(9)%

Total revenue decreased during the year ended December 31, 2023 compared to the year ended December 31, 2022, due to decreases in unit shipments across all regions.

Cost of Sales

Total cost of sales during the years ended December 31, 2023 and 2022 was $199.8 million and $194.0 million, respectively, an increase of $5.8 million or 3%. The increase in cost of sales is driven by an increase in restructuring expenses partially offset by a reduction in hardware sales.

Gross Profit and Gross Margin

The following table presents gross profit by revenue stream, as well as change in gross profit dollars from the prior period.

	December 31,		Change in Gross
	2023	2022	Profit

(Dollars in thousands)	Gross Profit		$	%
Products	$(16,523)	$11,296	$(27,819)	(246)%
Services	6,433	3,775	2,658	70%
Total	$(10,090)	$15,071	$(25,161)	167%

Total gross profit during the years ended December 31, 2023 and 2022 was ($10.1) million and $15.1 million, respectively. The decrease in gross profit of $25.2 million was driven by an increase in restructuring expense of $26.9 million and a decrease in total revenue.

The following table presents gross margin by revenue stream, as well as the change in gross margin from the prior period.

	December 31,		Margin
	2023	2022	Percentage

	Gross Margin		Points	%
Products	(10)%	6%	(0.16)	(266)%
Services	30%	20%	0.10	48%
Total	(5)%	7%	(0.12)	174%

Total gross margin for the years ended December 31, 2023 and 2022, was (5)% and 7%, respectively. Gross margin decreased period over period as revenue decreased in line with cost of sales along with a $26.9 million increase in cost of sales attributable to restructuring expense.

Research and Development

Research and development expenses during the years ended December 31, 2023 and 2022 were $85.1 million and $96.9 million, respectively, a decrease of $11.8 million, or 12%. The decrease in research and development expenses was largely due to a decrease in stock compensation expense of $9.5 million compared to the same quarter in 2022. Additionally, we reduced payroll expense by $3.0 million and consulting services expenses by $5.0 million, associated with the Initiatives described above.

Sales and Marketing

Sales and marketing expenses during the years ended December 31, 2023 and 2022 were $40.3 million and $68.1 million, respectively, a decrease of $27.8 million, or 41%. The decrease in sales and marketing expenses was primarily due to a reduction in payroll expense of $9.4 million and a reduction in stock compensation expense of $2.8 million, both associated with workforce reductions in connection with the Initiatives described above. Additionally, as part of the Initiatives, we reduced marketing spend by $12.3 million, primarily driven by reduced spend on trade shows, advertising, and professional services. Further, there was a reduction in partner commission expenses of $2.6 million.

General and Administrative

General and administrative expenses during the years ended December 31, 2023 and 2022, were $66.3 million and $83.1 million, respectively, a decrease of $16.8 million, or 20%. The decrease in general and administrative expenses was primarily due to a reduction in payroll expense of $6.0 million and a reduction in stock compensation expense of $3.3 million, both associated with workforce reductions in connection with the Initiatives described above. The decrease in general and administrative expenses was due to a decrease of $4.5 million in accounting, auditing, and legal fees.

Impairment Charges

We recorded $8.5 million of impairment charges during the year ended December 31, 2023. We recognized 1.6 million of impairment charges related to acquired technology and the remaining $6.9 million of impairment charges were recorded as a result of the sale of Aerosint, related to the asset group value, which includes $2.6 million of cumulative foreign currency translation adjustment expense. There were no impairment charges recorded during the year ended December 31, 2022.

Goodwill Impairment

There were goodwill impairment charges of $112.9 million and $498.8 million during the years ended December 31, 2023 and 2022, representing impairment charges to write down the carrying amount of goodwill.

Change in Fair Value of Warrant Liability

There was no change in fair value of warrant liability during the years ended December 31, 2023 and 2022.

Interest Expense

Interest expense during the years ended December 31, 2023 and 2022 was $4.1 million and $1.7 million, respectively, an increase of $2.4 million, or 141%. Interest expense increased primarily due to the accrued interest on the 2027 Notes during the year ended December 31, 2023, compared to the year ended December 31, 2022 where only a portion of interest expense was incurred from the issuance of the 2027 Notes in May 2022.

Interest and Other (Expense) Income, Net

Interest and other (expense) income, net during the years ended December 31, 2023 and 2022 was $0.9 million and ($8.3) million, respectively, a decrease of $9.2 million, or (111)%. The decrease in expense during the year ended December 31, 2023 is primarily attributable to a smaller loss on the investment in equity securities of a publicly-traded company.

Income Taxes

We recorded an income tax benefit of $3.1 million during the year ended December 31, 2023 compared to $1.5 million income tax benefit during the year ended December 31, 2022. The increase in benefit was primarily due to the increased tax benefit of losses in non-U.S. jurisdictions during the year ended December 31, 2023.

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

Cost of Sales

Total cost of sales during the years ended December 31, 2022 and 2021 was $194.0 million and $94.1 million, respectively, an increase of $99.9 million or 106%. The increase in total cost of sales was driven primarily by an increase in product cost of sales, which resulted from greater product sales, as well as $3.3 million of restructuring costs in connection with the 2022 Initiative described above. Cost of sales increased in 2022 along with the increase in revenue from acquired companies.

Gross Profit Loss and Gross Margin

The following table presents gross profit (loss) by revenue stream, as well as change in gross loss dollars from the prior period.

	For the
	Years Ended
	December 31,		Change in Gross
	2022	2021	Profit (Loss)

(Dollars in thousands)	Gross Profit (Loss)		$	%
Products	$11,296	$18,544	$(7,248)	(39)%
Services	3,775	(251)	4,026	1,604%
Total	$15,071	$18,293	$(3,222)	(18)%

Total gross profit during the years ended December 31, 2022 and 2021 was $15.1 million and $18.3 million, respectively. The decrease in gross profit of ($3.2) million is driven primarily by the decrease in products gross profit, which is due to an inventory write-off of $3.1 million related to the 2022 Initiative described above. Additionally, we incurred $1.5 million of additional facility costs to support new product launches. This was partially offset by an increase in services gross margin due to increased services revenues along with a reduction in fixed costs as a result of the 2022 Initiative described above.

The following table presents gross margin by revenue stream, as well as the change in gross margin from the prior period.

	For the Years
	Ended		Change in Gross
	December 31,		Margin
	2022	2021	Percentage

(Dollars in thousands)	Gross Margin		Points	%
Products	6%	17%	(0.11)	65%
Services	20%	(4)%	0.24	603%
Total	7%	16%	(0.09)	55%

Total gross margin for the years ended December 31, 2022 and 2021, was 7% and 16%, respectively. The decrease in total gross margin was primarily due to the decrease in gross margin from our products revenue, which resulted from a higher product cost for units shipped in 2022 as compared to 2021. The decrease in total gross margin was partially offset by an increase in services gross margin, driven by increased services revenues along with a reduction in fixed costs as a result of the 2022 Initiative described above.

Research and Development

Research and development expenses during the years ended December 31, 2022 and 2021 were $96.9 million and $68.1 million, respectively, an increase of $28.8 million, or 42%. Stock compensation costs increased $5.1 million due to headcount growth at the end of 2021. Payroll costs increased $9.4 million, of which $4.2 million was due to additional headcount added at the end of 2021 to support new product development and existing product improvements, and $5.2 million was related to acquired entities. Additionally, engineering consulting costs, which were lowered during the year ended December 31, 2021 due to the COVID-19 pandemic, increased by $2.0 million in support of new product development efforts. Finally, we incurred $8.5 million in costs associated with restructuring activities in connection with the 2022 Initiative described above, including $7.3 million of expense related to accelerated restricted stock units in connection with employee terminations.

Sales and Marketing

Sales and marketing expenses during the years ended December 31, 2022 and 2021 were $68.1 million and $48.0 million, respectively, an increase of $20.1 million, or 42%. The increase in sales and marketing expenses was primarily due to increased payroll costs, with $3.1 million in additional payroll due to headcount growth and higher commission expenses commensurate with the increase in sales and $7.6 million due to acquired entities. In addition, amortization of acquired intangible assets increased by $10.9 million and there was growth of $3.3 million in marketing program spend driven primarily by the commercialization of new products and related marketing efforts. Finally, we incurred $1.1 million in costs associated with restructuring activities in connection with the 2022 Initiative described above.

General and Administrative

General and administrative expenses during the years ended December 31, 2022 and 2021, were $83.1 million and $78.0 million, respectively, an increase of $5.1 million, or 7%. The increase in general and administrative expenses was primarily due to increased payroll costs in 2022 of $6.0 million, of which $4.6 million relates to acquired entities, as well as an increase in stock compensation expense of $5.8 million. In addition, facilities costs increased by $4.3 million, of which $2.7 million relates to additional facilities from acquired entities. Amortization of acquired intangible assets increased by $1.4 million. Finally, we incurred $1.0 million in costs associated with restructuring activities in connection with the 2022 Initiative described above. These increases to general and administrative expenses were partially offset by a decrease of $16.1 million in professional services costs which were incurred in 2021 as a result of merger and acquisition activity, but decreased in 2022 with no acquisition activity.

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

The items excluded from the non-GAAP financial measures often have a material impact on our financial results and such items often recur. Accordingly, the non-GAAP financial measures included in this Annual Report on Form 10-K should be considered in addition to, and not as a substitute for, the comparable measures prepared in accordance with GAAP. The following tables reconcile each of these non-GAAP financial measures to its most closely comparable GAAP measure in our financial statements for the years ended December 31, 2023 and 2022 and 2021, respectively:

	For the Year Ended
	December 31,
(Dollars in thousands)	2023	2022	2021
GAAP gross margin	$(10,090)	$15,071	$18,293
Stock-based compensation included in cost of sales(1)	2,262	2,257	1,018
Amortization of acquired intangible assets included in cost of sales	27,789	23,707	8,467
Restructuring expense in cost of sales	30,205	3,273	—
Acquisition-related and integration costs included in cost of sales	958	1,148	—
Inventory step-up adjustment in cost of sales	—	1,496	2,194
Non-GAAP gross margin	$51,124	$46,952	$29,972

GAAP operating loss	$(323,221)	$(731,763)	$(201,455)
Stock-based compensation(2),(3)	33,177	48,785	28,778
Amortization of acquired intangible assets	41,617	38,662	17,581
Restructuring expense	37,488	6,574	—
Inventory step-up adjustment in cost of sales	—	1,496	2,194
Acquisition-related and integration costs(4)	6,179	6,766	23,788
In-process research and development assets acquired	—	—	25,581
Impairment charges	8,518	—	—
Goodwill impairment	112,911	498,800	—
Non-GAAP operating loss	$(83,331)	$(130,680)	$(103,533)

GAAP net loss	$(323,271)	$(740,343)	$(240,334)
Stock-based compensation(2),(3)	33,177	48,785	28,778
Amortization of acquired intangible assets	41,617	38,662	17,581
Restructuring expense	37,488	6,957	—
Inventory step-up adjustment in cost of sales	—	1,496	2,194
Acquisition-related and integration costs(4)	6,179	6,766	23,788
In-process research and development assets acquired	—	—	25,581
Impairment charges	8,518	—	—
Goodwill impairment	112,911	498,800	—
Change in fair value of investments	1,239	8,164	12,475
Change in fair value of warrant liability	—	—	56,576
Non-GAAP net loss	$(82,142)	$(130,713)	$(73,361)

(1) Includes $0.1 million of liability-award stock-based compensation associated with bonuses granted in dollar amounts and paid out in RSUs under our bonus plan (“liability-award stock-based compensation”) for the years ended December 31, 2023 and 2022.

(2) Includes $7.3 million of stock-based compensation expense associated with the 2022 Initiative for the year ended December 31, 2022.

(3) Includes $2.0 million and $1.0 million of liability-award stock-based compensation, respectively, for the years ended December 31, 2023 and 2022.

(4) For the year ended December 31, 2023, we incurred $10.0 million in merger expenses related to the Stratasys transaction and recognized a $10.0 million reduction in expenses as a result of the reimbursement from Stratasys, with no net impact to the adjustment for Acquisition-related and integration costs for the year ended December 31, 2023.

	For the Year Ended
	December 31,
(Dollars in thousands)	2023	2022	2021
GAAP operating expenses	$313,131	$746,834	$219,748
Stock-based compensation included in operating expenses(1),(2)	(30,915)	(46,528)	(27,760)
Amortization of acquired intangible assets included in operating expenses	(13,828)	(14,955)	(9,114)
Restructuring expense included in operating expenses	(7,283)	(3,301)	—
Acquisition-related and integration costs included in operating expenses(3)	(5,221)	(5,618)	(23,788)
In-process research and development assets acquired	—	—	(25,581)
Impairment charges	(8,518)	—	—
Goodwill impairment	(112,911)	(498,800)	—
Non-GAAP operating expenses	$134,455	$177,632	$133,505

(1) Includes $7.3 million of stock-based compensation expense associated with the 2022 Initiative for the year ended December 31, 2022.

(2) Includes $1.9 million and $0.9 million of liability-award stock-based compensation, respectively, for the years ended December 31, 2023 and 2022.

(3) For the year ended December 31, 2023, we incurred $10.0 million in merger expenses related to the Stratasys transaction and recognized a $10.0 million reduction in expenses as a result of the reimbursement from Stratasys, with no net impact to the adjustment for Acquisition-related and integration costs for the year ended December 31, 2023.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA during the years ended December 31, 2023 and 2022 and 2020, respectively:

	For the Years Ended
	December 31,
(Dollars in thousands)	2023	2022	2021
Net loss attributable to common stockholders	$(323,271)	$(740,343)	$(240,334)
Interest (income) expense, net	4,099	1,743	(334)
Income tax expense (benefit)	(3,105)	(1,498)	(29,668)
Depreciation and amortization	53,632	50,767	24,854
In-process research and development assets acquired	—	—	25,581
EBITDA	(268,645)	(689,331)	(219,901)
Change in fair value of warrant liability	—	-	56,576
Change in fair value of investments	1,239	8,164	12,475
Inventory step-up adjustment	—	1,496	2,194
Stock-based compensation expense(1),(2)	33,177	48,785	28,778
Restructuring expense	37,488	6,957	—
Goodwill impairment	112,911	498,800	—
Impairment charges	8,518
Acquisition-related and integration costs(3)	6,179	6,766	23,788
Adjusted EBITDA	$(69,133)	$(118,363)	$(96,090)

(1) Includes $7.3 million of stock-based compensation expense associated with the 2022 Initiative for the year ended December 31, 2022.

(2) Includes $1.0 million of liability-award stock-based compensation for the year ended December 31, 2022.

(3) For the year ended December 31, 2023, we incurred $10.0 million in merger expenses related to the Stratasys transaction and recognized a $10.0 million reduction in expenses as a result of the reimbursement from Stratasys, with no net impact to the adjustment for Acquisition-related and integration costs for the year ended December 31, 2023.

Liquidity and Capital Resources

We have incurred a net loss in each of our annual periods since our inception. We incurred net losses of $323.3 million and $740.3 million during theyears ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had $84.5 million in cash, cash equivalents, and short-term investments.

Since inception, we have received cumulative net proceeds from the Business Combination and the sale of our preferred and common stock for proceeds of $973.4 million and the sale of our 2027 Notes for proceeds of $111.4 million to fund our operations. As of December 31, 2023, our principal sources of liquidity were our cash, cash equivalents, and short-term investments of $84.5 million which are principally invested in money market funds and fixed income instruments.

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

Our material cash requirements have consisted of operating activities, research and development costs, purchase price for acquisitions, transaction costs and capital expenditures. We expect our cash expenditures to increase in the near term in connection with the 2024 Initiative and we expect the 2022 Initiative and 2024 Initiative to reduce cash expenditures in the long term. As of December 31, 2023, we had lease payment obligations of $31.0 million, with $7.4 million payable within 12 months.

Capital expenditures for the year ended December 31, 2023 totaled $3.1 million and consisted primarily of lab equipment and leasehold improvements. As of December 31, 2023, we did not have any capital expenditures payable within 12 months. As of December 31, 2023, we had $83.8 million in cash and cash equivalents, $0.6 million in short term liquid investments and current liabilities of $70.1 million. Our future cash requirements will depend on many factors including our revenue, research and development efforts, investments in, complementary or enhancing technologies or businesses, the success of the 2024 Initiative, the timing and extent of additional capital expenditures to invest in existing and new facilities, the expansion of sales and marketing and the introduction of and demand for new products.

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

We have, and intend to continue to, enact cost savings measures to preserve capital. In June 2022, we announced a strategic integration and cost optimization initiative that included a global workforce reduction, facilities consolidation, and other operational savings measures (the “2022 Initiative”). On January 31, 2023, we committed to additional actions to continue and expand the 2022 Initiative. These additional actions included closing and consolidating select locations in the United States and Canada and reducing our workforce by an additional 15%, prioritizing investments and operations in line with near-term revenue generation, positioning us to achieve our long-term financial goals. As a result of the 2022 Initiative, we realized $20.7 million in cost savings in the second half of 2022 and we have completed our stated goal of $100 million annualized cost savings in 2023.

On January 22, 2024, we committed to a strategic integration and cost optimization initiative (the “2024 Initiative”) that includes a global workforce reduction of approximately 20%, facilities consolidation, product rationalization and other operational savings measures. We commenced workforce reductions in the United States and we are reviewing workforce changes in other countries, the timing of which will vary according to local regulatory requirements. As a result of the 2024 Initiative, we anticipate at least $50 million of aggregate cost savings resulting in sequential cost reductions across the first half of 2024.

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

Cash Flows

Since inception, we have primarily used proceeds from the Business Combination, issuances of preferred stock and debt instruments to fund our operations. The following table sets forth a summary of cash flows for the periods presented:

	For the Years Ended
	December 31,
(Dollars in thousands)	2023	2022	2021
Net cash used in operating activities	$(114,995)	$(181,531)	$(155,048)
Net cash provided by (used in) investing activities	117,265	81,567	(427,294)
Net cash provided by financing activities	534	113,786	166,550
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(27)	(167)	(87)
Net change in cash, cash equivalents, and restricted cash	$2,777	$13,655	$(415,879)

Cash Flows for the years ended December 31, 2023, 2022 and 2021

Operating Activities

Net cash used in operating activities was $115.0 million for the year ended December 31, 2023, primarily consisting of $323.3 million of net losses, adjusted for non-cash items, which primarily included impairment charges of $8.5 million, goodwill impairment of $112.9 million, depreciation and amortization expense of $53.6 million, inventory write-offs of $29.0 million, and stock-based compensation expense of $33.2 million, as well as a $22.3 million decrease in cash consumed by working capital.

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

Investing Activities

Net cash provided by investing activities was $117.3 million for the year ended December 31, 2023, primarily consisting of proceeds from sales and maturities of marketable securities of $112.7 million, partially offset by purchases of marketable securities of $5.0 million. We also purchased $2.8 million of property and equipment, and received proceeds from sale of property and equipment of $9.9 million.

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

Financing Activities

Net cash provided by financing activities was $0.5 million for the year ended December 31, 2023, consisting primarily of $1.2 million in proceeds from the exercise of stock options, partially offset by and $0.4 million in repayment of loans.

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

Off-Balance Sheet Arrangements

In the normal course of operations, ExOne’s German subsidiary, ExOne GmbH, issues short-term financial guarantees and letters of credit to third parties in connection with certain commercial transactions requiring security through a credit facility with a German bank. As of December 31, 2023, total outstanding financial guarantees and letters of credit issued were $0.1 million. For further discussion related to financial guarantees and letters of credit, refer to Note 17 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

The Company performed a quantitative assessment during its annual impairment review for 2023 as of October 1, 2023 and concluded that the fair value of the Company’s single reporting unit was not less than its carrying amount. Due to sustained declines in Company’s stock price and the stock prices of comparable companies, we performed a quantitative assessment as of December 31, 2023, utilizing a combination of the income and market approaches. The results of the quantitative analysis performed indicated that the carrying value of the reporting unit exceeded the fair value. As such, a goodwill impairment charge of $110.4 million was recorded. Additionally, during the year ended December 31, 2023, the Company recorded a goodwill impairment charge of $2.5 million related to the sale of Aerosint. The Company recorded a total of $112.9 million in goodwill impairment charges during the year ended December 31, 2023.

Due to sustained declines in the Company’s stock price and the stock prices of comparable companies, we performed interim quantitative assessments as of June 30, 2022 and December 31, 2022, utilizing a combination of the income and market approaches. The results of the quantitative analysis performed indicated that the carrying value of the reporting unit exceeded the fair value. As such, $498.8 million of goodwill impairment charges was recorded during the year ended December 31, 2022. The Company did not record any goodwill impairment charges during the year ended December 31, 2021.

Impairment of Intangible Assets

We review the recoverability of intangible assets when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recoverable. If there are such indications, we assess our ability to recover the carrying value of the assets from their expected future cash flows. If the expected cash flows are less than the carrying value of the assets, an impairment loss is recognized for the difference between the estimated fair value and carrying value, and the asset is written down to its estimated fair value.

Intangible assets are tested for potential impairment by comparing the estimated fair value to the carrying amount. The Company may use a qualitative analysis or a quantitative analysis in testing the carrying value of intangible assets for impairment. When the quantitative analysis is used, the Company uses an income approach, specifically the relief from royalty method, to test intangible assets. The estimated fair value of tradenames is determined based on projected revenue, discount rate, expected economic useful life, and royalty rate.

Projected revenues: The expected future revenues and growth rates are based upon assumptions of our future revenue growth.

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

Expected economic useful life: The estimated period of time that the asset may be profitably utilized for the purpose for which it was intended.

Royalty rate: The royalty rate is based on factors such as market competition, profitability, and market share of the Company.

The intangible asset impairment loss calculation contains uncertainty since management must use judgment to estimate fair value based on the assumption that, in lieu of ownership of an intangible asset, the Company would be willing to pay a royalty in order to utilize the benefits of the asset. These estimates can be affected by a number of factors including general economic conditions, availability of market information and the profitability of the Company.

In support of our review for indicators of impairment, we perform a review of intangible assets at the product category level relative to product performance and conclude whether indicators of impairment exist associated with intangible assets. We also specifically review the financial performance of our intangible assets. Such review includes an estimate of the future revenues from our intangible assets based on current and expected utilization levels, the age of the assets and their remaining useful lives. Additionally, we estimate when the products are expected to be removed or retired as well as the expected proceeds to be realized upon disposition. There were no intangible impairment charges recognized during the years ended December 31, 2022 and 2021. During the year ended December 31, 2023, we recorded intangible impairment charges of $1.6 million. These charges were recognized as a reduction in the carrying value of acquired technology.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and short-term investment portfolio. Our investment strategy is focused on preserving capital and supporting our liquidity requirements, while earning a reasonable market return. We invest in a variety of U.S. government securities, corporate debt securities, asset-backed securities, and commercial paper. The market value of our marketable securities may decline if current market interest rates rise. As of December 31, 2023, the fair value of our cash, cash equivalents, and short-term investments was $84.5 million. A 10% change in interest rates would have an immaterial impact on the fair value of our investment portfolio. Our marketable securities are recorded at fair value, and gains and losses from these securities are recognized within other comprehensive income as they occur.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of December 31, 2023. As described below, we identified material weaknesses in our internal control over financial reporting. As a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act is recorded, processed, summarized and reported as and when required.

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

Deloitte & Touche LLP, our independent registered public accounting firm that audited the consolidated financial statements, has issued an audit report on our internal control over financial reporting as of December 31, 2023, which is included in Item 8 of this Annual Report on Form 10-K.

Remediation of Material Weakness in Internal Control Over Financial Reporting

Management has been actively engaged in remediation efforts to address the material weaknesses throughout 2023 and these efforts will continue into fiscal year 2024. We made enhancements to our control environment by improving guidance, communication of expectations and importance of internal controls. In addition, we made improvements to the level of detail in our risk assessment and clarity of the linkage between risks and internal controls. We will continue to improve upon our risk assessment procedures and the timeliness of those procedures in 2024. We have made progress towards addressing the weaknesses in information and communication beginning the process to better identify, document, and assess systems and information used when performing internal controls and will continue this effort in 2024. We implemented enhanced monitoring procedures to allow for more effective monitoring of compliance with established accounting policies, procedures and controls. The remediation efforts also include:

•	hiring additional qualified accounting, finance and legal personnel, to provide additional capacity and expertise to enhance our accounting and reporting review procedures;

• integrating and consolidating our domestic finance team;

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

•	reporting on progress of internal control remediation efforts to the audit committee regularly during 2023.

The controls that were designed and implemented in 2023 were not in all cases in place for a sufficient period of time to demonstrate operating effectiveness as of December 31, 2023. While we believe progress was made in 2023 to enhance and strengthen our internal control over financial reporting, management has concluded that the material weaknesses were not remediated as of December 31, 2023.

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

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2023, we implemented certain internal controls in connection with our remediation efforts described above. Except as noted in the preceding paragraphs, there were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

(a)

On March 14, 2024, following a comprehensive review of our operating plan, the Board of Directors approved an additional cost reduction plan that includes a review of strategic alternatives for the Company’s industrial photopolymer business and a review of other potential cost saving actions. The purpose of the plan is to reduce losses, and allow the Company to focus on its goal of achieving profitability across its remaining product portfolio. The Company is exploring alternatives for the industrial photopolymer businesses, which may include divestitures, curtailment of investment or winding down of the businesses. While the Company is seeking to the industrial photopolymer businesses, there is no assurance as to when, or for how much, the Company may be able to divest any parts of the industrial photopolymer businesses.

In connection with this cost reduction plan, the Company is planning to implement a workforce reduction.

The Company expects to incur cash and non-cash charges which it is currently not able to estimate. The Company will disclose in a Current Report on Form 8-K, or in another periodic filing, such costs and charges when they are estimable.

In connection with the cost reduction plan discussed above, the Company expects to incur non-cash impairment charges related to long-lived assets which it is currently not able to estimate. The Company will disclose in a Current Report on Form 8-K, or in another period filing, such charges when they are estimable.

This disclosure is intended to satisfy the requirements of Items 2.05 (Costs Associated with Exit or Disposal Activities) and 2.06 (Material Impairments) of Form 8-K.

(b)	During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023, and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023, and is incorporated herein by reference.

Item 14. Principal Accountant’s Fees and Services

The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023, and is incorporated herein by reference.

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

Item 16. Form 10-K Summary

None

EXHIBIT INDEX

		Incorporated by Reference
Exhibit		Form	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of August 26, 2020, by and among the Company, Sparrow Merger Sub, Inc. and Legacy Desktop Metal	10-K	2.1	3/15/2021
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of September 11, 2020, by and among the Company, Sparrow Merger Sub, Inc. and Legacy Desktop Metal	10-K	2.2	3/15/2021
2.3	Purchase Agreement and Plan of Merger, dated as of January 15, 2021, by and among the Company, EnvisionTEC Merger Sub, Inc., EnvisionTEC US LLC, EnvisionTEC, Inc., Gulf Filtration Systems, Inc., 3dbotics, Inc. and Ali El Siblani	8-K	2.1	1/15/2021
2.4	Agreement and Plan of Merger, dated as of August 11, 202, by and among Desktop Metal, Inc., Texas Merger Sub I, Inc., Texas Merger Sub II, Inc., and The ExOne Company	8-K	2.1	8/12/2021
3.1	Second Amended and Restated Certificate of Incorporation	8-K	3.2	12/14/2020
3.2	Amended and Restated By-laws of the Registrant	8-K	3.3	12/14/2020
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Desktop Metal, Inc.	8-K	3.1	5/30/2023
4.1	Specimen Class A Common Stock Certificate	S-1	4.2	3/8/2019
4.2	Description of Capital Stock of Desktop Metal, Inc.	10-K	4.2	3/1/2023
4.3	Indenture, dated as of May 13, 2022, between Desktop Metal, Inc. and U.S. Bank Trust Company, National Association, as trustee	8-K	4.1	5/13/2022
4.4	Form of note representing the 6.0% Convertible Senior Notes due 2027 (included as Exhibit A to Exhibit 4.3)	8-K	4.2	5/13/2022
10.1	Stockholders Agreement, dated as of August 26, 2020, by and between the Company and Trine Sponsor IH, LLC	S-4	10.10	9/15/2020
10.2	Form of Director and Officer Indemnification Agreement	S-4	10.13	9/15/2020
10.3**	Non-Employee Director Compensation Program	S-1	10.13	12/23/2020
10.4**	2015 Stock Incentive Plan	S-4	10.14	10/15/2020
10.5**	Form of Incentive Stock Option Agreement under the 2015 Stock Incentive Plan	S-4	10.15	10/15/2020
10.6**	Form of RSU Agreement under the 2015 Stock Incentive Plan	S-4	10.17	10/15/2020
10.7**	2020 Incentive Award Plan	10-K	10.11	3/15/2021
10.8**	Form of Stock Option Agreement under the 2020 Incentive Award Plan	S-4	10.20	9/15/2020
10.9**	Form of RSU Agreement under the 2020 Incentive Award Plan	S-4	10.21	9/15/2020
10.10**	Form of Restricted Stock Agreement under the 2020 Incentive Award Plan	S-4	10.22	9/15/2020
10.11**	Form of Performance RSU Agreement under the 2020 Incentive Award Plan	10-K	10.11	3/1/2023
10.12**	Restricted Stock Agreement, dated as of September 18, 2015 by and between Desktop Metal and Ric Fulop	S-4	10.18	10/15/2020
10.13**	Separation Agreement, dated as of July 11, 2022, by and between Desktop Metal and James Haley	8-K	10.1	7/12/2022
10.14**†	Separation Agreement, dated as of August 22, 2022, by and between Desktop Metal and Michael Jafar	10-Q	10.1	11/9/2022
10.15**	Offer Letter, dated as of October 21, 2022, by and between Desktop Metal and Jason Cole	8-K	10.1	10/26/2022
10.16**	Separation Agreement, dated as of November 6, 2022, by and between Desktop Metal and Arjun Aggarwal	10-Q	10.3	11/9/2022

10.17	Northwest Park Office Lease, dated as of August 23, 2016, by and between NWP Building 27 LLC and Desktop Metal, as amended by the First Amendment to Northwest Park Office Lease, dated as of October 3, 2017, by and between NWP Building 27 LLC and Desktop Metal, and the Second Amendment to Northwest Park Office Lease, dated as of June 26, 2023, by and between NWP Building 27 LLC and Desktop Metal	10-Q	10.2	8/3/2023
10.18†	BGO 500 Lease, dated as of October 7, 2021, by and between BGO 500 Research Owner LLC and Desktop Metal	10-K	10.20	3/15/2022
10.19	Lease Agreement for Commercial Premises, dated December 10, 2019, between ExOne GmbH and Solidas Immobilien and Grundbesitz GmbH	10-Q	10.3	5/10/2022
10.20	Addendum No. 1 to Lease Agreement for commercial Premises, dated December 10, 2019, between ExOne GmbH and Solidas Immobilien and Grundbesitz GmbH	10-Q	10.4	5/10/2022
10.21**	Desktop Metal, Inc. Severance and Change of Control Plan.	8-K	10.1	5/18/2023
10.22**	Form of Restrictive Covenant Agreement			*
21.1	Subsidiaries of the Company			*
23.1	Consent of Deloitte & Touche LLP			*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)			*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)			*
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350			*
97.1	Desktop Metal, Inc. Policy for Recovery of Erroneously Awarded Incentive Compensation.			*
101.INS	Inline XBRL Instance Document			*
101.SCH	Inline XBRL Taxonomy Extension Schema Document			*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document			*
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document			*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document			*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)			*
*	Filed with this Annual Report on Form 10-K.
**	Management contract or compensatory plan or arrangement.
†	Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2024.

DESKTOP METAL, INC.

By:	/s/ Ric Fulop
Ric Fulop
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date

/s/ Ric Fulop	Chief Executive Officer	March 15, 2024
Ric Fulop	(Principal Executive Officer)

/s/ Jason Cole	Chief Financial Officer	March 15, 2024
Jason Cole	(Principal Financial Officer and Principal Accounting Officer)

/s/ Scott Dussault	Director	March 15, 2024
Scott Dussault

/s/ James Eisenstein	Director	March 15, 2024
James Eisenstein

/s/ Dayna Grayson	Director	March 15, 2024
Dayna Grayson

/s/ Wen Hsieh	Director	March 15, 2024
Wen Hsieh

/s/ Jeff Immelt	Director	March 15, 2024
Jeff Immelt

/s/ Stephen Nigro	Director	March 15, 2024
Stephen Nigro

/s/ Steve Papa	Director	March 15, 2024
Steve Papa

/s/ Bilal Zuberi	Director	March 15, 2024
Bilal Zuberi

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Desktop Metal, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Desktop Metal, Inc., and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2024, expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses identified.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill - Impairment Assessment - Refer to Note 11 to the financial statements

Critical Audit Matter Description

The Company identified triggering events during the year ended December 31, 2023 requiring an evaluation of goodwill for impairment. The Company's evaluation of goodwill for impairment involves the comparison of the fair value of the Company's sole reporting unit to its carrying value. The Company determined the fair value of the reporting unit using the discounted cash flow method under the income approach, as well as the guideline public company method and guideline transaction company method under the market approach. These two approaches require management to make significant estimates and assumptions related to forecasts of future revenues, earnings before interest, taxes, depreciation, and amortization ("EBITDA") margins, discount rate, terminal growth rate, and the selection of guideline peer companies as well as guideline transactions. Changes in these assumptions could have a significant impact on the fair value of the reporting unit and the amount of any goodwill impairment recognized. The Company also used professional judgment to arrive at a control premium based on guideline transactions. This control premium was then applied to the minority value indicated under the guideline public company method. As a result of this evaluation, the reporting unit's carrying value exceeded its fair value and, therefore, an impairment charge of $112.9 million was recognized on the consolidated statement of operations for the twelve months ended December 31, 2023. The carrying value of goodwill was $0 million as of December 31, 2023 after recognition of the impairment charge.

Given the significant estimates and assumptions made by management to estimate the fair value of the single reporting unit and the sensitivity of operations to changes in demand and other market factors, performing audit procedures to evaluate the reasonableness of management's estimates and assumptions related to forecasts of future revenues and EBITDA margins, estimation of the discount rate, and selection of the terminal growth rate, control premium and guideline peer companies and guideline transactions for the Company required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future revenues and EBITDA margins, estimation of discount rate, and selection of the terminal growth rate, control premium and guideline peer companies and guideline transactions for the reporting unit subject to the fair value analysis included the following, among others:

●	Evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecast.
●	Evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, (3) external information.
●	With the assistance of our fair value specialists, we evaluated the reasonableness of:
o	the discount rate and terminal growth rate, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the assumptions selected by management.
o	the control premium utilized in the guideline company market approach, including testing the underlying source information and mathematical accuracy of the calculations, and comparing the control premium selected by management to the range observed for the guideline transactions.
o	the selection of guideline companies and guideline transactions utilized in the market approach, as well as the selected multiples.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 15, 2024

We have served as the Company's auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Desktop Metal, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Desktop Metal, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated March 15, 2024, expressed an unqualified opinion on those financial statements.

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

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2023, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 15, 2024

DESKTOP METAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$83,845	$76,291
Current portion of restricted cash	233	4,510
Short‑term investments	625	108,243
Accounts receivable	37,690	38,481
Inventory	82,639	91,736
Prepaid expenses and other current assets	11,105	17,155
Total current assets	216,137	336,416
Restricted cash, net of current portion	612	1,112
Property and equipment, net	35,840	56,271
Goodwill	—	112,955
Intangible assets, net	168,259	219,830
Other noncurrent assets	37,153	27,763
Total Assets	$458,001	$754,347
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,190	$25,105
Customer deposits	5,356	11,526
Current portion of lease liability	7,404	5,730
Accrued expenses and other current liabilities	27,085	26,723
Current portion of deferred revenue	11,739	13,719
Current portion of long‑term debt, net of deferred financing costs	330	584
Total current liabilities	70,104	83,387
Long-term debt, net of current portion	89	311
Convertible notes	112,565	111,834
Lease liability, net of current portion	23,566	17,860
Deferred revenue, net of current portion	3,696	3,664
Deferred tax liability	3,523	8,430
Other noncurrent liabilities	2,806	1,359
Total liabilities	216,349	226,845
Commitments and Contingencies (Note 17)
Stockholders’ Equity
Preferred Stock, $0.0001 par value—authorized, 50,000,000 shares; no shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	—	—
Common Stock, $0.0001 par value—500,000,000 shares authorized; 325,277,419 and 318,235,106 shares issued as of December 31, 2023 and December 31, 2022, respectively, 325,271,670 and 318,133,434 shares outstanding as of December 31, 2023 and December 31, 2022, respectively	33	32
Additional paid‑in capital	1,908,504	1,874,792
Accumulated deficit	(1,632,225)	(1,308,954)
Accumulated other comprehensive loss	(34,660)	(38,368)
Total Stockholders’ Equity	241,652	527,502
Total Liabilities and Stockholders’ Equity	$458,001	$754,347

See notes to consolidated financial statements.

DESKTOP METAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2023	2022	2021
Revenues
Products	$168,091	$190,248	$105,994
Services	21,607	18,775	6,414
Total revenues	189,698	209,023	112,408
Cost of sales
Products	184,614	178,952	87,450
Services	15,174	15,000	6,665
Total cost of sales	199,788	193,952	94,115
Gross profit (loss)	(10,090)	15,071	18,293
Operating expenses
Research and development	85,096	96,878	68,131
Sales and marketing	40,334	68,091	47,995
General and administrative	66,272	83,065	78,041
In-process research and development assets acquired	—	—	25,581
Impairment charges	8,518	—	—
Goodwill impairment	112,911	498,800	—
Total operating expenses	313,131	746,834	219,748
Loss from operations	(323,221)	(731,763)	(201,455)
Change in fair value of warrant liability	—	—	(56,576)
Interest expense	(4,099)	(1,743)	(149)
Interest and other (expense) income, net	944	(8,335)	(11,822)
Loss before income taxes	(326,376)	(741,841)	(270,002)
Income tax benefit	3,105	1,498	29,668
Net loss	$(323,271)	$(740,343)	$(240,334)
Net loss per share—basic and diluted	$(1.00)	$(2.35)	$(0.92)
Weighted average shares outstanding, basic and diluted	322,196	314,817	260,770

See notes to consolidated financial statements.

DESKTOP METAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended December 31,
	2023	2022	2021
Net loss	$(323,271)	$(740,343)	$(240,334)
Other comprehensive (loss) income, net of taxes:
Unrealized loss	(203)	(290)	(40)
Foreign currency translation adjustment	3,911	(31,664)	(6,365)
Total comprehensive (loss) income, net of taxes of $0	$(319,563)	$(772,297)	$(246,739)

See notes to consolidated financial statements.

DESKTOP METAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid‑in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss)	Equity

BALANCE—January 1, 2021	224,626,597	$23	$844,188	$(328,277)	$(9)	$515,925
Exercise of Common Stock options	5,732,247	1	6,425	—	—	6,426
Vesting of restricted Common Stock	491,293	—	—	—	—	—
Repurchase of shares for employee tax withholdings - RSA	(109,150)	—	(958)	—	—	(958)
Vesting of restricted share units	650,777	—	—	—	—	—
Repurchase of shares for employee tax withholdings - RSU	(61,498)	—	(541)	—	—	(541)
Issuance of Common Stock in connection with acquisitions	57,267,401	5	620,585	—	—	620,590
Issuance of Common Stock in connection with acquired in-process research and development	334,370	—	4,300	—	—	4,300
Stock‑based compensation expense	—	—	28,778	—	—	28,778
Vesting of Trine Founder Shares	1,850,938	—	—	—	—	—
Common Stock issued in connection with warrants exercised	20,690,975	2	320,567	—	—	320,569
Net loss	—	—	—	(240,334)	—	(240,334)
Other comprehensive loss	—	—	—	—	(6,405)	(6,405)
BALANCE—December 31, 2021	311,473,950	$31	$1,823,344	$(568,611)	$(6,414)	$1,248,350
Exercise of Common Stock options	2,310,931	—	3,190	—	—	3,190
Vesting of restricted Common Stock	157,131	—	—	—	—	—
Vesting of restricted share units	4,153,939	1	—	—	—	1
Repurchase of shares for employee tax withholdings - RSU	(74,719)	—	(243)	—	—	(243)
Issuance of common stock related to settlement of contingent consideration	112,202	—	500	—	—	500
Stock‑based compensation expense	—	—	48,001	—	—	48,001
Net loss	—	—	—	(740,343)	—	(740,343)
Other comprehensive loss	—	—	—	—	(31,954)	(31,954)
BALANCE—December 31, 2022	318,133,434	$32	$1,874,792	$(1,308,954)	$(38,368)	$527,502
Exercise of Common Stock options	1,006,046	—	1,203	—	—	1,203
Vesting of restricted Common Stock	95,859	—	—	—	—	—
Vesting of restricted share units	5,802,852	1	(1)	—	—	—
Repurchase of shares for employee tax withholdings - RSU	(211,314)	—	(250)	—	—	(250)
Issuance of common stock related to settlement of contingent consideration	444,793	—	797	—	—	797
Stock‑based compensation expense	—	—	31,963	—	—	31,963
Net loss	—	—	—	(323,271)	—	(323,271)
Other comprehensive income	—	—	—	—	3,708	3,708
BALANCE—December 31, 2023	325,271,670	$33	$1,908,504	$(1,632,225)	$(34,660)	$241,652

See notes to consolidated financial statements.

DESKTOP METAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(323,271)	$(740,343)	$(240,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	53,632	50,767	24,854
Stock‑based compensation	33,177	48,001	28,778
Impairment charges	8,518	—	—
Goodwill impairment	112,911	498,800	—
Inventory write-off	28,966	—	—
Change in fair value of warrant liability	—	—	56,576
Change in fair value of subscription agreement	—	—	2,920
Amortization of capitalized commissions	318	—	—
Amortization (accretion) of discount on investments	(490)	(888)	3,021
Amortization of debt financing cost	—	—	9
Amortization of deferred costs on convertible notes	731	453	—
Provision for bad debt	2,215	975	447
Provision for slow-moving, obsolete, and lower of cost or net realizable value inventories, net	17	(45)	—
Acquired in-process research and development	—	—	25,581
Loss on disposal of property and equipment	209	224	74
Net increase (decrease) in accrued interest related to marketable securities	238	847	(819)
Net unrealized (gain) loss on equity investment	464	6,332	9,660
Net unrealized (gain) loss on other investments	-	1,595	(130)
Deferred tax benefit	(3,105)	(1,498)	(29,668)
Change in fair value of contingent consideration	—	(1,567)	(429)
Foreign currency transaction (gain) loss	(613)	303	189
Changes in operating assets and liabilities:	—
Accounts receivable	(1,297)	6,737	(18,299)
Inventory	(19,079)	(28,183)	(16,962)
Prepaid expenses and other current assets	5,205	1,787	(8,937)
Other assets	4,265	2,505	(3)
Accounts payable	(6,894)	(6,595)	12,797
Accrued expenses and other current liabilities	1,966	(10,613)	(8,761)
Customer deposits	(6,169)	(2,037)	(2,569)
Current portion of deferred revenue	(1,962)	(4,749)	5,989
Change in right of use assets and lease liabilities, net	(6,626)	(4,298)	(641)
Other liabilities	1,679	(41)	1,609
Net cash used in operating activities	(114,995)	(181,531)	(155,048)
Cash flows from investing activities:
Purchases of property and equipment	(2,762)	(11,517)	(7,683)
Purchase of other investments	—	—	(3,620)
Proceeds from other investments	4,089	3,155	—
Purchase of equity investment	—	—	(20,000)
Proceeds from sale of property and equipment	9,942	6	44
Proceeds from policy buyout	—	—	333
Purchase of marketable securities	(4,973)	(158,404)	(330,873)
Proceeds from sales and maturities of marketable securities	112,719	248,150	243,349
Proceeds from capital grant	—	200	—
Cash paid to acquire in-process research and development	—	—	(21,220)
Cash paid for acquisitions, net of cash acquired	(1,750)	(23)	(287,624)
Net cash provided by (used in) investing activities	117,265	81,567	(427,294)
Cash flows from financing activities:
Proceeds from reverse recapitalization, net of issuance costs	—	—	—
Proceeds from the exercise of stock options	1,203	3,190	6,426
Proceeds from the exercise of stock warrants	—	—	170,665
Payment of taxes related to net share settlement upon vesting of restricted stock units	(250)	(243)	(541)
Repayment of loans	(419)	(542)	—
Proceeds from issuance of convertible notes	—	115,000	—
Costs incurred in connection with the issuance of convertible notes	—	(3,619)	—
Repayment of term loan	—	—	(10,000)
Net cash provided by financing activities	534	113,786	166,550

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(27)	(167)	(87)
Net increase (decrease) in cash, cash equivalents, and restricted cash	2,777	13,655	(415,879)
Cash, cash equivalents, and restricted cash at beginning of period	81,913	68,258	484,137
Cash, cash equivalents, and restricted cash at end of period	$84,690	$81,913	$68,258

Supplemental disclosures of cash flow information
Reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total shown in the consolidated statements of cash flows:
Cash and cash equivalents	$83,845	$76,291	$65,017
Restricted cash included in other current assets	233	4,510	2,129
Restricted cash included in other noncurrent assets	612	1,112	1,112
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$84,690	$81,913	$68,258

Supplemental cash flow information:
Interest paid	$6,900	$3,488	$148
Taxes paid	$—	$—	$150

Non‑cash investing and financing activities:
Net unrealized (gain) loss on investments	$(339)	$290	$40
Exercise of private placement warrants	$—	$—	$149,904
Common Stock issued for acquisitions	$—	$—	$620,590
Common Stock issued for acquisition of in-process research and development	$—	$—	$4,300
Common Stock issued for settlement of contingent consideration	$797	$500	$—
Accrued purchase price related to acquisitions	$—	$—	$1,800
Additions to right of use assets and lease liabilities	$13,926	$10,812	$5,582
Purchase of property and equipment included in accounts payable	$239	$516	$90
Purchase of property and equipment included in accrued expense	$31	$—	$38
Transfers from property and equipment to inventory	$2,214	$4,993	$1,068
Transfers from inventory to property and equipment	$1,566	$4,513	$1,435
Accrued contingent consideration in connection with acquisitions	$—	$—	$6,083
Taxes related to net share settlement upon vesting of restricted stock awards in accrued expense	$—	$—	$958
Deferred contract costs	$—	$1,341	$—
Equipment financing	$—	$175	$—

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

Risks and Uncertainties

The Company is subject to a number of risks similar to those of other companies of similar size in its industry, including, but not limited to, the need for successful development of products, the need for additional funding, competition from substitute products and services from larger companies, protection of proprietary technology, patent litigation, dependence on key individuals, and risks associated with changes in information technology. The Company has financed its operations to date primarily with proceeds from the sale of preferred stock, the Business Combination, and the sale of convertible senior notes due in 2027 (the “2027 Notes”) in May 2022. The Company’s long-term success is dependent upon its ability to successfully market its products and services; generate revenue; maintain or reduce its operating costs and expenses; meet its obligations; obtain additional capital when needed; and, ultimately, achieve profitable operations. Management believes that existing cash and investments as of December 31, 2023 will be sufficient to fund operating and capital expenditure requirements through at least twelve months from the date of issuance of these consolidated financial statements.

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

The Merger was subject to approval by shareholders of Stratsys and Desktop Metal. At an extraordinary general meeting of shareholders of Stratasys held on September 28, 2023, Stratasys shareholders did not approve the proposal related to the Merger Agreement. Accordingly, on September 28, 2023, Stratasys sent Desktop Metal a notice of termination of the Merger Agreement. As a result, and under the terms of the Merger Agreement, Stratasys paid $10.0 million to Desktop Metal for reimbursement of expenses, which is included in general and administrative expenses in the consolidated statements of operations. The $10.0 million of reimbursement was equal the expenses previously incurred; therefore, there was no gain recorded related to this item. The termination fee was paid on October 6, 2023.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the regulations of the U.S Securities and Exchange Commission (“SEC”).

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The functional currency of all wholly owned subsidiaries is U.S. Dollars. All intercompany transactions and balances have been eliminated in consolidation.

Assets Held for Sale

The Company classifies long-lived assets or asset groups that the Company plans to sell as held for sale on its consolidated balance sheets only after certain criteria have been met including: (i) management has the authority and commits to a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, (iii) an active program to locate a buyer and the plan to sell the asset have been initiated, (iv) the sale of the asset is probable within 12 months, (v) the asset is being actively marketed at a reasonable sales price relative to its current fair value, and (vi) it is unlikely that the plan to sell will be withdrawn or that significant changes to the plan will be made. The Company records assets or asset groups held for sale at the lower of their carrying value or fair value less costs to sell.

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

Differences arising from the translation of opening balance sheets of these entities to the rate at the end of the fiscal period are recognized in accumulated other comprehensive loss. The differences arising from the translation of foreign results at the average rate are also recognized in accumulated other comprehensive loss. Such translation differences are recognized as income or expense in the period in which the Company disposes of the operations.

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

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Short-Term Investments

The Company invests its excess cash in fixed income instruments denominated and payable in U.S. dollars including U.S. treasury securities, commercial paper, corporate bonds, government bonds, and asset-backed securities in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital. Short-term investments represent holdings of available-for-sale marketable securities in accordance with the Company’s investment policy and cash management strategy. Investments in marketable securities are recorded at fair value, with any unrealized gains and losses reported within accumulated other comprehensive is loss as a separate component of stockholders’ equity until realized or until a determination is made that an other-than-temporary decline in market value has occurred. When such reductions occur, the cost of the investment is adjusted to fair value through recording a loss on investments in the consolidated statements of operations. All investments in marketable securities mature within one year.

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

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Grants

The Company recognizes grants or subsidies from governments and other organizations when there is reasonable assurance that the Company will comply with any conditions attached to the grant arrangement and the grant will be received. The Company evaluates the conditions of the grant as of each reporting period to ensure that the Company has reached reasonable assurance of meeting the conditions of each grant arrangement and that it is expected that the grant will be received as a result of meeting the necessary conditions. Grants are recognized in the consolidated statements of operations on a systematic basis over the periods in which the Company recognized the related costs for which the grant is intended to compensate. Specifically, when government grants are related to reimbursements for operating expenses, the grants are recognized as a reduction of the related expense in the consolidated statements of operations. During the years ended December 31, 2023, 2022 and 2021, the Company recognized $0.1 million, $0.4 million, and $1.0 million, respectively, related to grants in the research and development line within the consolidated statements of operations.

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

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Concentrations of Credit Risk and Off-Balance-Sheet Risk

In the normal course of operations, ExOne GmbH issues short-term financial guarantees and letters of credit to third parties in connection with certain commercial transactions requiring security through a credit facility with a German bank. As of December 31, 2023, total outstanding financial guarantees and letters of credit issued were $0.1 million.

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

As of December 31, 2023, 2022, and 2021, no single customer accounted for more than 10% of revenue. As of December 31, 2023 and 2022, no single customer accounted for more than 10% of total accounts receivable.

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

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Goodwill

Goodwill represents the future economic benefits arising from other assets acquired in a business combination that is not individually identified and separately recorded. The excess of the purchase price over the estimated fair value of net assets of businesses acquired in a business combination is recognized as goodwill. Goodwill is not amortized but is tested for impairment at least annually (as of the first day of the fourth quarter) or as circumstances indicate the value may no longer be recoverable. To assess if goodwill is impaired, the Company performs a qualitative assessment to determine whether further impairment testing is necessary. The Company then compares the carrying amount of the single reporting unit to the fair value of the reporting unit. An excess carrying value over fair value would indicate that goodwill may be impaired. Due to sustained declines in the Company’s stock price and the stock prices of comparable companies, the Company performed interim quantitative assessments as of June 30, 2022 and December 31, 2022, utilizing a combination of the income and market approaches. The results of the quantitative analysis performed indicated that the carrying value of the reporting unit exceeded the fair value. As such, $498.8 million of goodwill impairment charges were recorded during the year ended December 31, 2022. The Company performed a quantitative assessment during its annual impairment review for 2023 as of October 1, 2023 and concluded that the fair value of the Company’s single reporting unit was not less than its carrying amount. Due to sustained declines in Company’s stock price and the stock prices of comparable companies, we performed a quantitative assessment as of December 31, 2023, utilizing a combination of the income and market approaches. The results of the quantitative analysis performed indicated that the carrying value of the reporting unit exceeded the fair value. As such, a goodwill impairment charge of $110.4 million was recorded. Additionally, during the year ended December 31, 2023, the Company recorded a goodwill impairment charge of $2.5 million related to the sale of Aerosint. The Company recorded a total of $112.9 million in goodwill impairment charges during the year ended December 31, 2023.

Intangible Assets

Intangible assets consist of identifiable intangible assets, including developed technology, trade names, and customer relationships, resulting from the Company’s acquisitions. The Company evaluates definite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If indicators of impairment are present, the Company then compares the estimated undiscounted cash flows that the specific asset is expected to generate to its carrying value. If such assets are impaired, the impairment recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. During the year ended December 31, 2023, the Company recorded impairment charges of intangible assets of $1.6 million. Intangible assets are amortized over their useful life.

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

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

research and development (“IPR&D”). Acquired IPR&D which has no alternative future use is recorded as in-process research and development expense at acquisition.

Impairment of Long-Lived Assets

The Company evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. The Company has concluded that through December 31, 2023, its long-lived assets are not impaired.

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

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Standards

Accounting Pronouncements Not Yet Adopted

Improvements to Income Tax Disclosures - In December 2023, the FASB issued accounting guidance to enhance the transparency and decision usefulness of income tax disclosures. The guidance includes improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid. This guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is in the process of evaluating when it will adopt this guidance and the potential effects this guidance will have on its disclosures.

3. REVENUE RECOGNITION

Contract Balances

The Company’s deferred revenue balance was $15.4 million and $17.4 million as of December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, the Company recognized $5.8 million of existing deferred revenue from 2022. During the year ended December 31, 2022, the Company recognized $14.3 million of existing deferred revenue from 2021. The deferred revenue consists of billed post-installation customer support and maintenance, cloud-based software licenses that are recognized ratably over the term of the agreement, and contracts that have outstanding performance obligations or contracts that have acceptance terms that have not yet been fulfilled.

Contract assets were not significant during the years ended December 31, 2023 and 2022.

Remaining Performance Obligations

As of December 31, 2023, the Company had $15.4 million of remaining performance obligations of which approximately $11.7 million is expected to be fulfilled over the next 12 months, notwithstanding uncertainty related to customer site readiness and unanticipated economic events, which could have an adverse effect on the timing of delivery and installation of products and or services to customers. In addition, the Company also had customer deposits of $5.4 million and $11.5 million as of December 31, 2023 and 2022.

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

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The goodwill resulting from the purchase price allocation is attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset) and the expected synergistic benefits of expanding the combined companies’ target markets both geographically and across industries.The $16.4 million of the goodwill recognized is deductible for income tax purposes. The Company incurred $4.8 million of acquisition-related and other transactional charges related to this acquisition, which are included in general and administrative expenses in the consolidated statements of operations.

EnvisionTEC’s results are included in the Company’s consolidated results for the partial year period from February 16, 2021 to December 31, 2021. For this period, EnvisionTEC’s net revenues were approximately $33.3 million and net loss was approximately $11.1 million.

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

Adaptive 3D’s results are included in the Company’s consolidated results for the partial year period from May 7, 2021 to December 31, 2021. For this period, Adaptive 3D’s revenues were approximately $1.1 million, and its net loss was approximately $4.9 million.

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

The acquisition included contingent consideration related to revenue metrics and technical milestones, with a fair value of $6.1 million as of the date of acquisition and a fair value of $2.6 million as of December 31, 2022. The Company will pay up to $5.5 million of contingent consideration based on stated revenue metrics, which had a fair value of $4.6 million as of the date of acquisition. During the year ended December 31, 2022, based on the relevant revenues earned during the first year of the three-year contingent consideration period, the Company paid $1.0 million in cash and $0.5 million in shares to Aerosint shareholders, resulting in a reduction of the contingent consideration liability, which has a remaining fair value of $1.1 million as of December 31, 2022. If Aerosint reaches certain product mass production technical milestones, the Company will pay out a maximum of $2.0 million in contingent consideration, which had a fair value of $1.5 million as of the date of acquisition, and a fair value of $1.5 million as of December 31, 2023. As of the date of acquisition, the fair value of the short-term liability was $1.4 million, and the long-term liability was $4.7 million, which the Company recorded in accrued expenses and other current liabilities and in contingent consideration, net of current portion, on the consolidated balance sheets. As of December 31, 2023, contingent consideration is recorded in accrued expenses and other current liabilities, in the consolidated balance sheets.

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

Aerosint’s results are included in the Company’s consolidated results for the partial year period from June 24, 2021 to December 31, 2021. For this period, Aerosint’s revenues were $0.6 million and net loss was $0.4 million.

On September 29, 2023, the Company completed the sale of Aerosint SA to Schaeffler AG.

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

Dental Arts Labs’ results are included in the Company’s consolidated results for the partial year period from July 30, 2021 to December 31, 2021. For this period, Dental Arts Labs’ revenues were $14.1 million and net loss was $0.3 million.

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

A.I.D.R.O.’s results are included in the Company’s consolidated results for the partial year period from September 7, 2021 to December 31, 2021. For this period, A.I.D.R.O.’s revenues were $1.7 million and net loss was $0.2 million.

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

Brewer Dental’s results are included in the Company’s consolidated results for the partial year period from October 14, 2021 to December 31, 2021. For this period, Brewer Dental’s revenues were $1.4 million and net income was $0.1 million.

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

May Dental’s results are included in the Company’s consolidated results for the partial year period from October 29, 2021 to December 31, 2021. For this period, May Dental’s revenues were $1.3 million and net loss was $0.1 million.

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

ExOne’s results are included in the Company’s consolidated results for the partial year period from November 12, 2021 to December 31, 2021. For this period, ExOne’s revenues were $15.5 million and net loss was $6.9 million.

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

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition of Meta Additive

On September 9, 2021, the Company acquired Meta Additive Ltd (“Meta Additive”), pursuant to a Stock Purchase Agreement of the same date. Meta Additive is engaged in research and development of binder jet printing. The purchase price consisted of cash consideration of $15.2 million, including transaction costs of $0.2 million. The Company concluded the arrangement did not result in the acquisition of a business, as substantially all of the fair value of the gross assets acquired was concentrated in in-process research and development for which there was no alternative future use. The Company accounted for the arrangement as an asset acquisition. In connection with the acquisition, the Company issued 1,101,592 restricted stock units with a fair value of $9.0 million as of the acquisition date to retain key employees of Meta Additive through the expected term to complete the development, which vest over a service period of 4 years and are accounted for as post-combination expense. In June 2022, per the terms of the acquisition agreement, the Company accelerated 895,044 RSUs for certain key employees in connection with the 2022 Initiative described in Note 24. Restructuring Charges.

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

Divestitures

During the year ended December 31, 2022, in connection with the Company’s strategic integration and cost optimization initiative (the “2022 Initiative”), as discussed in Note 24. Restructuring Charges, the Company approved a plan to sell a facility in Troy, Michigan, as well as related equipment in the facility. On March 31, 2023, in connection with the 2022 Initiative, the Company approved a plan to sell a facility in North Huntingdon, Pennsylvania.

The Company ceased recording depreciation on these assets upon meeting the held for sale criteria. As of December 31, 2022, the total carrying value of assets held for sale was $0.8 million.

During the year ended December 31, 2023, the Company completed the sales of the Troy, Michigan and the North Huntington, Pennsylvania facilities for a combined $6.9 million in proceeds. The Company recorded an immaterial loss on the sale of the facilities in the consolidated statements of operations.

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 29, 2023, the Company entered into a Stock Purchase Agreement with Industriewerk Shaeffler INA-Ingenieurdienst-, Gesellshaft mit beschrankter Haftung. (“Shaeffler”), (the “Buyer”), related to the sale of Aerosint, a wholly owned subsidiary of the Company, for a $4.1 million all in cash selling price, net of cost of sell. The transaction was completed on September 29, 2023.

Before measuring the fair value less costs to sell of the disposal group as a whole, the Company first reviewed individual assets and liabilities to determine if any fair value adjustments were required and concluded no individual asset impairments were required. Then, based on the purchase and sale agreement entered into by the Company and the Buyer, the Company determined the fair value of the disposal group to be equal to the selling price, less costs to sell. Based on this review, the Company recorded a non-cash goodwill impairment charge of $2.5 million reflected in the third quarter of 2023 as the sale was considered to be a triggering event to evaluate goodwill impairment. Additionally, the Company, recorded an impairment charge of $6.9 million related to the asset group value, which includes $2.6 million of cumulative foreign currency translation adjustment. The sale of Aerosint did not represent a strategic shift that would have a major effect on the Company’s operations or financial results, therefore it is not presented as a discontinued operation.

5. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company’s cash equivalents and short-term investments are invested in the following (in thousands):

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$40,799	$—	$—	$40,799
Total cash equivalents	40,799	—	—	40,799
Total cash equivalents and short-term investments	$40,799	$—	$—	$40,799

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$51,274	$—	$—	$51,274
Total cash equivalents	51,274	—	—	51,274
Commercial paper	39,781	—	—	39,781
Corporate bonds	28,970	—	(156)	28,814
U.S. Treasury securities	19,896	—	(78)	19,818
Government bonds	14,846	—	(102)	14,744
Asset-backed securities	4,000	—	(2)	3,998
Total short-term investments	107,493	—	(338)	107,155
Total cash equivalents and short-term investments	$158,767	$—	$(338)	$158,429

During the year ended December 31, 2021, the Company made a $20.0 million investment in equity securities of a publicly-traded company. The Company records this investment at fair value within short-term investments, which was $0.6 million and $1.1 million as of the years ended December 31, 2023 and 2022. Prior to the investment, the Company entered into a subscription agreement to purchase the investment, resulting in a subscription agreement liability which was derecognized upon investment. During the years ended December 31, 2023 and 2022, the Company recorded an unrealized loss due to the change in fair value of the equity securities of $0.5 and $6.3 million, respectively, in interest and other (expense) income, net in the consolidated statements of operations.

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

	December 31, 2023
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Items	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$40,799	$—	$—	$40,799
Equity securities	625	—	—	625
Other investments	—	—	2,000	2,000
Total assets	$41,424	$—	$2,000	$43,424

	December 31, 2022
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Items	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$51,274	$—	$—	$51,274
Commercial paper	—	39,781	—	39,781
Corporate bonds	—	28,814	—	28,814
U.S. Treasury securities	—	19,818	—	19,818
Government bonds	—	14,744	—	14,744
Asset-backed securities	—	3,998	—	3,998
Equity securities	1,088	—	—	1,088
Other investments	—	—	2,000	2,000
Total assets	$52,362	$107,155	$2,000	$161,517
Liabilities:
Contingent consideration	$—	$—	$2,587	$2,587
Total liabilities	$—	$—	$2,587	$2,587

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

Equity securities include investments made via publicly-traded securities. The Company has determined that the estimated fair value of its equity securities is reported as Level 1 financial assets as they are based on quoted market prices in active markets for identical assets. During the years ended December 31, 2023 and 2022, the Company recognized a loss on its equity security of $0.5 million and $6.3 million, respectively, due to the change in fair value of the equity securities in interest and other (expense) income, net in the consolidated statements of operations. Additionally, for the year ended December 31, 2021, the Company recorded an initial subscription agreement liability of $0.5 million related to this investment and recognized a loss on the subscription agreement liability of $2.4 million, for a total loss of $12.6 million on its equity security. The initial subscription liability was recorded as a Level 3 liability as a result of the discount for lack of marketability. Upon investment, the liability was derecognized and the investment was recorded as a Level 3 investment because the equity security was not registered for resale and a discount for lack of marketability was still applied. Subsequently, the security was registered and the investment was transferred from Level 3 to Level 1.

Other investments include investments made via convertible debt instruments totaling $2.0 million and $2.0 million for the years ended December 31, 2023 and 2022. The other investments are reported as a Level 3 financial asset because the methodology used to develop the estimated fair values includes significant unobservable inputs reflecting management’s own assumptions. Assumptions used in determining the fair value of convertible debt instruments include the rights and obligations of the notes the Company holds as well as the probability of a qualified financing event, acquisition, or change in control. During the year ended December 31, 2023, the Company did not recognize a gain or loss on convertible debt instruments. During the year ended December 31, 2022, the Company recognized a loss of $1.6 million on convertible debt instruments. During the year ended December 31, 2022, $3.1 million of the outstanding convertible debt instruments was repaid in full.

The Aerosint acquisition included contingent consideration related to revenue metrics and technical milestones, with a fair value of $6.1 million as of the date of acquisition and no remaining fair value as of December 31, 2023. The contingent consideration liability was valued using a Monte Carlo simulation in a risk-neutral framework as well as a scenario-based approach (both special cases of the income approach), based on key inputs that are not all observable in the market and is classified as a Level 3 liability. The Company assesses the fair value of the contingent consideration liability at each reporting period, with any subsequent changes to the fair value of the liability reflected in the consolidated statement of operations until the liability is settled. During the year ended December 31, 2023, the Company derecognized the remaining contingent consideration of $0.2 million upon the sale of Aerosint. During the year ended December 31, 2022, the Company recognized a gain in fair value of contingent consideration of $1.6 million. During the year ended December 31, 2023, the Company paid $1.6 million in cash and $0.8 million in shares to Aerosint in connection with the achievement of revenue and technical milestones. During the year ended December 31, 2022, based on the relevant revenues earned during the first year of the three-year contingent consideration period, the Company paid $1.0 million in cash and $0.5 million in shares to Aerosint. As of December 31, 2023, no contingent consideration is recorded in accrued expenses and other current liabilities in the consolidated balance sheets.

The fair value of the Private Placement Warrants, defined in Note 19. Stockholders’ Equity, was estimated using the Black-Scholes option pricing model and was classified as a Level 3 financial instrument. The significant assumptions used in the model were the Company’s stock price, exercise price, expected term, volatility, interest rate, and dividend yield. During the year ended December 31, 2021, the Company recognized a loss of $56.6 million on the Private Placement Warrants. The Private Placement Warrants were all exercised as of March 2, 2021.

There were no transfers between fair value measure levels during the years ended December 31, 2023 and 2022. The following table presents information about the Company’s movement in Level 3 assets measured at fair value (in thousands):

	Year Ended December 31,
	2023	2022
Balance at beginning of period	$2,000	$6,750
Changes in fair value	—	(1,650)
Disposals	—	(3,100)

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance at end of period	$2,000	$2,000

The following table presents information about the Company’s movement in Level 3 liabilities measured at fair value (in thousands):

	Year Ended December 31,
	2023	2022
Balance at beginning of period	$2,587	$5,654
Payment of contingent consideration liability	(2,390)	(1,500)
Sale of Aerosint	(197)	—
Changes in fair value	—	(1,567)
Balance at end of period	$—	$2,587

In

7. ACCOUNTS RECEIVABLE

The components of accounts receivable are as follows (in thousands):

	December 31,	December 31,
	2023	2022
Trade receivables	$41,132	$40,121
Allowance for doubtful accounts	(3,442)	(1,640)
Total accounts receivable	$37,690	$38,481

The following table summarizes activity in the allowance for doubtful accounts (in thousands):

	December 31,	December 31,
	2023	2022
Balance at beginning of period	$1,640	$665
Provision for uncollectible accounts, net of recoveries	2,215	1,393
Uncollectible accounts written off	(413)	(418)
Balance at end of period	$3,442	$1,640

8. INVENTORY

Inventory consists of the following (in thousands):

	December 31,	December 31,
	2023	2022
Raw materials	$26,449	$41,971
Work in process	16,556	11,936
Finished goods:
Deferred cost of sales	1,279	3,602
Manufactured finished goods	38,355	34,227
Total finished goods	39,634	37,829
Total inventory	$82,639	$91,736

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consists of the following (in thousands):

	December 31,	December 31,
	2023	2022
Prepaid operating expenses	$4,618	$5,705
Prepaid dues and subscriptions	1,959	2,674
Property and equipment held for sale, net of accumulated depreciation	—	830
Prepaid insurance	842	798
Government grants receivable	—	429
Prepaid taxes	796	395
Prepaid rent	471	383
Other	2,419	5,941
Total prepaid expenses and other current assets	$11,105	$17,155

10. PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following (in thousands):

	December 31,
	2023	2022
Equipment	$46,351	$48,632
Leasehold improvements	20,303	18,527
Land and buildings	7,840	15,893
Construction in process	3,374	5,008
Furniture and fixtures	1,950	2,396
Software	1,899	2,183
Tooling	2,287	2,145
Computer equipment	2,166	2,076
Automobiles	1,032	1,180
Property and equipment, gross	87,202	98,040
Less: accumulated depreciation	(51,362)	(41,769)
Total property and equipment, net	$35,840	$56,271

For the years ended years ended December 31, 2023, 2022 and 2021, depreciation expense was $12.0 million, $12.1 million, and $8.5 million, respectively.

11. GOODWILL & INTANGIBLE ASSETS

There was no goodwill balance at December 31, 2023. The carrying amount of goodwill as of December 31, 2022 was $113.0 million, and was recorded in connection with the Company’s acquisitions. The goodwill activity is as follows (in thousands):

	2023	2022
Balance, beginning of year	$112,955	$639,301
Goodwill impairment	(112,911)	(498,800)
Foreign currency translation adjustment	(44)	(26,940)
Measurement period adjustments(1)	—	(606)
Balance, end of year	$—	$112,955

(1)Represents final measurement period adjustments related to the May Dental and ExOne acquisitions. Refer to Note 4. Acquisitions for further information.

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company performed a quantitative assessment during its annual impairment review for 2023 as of October 1, 2023 and concluded that the fair value of the Company’s single reporting unit was not less than its carrying amount. Due to sustained declines in Company’s stock price and the stock prices of comparable companies, we performed a quantitative assessment as of December 31, 2023, utilizing a combination of the income and market approaches. The results of the quantitative analysis performed indicated that the carrying value of the reporting unit exceeded the fair value. As such, a goodwill impairment charge of $110.4 million was recorded. Additionally, during the year ended December 31, 2023, the Company recorded a goodwill impairment charge of $2.5 million related to the sale of Aerosint. The Company recorded a total of $112.9 million in goodwill impairment charges during the year ended December 31, 2023.

Due to sustained declines in the Company’s stock price and the stock prices of comparable companies, we performed interim quantitative assessments as of June 30, 2022 and December 31, 2022, utilizing a combination of the income and market approaches. The results of the quantitative analysis performed indicated that the carrying value of the reporting unit exceeded the fair value. As such, $498.8 million of goodwill impairment charges was recorded during the year ended December 31, 2022. The Company did not record any goodwill impairment charges during the years ended December 31, 2021.

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

The following table sets forth the major categories of intangible assets and the weighted-average remaining useful lives for those assets that are not already fully amortized (in thousands):

		December 31, 2023			December 31, 2022
	Weighted Average	Gross		Net	Gross		Net
	Remaining Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Lives (in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired technology (1)	7.7	$185,222	$65,724	$119,498	$196,367	36,919	159,448
Trade name	9.8	12,302	3,952	8,350	12,459	2,374	10,085
Customer relationships	8.9	68,378	27,968	40,410	67,915	17,663	50,252
Capitalized software	-	518	518	—	518	473	45
Total intangible assets		$266,421	$98,162	$168,259	$277,259	$57,429	$219,830

(1)The gross and net value as of December 31, 2023 reflect a reduction of $1.6 million in impairment charges.

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized amortization expense for years ended December 31, 2023, 2022 and 2021, respectively, as follows (in thousands):

	Statement of	Year Ended December 31,
Category	Operations Line Item	2023	2022	2021
Acquired technology	Cost of Sales	$27,789	$23,707	$8,569
Acquired technology	Research and Development	2,000	1,748	1,761
Trade name	General and Administrative	1,648	1,688	685
Customer relationships	Sales and Marketing	10,135	11,412	6,339
Capitalized software	Research and Development	45	107	161
		$41,617	$38,662	$17,515

The Company expects to recognize the following amortization expense (in thousands):

Amortization Expense
2024	$39,597
2025	37,202
2026	27,488
2027	19,627
2028	13,512
2029 and after	30,833
Total intangible amortization	$168,259

12. OTHER NONCURRENT ASSETS

The following table summarizes the Company’s components of other noncurrent assets (in thousands):

	December 31,	December 31,
	2023	2022
Right of use asset	$29,724	$22,147
Other investments	2,000	2,000
Long-term deposits	491	573
Cloud computing arrangements	3,409	—
Other	1,529	3,043
Total other noncurrent assets	$37,153	$27,763

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the Company’s components of accrued expenses and other current liabilities (in thousands):

	December 31,
	2023	2022
Compensation and benefits related	$9,052	$8,058
Warranty reserve	4,602	4,301
Current portion of contingent consideration	—	2,587
Current portion of acquisition consideration	358	1,750
Franchise and royalty fees	2,267	1,448
Inventory purchases	1,372	925
Professional services	890	917
2027 Notes Interest	882	901
Commissions	816	897
Income tax payable	1,316	761
Sales and use and franchise taxes	573	286
Other	4,957	3,892
Total accrued expenses and other current liabilities	$27,085	$26,723

The Company recorded warranty reserve for the years ended December 31, 2023, 2022 and 2021, respectively, as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Warranty reserve, at the beginning of the period	$4,301	$4,048	$1,553
Warranty reserve assumed in acquisition	—	—	1,389
Additions to warranty reserve	4,174	4,484	2,576
Claims fulfilled	(3,873)	(4,231)	(1,470)
Warranty reserve, at the end of the period	$4,602	$4,301	$4,048

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

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2027 Notes are valued as a single liability measured at amortized cost, which approximates fair value, as no other features require bifurcation and recognition as derivatives. The following table presents the outstanding principal amount and carrying value of the 2027 Notes as of the date indicated (in thousands):

	December 31,	December 31,
	2023	2022
Principal	$115,000	$115,000
Unamortized debt discount	(1,924)	(2,502)
Unamortized debt issuance costs	(511)	(664)
Net carrying value	$112,565	$111,834

The annual effective interest rate for the 2027 Notes was approximately 6.1%. Interest expense related to the 2027 Notes for the periods presented below are as follows (in thousands):

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Coupon interest	$6,995	$4,389
Amortization of debt discount	576	358
Amortization of transaction costs	152	95
Total interest expense	$7,723	$4,842

Bank Debt—In connection with the acquisition of A.I.D.R.O., the Company acquired three loans (“Bank Loans”) totaling $1.1 million in aggregate. The Bank Loans have a term of 4.5 years and mature from September 2024 through September 2025, with interest rates ranging from 1.70% to 2.10%. Payments of principal and interest are made quarterly. During the year ended December 31, 2022, the Company paid $0.3 million and $0.6 million remains outstanding, and as of December 31, 2022, $0.3 million of the outstanding debt is recorded within current portion of long-term debt, net of deferred financing costs, and $0.3 million is recorded within long-term debt, net of current portion, in the consolidated balance sheets. During the year ended December 31, 2023, the Company paid $0.3 million and $0.3 million remains outstanding, and as of December 31, 2023, $0.2 million of the outstanding debt is recorded within current portion of long-term debt, net of deferred financing costs, and $0.1 million is recorded within long-term debt, net of current portion, in the consolidated balance sheets.

15. OTHER NONCURRENT LIABILITIES

The following table summarizes the Company’s components of other noncurrent liabilities (in thousands):

	December 31,	December 31,
	2023	2022
Taxes payable	$776	$1,034
Acquisition consideration	—	—
Other	2,030	325
Total other noncurrent liabilities	$2,806	$1,359

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. LEASES

Lessee

As of December 31, 2023, the Company recorded $29.7 million as a right of use asset and $31.0 million as a lease liability. As of December 31, 2022, the Company recorded $22.1 million as a right of use asset and $23.6 million as a lease liability. The Company assesses its right of use asset and other lease-related assets for impairment. There were no impairments recorded related to these assets during the years ended December 31, 2023 and 2022.

The Company reviews all supplier, vendor, and service provider contracts to determine whether any service arrangements contain a lease component. The Company identified two service agreements that contain an embedded lease. The agreements do not contain fixed or minimum payments, and the variable lease expense was immaterial during the years ended December 31, 2023 and 2022.

Information about other lease-related balances is as follows (in thousands):

	Years Ended December 31,
	2023	2022
Lease cost
Operating lease cost	$7,421	$5,718
Short‑term lease cost	104	292
Variable lease cost	235	245
Finance lease cost	141	92
Total lease cost	$7,901	$6,347
Other Information
Operating cash flows used in operating leases	$8,073	$6,352
Operating cash flows used in finance leases	25	81
Weighted‑average remaining lease term—operating leases (years)	4.3	5.0
Weighted‑average remaining lease term—finance leases (years)	6.3	7.8
Weighted‑average discount rate—operating leases	6%	4.3%
Weighted‑average discount rate—finance leases	3.1%	3.1%

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

Future minimum lease payments under noncancelable operating leases as of December 31, 2023, are as follows (in thousands):

	Operating Leases	Finance Leases
2024	$9,117	$79
2025	8,613	78
2026	6,818	78
2027	4,992	78
2028	3,285	78
2029 and after	1,695	243
Total lease payments	34,520	634
Less amount representing interest	(4,114)	(70)
Total lease liability	30,406	564
Less current portion of lease liability	(7,341)	(63)
Lease liability, net of current portion	$23,065	$501

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2023, the Company does not have material operating leases that have not commenced.

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

On October 20, 2023, purported stockholder Pietro Campanella filed an amendment to the November 21, 2021 class action complaint in Delaware Court of Chancery (Campanella v. Rockwell, Case No. 2021-1013-LWW). Campanella asserts breach of fiduciary duty claims against former directors and officers of The ExOne Company and aiding and abetting claims against Desktop Metal in connection with the ExOne Merger. Campanella generally alleges that ExOne’s merger proxy statement and supplemental disclosures did not adequately disclose information related to Desktop Metal’s whistleblower investigation at one of its subsidiaries, EnvisionTEC, and resignation of EnvisionTEC CEO and Desktop Metal Board member, Ali El-Siblani, prior to the stockholder vote on the merger. Defendants filed a motion to dismiss the amended class action complaint on January 12, 2024. Plaintiff’s opposition to Defendants’ motion is due April 5, 2024, and Defendants’ reply is due May 10, 2024.

On November 21, 2023, alleged stockholders Denish Bhavsar and Samhita Gera filed a derivative complaint in the United States District Court for the District of Delaware on behalf of Desktop Metal against current and former directors and officers of Desktop Metal (C.A. No. 23-1339-GBW). The complaint alleges claims for breach of fiduciary duty, unjust enrichment, waste, abuse of control, gross mismanagement, violations of Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), SEC Rule 14a-9, and contribution under Sections 10(b) and 21D of the Exchange Act. On January 9, 2024, the court granted the parties’ joint stipulation to stay the case and consolidate the case with another derivative action pending in the United States District Court for the District of Delaware, Cherry v. Fulop, et al., C.A. No. 22-962-GBW.

As previously disclosed, four alleged shareholders of Desktop Metal stock filed purported securities class action complaints in the United States District Court for the District of Massachusetts, alleging that Desktop Metal and certain of its officers and directors violated Sections 10(b) and 20(a) of the Securities and Exchange Act by making false or misleading statements regarding EnvisionTEC’s manufacturing and product compliance practices and procedures. Plaintiffs filed a Consolidated Complaint on December 19, 2022. The parties completed briefing on the motion to dismiss in May 2023, and Judge Indira Talwani held oral argument on September 13, 2023. The Court issued a decision dismissing the Consolidated Complaint with prejudice and entered

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Judgment for defendants on September 21, 2023. On October 13, 2023, Lead Plaintiff Sophia Zhou (“Appellant”) filed a Notice of Appeal. Appellant filed her opening brief on February 28, 2024, and the parties anticipate that they will complete briefing by May 2024.

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

Commitments

The Company has also entered into licensing and royalty agreements with certain manufacturing and software companies and universities related to the use of patented technology. Under the terms of each agreement, the Company has made initial, immaterial one-time payments and is obligated to pay a set percentage, ranging from 4% -  13%, of all consideration received by the Company for sales of related products and services, until the agreements are terminated. The Company’s aggregate minimum annual commitment under these contracts is $0.6 million. During the years ended December 31, 2023 and 2022, the Company recorded immaterial licensing and royalty fees.

Within the Company’s normal course of operations, it issues short-term financial guarantees and letters of credit through credit facilities with German banks to third parties in connection with certain commercial transactions requiring security. The credit facility provides a capacity amount of $11.6 million for the issuance of financial guarantees and letters of credit for commercial transactions requiring security. The credit facilities do not require cash collateral for the issuance of financial guarantees and letters of credit for commercial transactions requiring security for amounts up to $3.3 million. Amounts in excess of $3.3 million require cash collateral under the credit facility.

As of December 31, 2023, total outstanding financial guarantees and letters of credit issued by the Company under the credit facility were $0.1 million, which have expiration dates ranging from January 2024 to September 2024. As of December 31, 2023, cash collateral of $0.1 million was required for financial guarantees and letters of credit issued under the credit facility, and is included in current portion of restricted cash in the consolidated balance sheets.

As of December 31, 2023, the Company has a future purchase commitment through December 31, 2024 of $15.8 million for equipment that it plans to lease to customers in connection with digital dentistry solution offerings related to our Desktop Labs platform.

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. INCOME TAXES

During the years ended December 31, 2023, 2022, and 2021, the Company recorded $3.1 million, $1.5 million and $29.7 million, respectively, of income tax benefit, which was primarily driven by book losses and a partial release of the valuation allowance related to the deferred tax liabilities acquired on various acquisitions during 2021. For financial reporting purposes, loss before provision for income taxes, includes the following components (in thousands):

	Years Ended December 31,
	2023	2022	2021
Domestic	$(262,779)	$(474,942)	$(252,343)
Foreign	(63,597)	(266,899)	(17,659)
Loss before income taxes	$(326,376)	$(741,841)	$(270,002)

The provision (benefit) for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2023	2022	2021
Current:
Federal	$(257)	$—	$(33)
Foreign	657	368	—
State	45	35	20
Total Current	445	403	(13)
Deferred:
Federal	(892)	196	(23,378)
State	(148)	16	(5,494)
Foreign	(2,510)	(2,113)	(783)
Total Deferred	(3,550)	(1,901)	(29,655)
Benefit for income taxes	$(3,105)	$(1,498)	$(29,668)

A reconciliation of the expected income tax benefit computed using the federal statutory income tax rate to the Company’s effective income tax rate for the years ended December 31, 2023, 2022 and 2021, is as follows:

	Years Ended December 31,
	2023	2022	2021
Effective income tax rate:
Expected income tax benefit at the federal statutory rate	21%	21%	21%
State taxes	1%	2%	(2)%
Change in valuation allowance	(15)%	(9)%	(4)%
Goodwill impairment	(9)%	(15)%	—%
Research and development credit carryover	—%	—%	(1)%
Stock-based compensation expense	(1)%	(1)%	3%
Warrant Expense	—%	—%	(5)%
Permanent differences	—%	—%	—%
Other	4%	2%	(1)%
Effective income tax rate	1%	(0)%	11%

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of the years ended December 31, 2023 and 2022, deferred tax assets and liabilities consist of the following (in thousands):

	Years Ended December 31,
	2023	2022
Deferred tax assets:
Federal and state net operating carryforwards	$181,666	$185,842
Research and development and other credits	10,974	10,974
Start-up costs	11,548	11,854
Stock-based compensation	3,630	3,554
Capitalized research and development	53,702	20,793
Reserves and accruals	4,034	3,311
Deferred lease liability	11,456	7,581
Depreciation	140	—
Divisional foreign entity deferred	—	—
Other deferred tax assets	7,885	7,960
Total gross deferred tax asset	285,035	251,869
Valuation allowance	(244,400)	(195,309)
Net deferred tax asset	40,635	56,560
Deferred tax liabilities:
Right‑of‑use asset	(11,159)	(7,234)
Intangible assets	(32,999)	(56,794)
Depreciation	—	(962)
Other	—	—
Total deferred tax liabilities	(44,158)	(64,990)
Net deferred tax liability	$(3,523)	$(8,430)

Realization of deferred tax assets is dependent upon the generation of future taxable income. As required by ASC 740 Income Taxes, the Company evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets as of December 31, 2023. As a result of the fact that the Company has incurred tax losses from inception, the Company has determined that it was more likely than not that the Company would not realize the benefits of federal and state net deferred tax assets nor the benefits of deferred tax assets in certain non-U.S. jurisdictions.

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

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2023 and 2022 were as follows (in thousands):

	Years Ended December 31,
	2023	2022
Valuation allowance at beginning of the year	$195,309	$127,150
Increases recorded to income tax provision	52,420	68,159
Decreases recorded as a benefit to income tax provision	(3,329)	—
Valuation allowance at end of year	$244,400	$195,309

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of the years ended December 31, 2023 and 2022, the Company had federal net operating loss carryforwards of $700.0 and $692.8 million, respectively, which may be available to reduce future taxable income. $118.1 million of carryforwards generated in 2017 and prior expire at various dates through 2037. The $581.9 million in carryforwards generated from 2018 forward do not expire. As of the years ended December 31, 2023 and 2022, the Company had State net operating loss carryforwards of $420.8 million and $387.7 million, respectively, which may be available to reduce future taxable income. These carryforwards expire at various dates through 2043. In addition, the Company had federal and state research and development tax credit carryforwards of $10.9 million available to reduce future tax liabilities, which will expire at various dates through 2043.

The Company has foreign net operating loss carryforwards available to reduce taxable income in Germany, Japan, and Italy. As of the years ended December 31, 2023 and 2022, the Company had total foreign net operating loss carryforwards of $23.4 million and $35.4 million, respectively. In Germany, the Company has $20.2 million of net operating loss carryforwards, which have an unlimited carryforward period and do not expire. The Company has smaller loss carryforwards in Italy and Japan.

Utilization of the Company’s net operating loss (“NOL”) carryforwards and research and development (“R&D”) credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future in accordance with Section 382 of the Internal Revenue Code of 1986 (“Section 382”) as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and taxes, respectively. In general, an ownership change as defined by Section 382 results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three year period. During the year ended December 31, 2022, the Company has completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception. The study concluded that multiple changes of control did occur since inception and that the net operating loss carryforwards and research and development tax credit carryforwards are subject to an annual limitation under Section 382. As of December 31, 2023, $434.7 million in federal carryforwards and $5.9 million of federal R&D credit carryforwards are subject to limitation.

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

In the U.S., the Company files income tax returns in the U.S. federal tax jurisdiction and various states. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years after 2019; and for 2019 and earlier years to the extent of the losses carried forward from such earlier years. The Company is currently not under examination by the Internal Revenue Service or any other jurisdiction for any tax years. The Company remains subject to non-U.S. income tax examinations in various jurisdictions for tax years 2018 through 2023.

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2023, the Company has a liability of $0.8 million for uncertain tax positions acquired in various acquisitions during 2021. None of these positions are expected to reverse within twelve months. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. At December 31, 2023, the Company had a balance in accrued interest and penalties related to uncertain tax positions of $0.1 million. A reconciliation of the beginning and ending amount of unrecognized tax liabilities as of the years ended December 31, 2023 and 2022 is as follows (in thousands):

	Years Ended December 31,
	2023	2022
Unrecognized tax liability, beginning of year	$997	$997
Unrecognized tax liability acquired through purchase accounting	—	—
Decreases for tax positions taken related to a prior period	(221)	—
Unrecognized tax liability, end of year	$776	$997

The Company intends to permanently reinvest all earnings of its international subsidiaries in order to support the current and future capital needs of their operations in the foreign jurisdictions.

19. STOCKHOLDERS’ EQUITY

The Company’s authorized shares consisted of 500,000,000 shares of Class A Common Stock, $0.0001 par value per share(the “Common Stock”) and 50,000,000 shares of Preferred Stock, $0.0001 par value (the “Preferred Stock”).

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

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s Private Placement Warrants were classified as liabilities, and were measured at fair value through earnings. During the year ended December 31, 2021, the Company recorded a $56.6 million loss related to the change in fair value of the Private Placement Warrants, which were remeasured through the date of each exercise, calculated using the Black-Scholes warrant pricing model with the following assumptions:

Year Ended December 31,
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

20. STOCK-BASED COMPENSATION

The 2020 Incentive Award Plan (the “2020 Plan”) allows for the award of incentive and nonqualified stock options, restricted stock, and other stock-based awards to employees, officers, directors, consultants, and advisers of the Company. As of December 31, 2023, the number of shares available for future issuance is 28,210,509 under the 2020 Plan. In addition, the number of shares of common stock available for issuance under the 2020 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2030 equal to the lesser of (i) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the Board of Directors. On January 1, 2024, 16,263,584 shares were added as available for issuance to the 2020 Plan.

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

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

development within the Company, the composition and ability of the current engineering and management team, an evaluation and benchmark of the Company’s competition, the current climate in the marketplace, the illiquid nature of the Common Stock, arm’s-length sales of the Company’s capital stock, and the prospects of a liquidity event, among others.

During the years ended December 31, 2023, 2022 and 2021, the Company did not grant any options to purchase shares of Common Stock to employees or non-employees.

The option activity of the Plans for the year ended December 31, 2023, is as follows (shares in thousands):

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic Value
	Shares	per Share	(in years)	(in thousands)
Outstanding at January 1, 2023	8,423	$1.83	6.02	922
Granted	—	$—		—
Exercised	(1,006)	$1.20		941
Forfeited/expired	(1,253)	$2.32		36
Outstanding as of December 31, 2023	6,164	$1.83	4.97	140
Options vested as of December 31, 2023	5,793	$1.85	4.87	140
Options vested or expected to vest as of December 31, 2023	6,162	$1.83	4.97	140

There were no options granted in 2023 and 2022; therefore, no weighted-average grant date fair value for the years ended December 31, 2023 and 2022. The weighted-average grant-date fair value for options granted during the years ended December 31, 2021 was approximately 5.24. The aggregate intrinsic value of options exercised during the years ended December 31, 2023, 2022, and 2021 was $0.9 million, $4.7 million, and $57.2 million, respectively.

The total stock-based compensation expense related to stock options during the years ended December 31, 2023, 2022 and 2021 was $1.4 million, $2.8 million, and $6.9 million, respectively. Total unrecognized stock-based compensation expense related to unvested stock options as of December 31, 2023 aggregated $0.7 million and is expected to be recognized over a weighted-average period of 0.6 years.

Performance-Based Stock Options (included above)

During the year ended December 31, 2020, 560,256 performance-based stock options were granted to key employees of the Company. These awards vest upon the achievement of certain performance milestones by the Company and prescribed service milestones by the employee. During the year ended December 31, 2021, 83,958 performance-based stock options were forfeited due to employee termination. During the year ended December 31, 2022, 290,038 performance-based stock options were forfeited due to employee termination and the remaining 186,260 performance-based stock options outstanding expired without vesting as the performance milestones were not achieved by the Company. As of December 31, 2023, no unrecognized compensation cost remains.

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

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The activity for stock subject to vesting under the Plans for the year ended December 31, 2023 is as follows (shares in thousands):

	Shares Subject	Weighted-Average
	to Vesting	Grant Date Fair Value
Balance of unvested shares as of January 1, 2023	102	$ 8.78
Cancelled/Forfeited	—	$ 8.78
Vested	(96)	$ 8.78
Balance of unvested shares as of December 31, 2023	6	$ 8.78

The total stock-based compensation expense related to RSAs during the years ended December 31, 2023, 2022 and 2021 was $0.8 million, $1.0 million, and $3.1 million, respectively. As of December 31, 2023, the total unrecognized stock-based compensation expense related to unvested RSAs aggregated $- million, and is expected to be recognized over a weighted-average period of 0.1 years.

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

RSU activity under the 2020 Plan for the year ended December 31, 2023 is as follows (shares in thousands):

	Shares Subject	Weighted-Average
	to Vesting	Grant Date Fair Value
Balance of unvested shares as of January 1, 2023	22,145	$ 4.15
Granted	10,800	$ 1.76
Vested	(5,803)	$ 4.94
Cancelled/Forfeited	(4,087)	$ 4.05
Balance of unvested shares as of December 31, 2023	23,055	$ 2.84

The total stock-based compensation expense related to RSUs during the years ended December 31, 2023, 2022 and 2021 was $31.0 million, $45.0 million, and $18.8 million, respectively. Total unrecognized compensation costs related to unvested RSUs as of December 31, 2023 was approximately $48.0 million and is expected to be recognized over a weighted-average period of 2.2 years.

Restricted stock units include awards that vest subject to certain performance and market-based criteria.

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance-Based Restricted Stock Units (included above)

During the year ended December 31, 2021, 670,000 performance-based RSUs were granted to key employees of the Company. These awards vest upon the achievement of certain performance milestones by the Company and prescribed service milestones by the employee. No performance-based RSUs vested during the year ended December 31, 2022 and 2021. During the year ended December 31, 2021, 120,000 awards expired due to performance milestones not being achieved. During the year ended December 31, 2022, no performance-based RSUs vested and 400,000 performance-based RSUs were forfeited due to employee termination. As of December 31, 2023, 150,000 performance-based RSUs remain outstanding.

During the year ended December 31, 2020, 124,300 performance-based RSUs were granted to a key employee of the Company. This award vests upon the achievement of certain performance milestones by the Company and prescribed service milestones by the employee. No performance-based RSUs vested during the years ended December 31, 2023 and 2022. During the year ended December 31, 2023, 124,300 performance-based RSUs were forfeited. As of December 31, 2023, no performance-based RSUs remain outstanding.

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

During the year ended December 31, 2021, one of the executive officers resigned from the Company, forfeiting his market-based award. As the service condition was not met prior to his resignation, no stock-based compensation expense was recorded for this award. No market-based RSUs vested or were forfeited during the years ended December 31, 2023 and 2022. As of December 31, 2023, 6,802,702 market-based restricted share units remain outstanding.

Liability-Classified Share-Based Arrangement

During the year ended December 31, 2021, the Compensation Committee of the Company’s Board of Directors provided performance goals and achievement criteria to certain key employees. If these performance criteria are met, the Company has committed to issue RSU grants with a target fair value of $8.5 million on the future grant date. The awards will vest upon prescribed service milestones of the employee subsequent to the achievement of the specified performance criteria. During the year ended December 31, 2022, the designated employees terminated employment and the liability-classified awards were forfeited. As of December 31, 2023, there is no fair value associated with these awards. The liability-classified awards have been excluded from the potentially dilutive securities table.

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s 2023 bonus program (“2023 Bonus Program”) is expected to be paid out in RSUs determined using the closing price of the Company's Common Stock on the date of the Board's final certification of the Company's performance attainment and awards to be issued to each employee. The Company has accounted for these awards as liability-based awards, since the monetary value of the obligation associated with the award is based predominantly on a fixed monetary amount known at inception, and it has an unconditional obligation that it must or may settle by issuing a variable number of its equity shares. The Company will recognize stock-based compensation expense over the employees’ requisite service period, based on the expected attainment of the Company-wide targets. As of December 31, 2023, the Company has accrued $2.0 million associated with these awards, which is recorded in accrued expenses and other current liabilities in the consolidated balance sheets.

Stock-Based Compensation Expense

Total stock-based compensation expense related to all of the Company’s stock-based awards granted is reported in the consolidated statements of operations as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Research and development(1)	$14,877	$24,394	$11,446
General and administrative expense	13,486	16,748	10,939
Sales and marketing expense	2,552	5,386	4,593
Cost of sales	2,262	2,257	1,800
Total stock-based compensation expense	$33,177	$48,785	$28,778

(1) Includes $7.3 million of stock-based compensation expense during the year ended December 31, 2022, incurred in connection with the 2022 Initiative described in Note 24. Restructuring Charges.

During the year ended December 31, 2023, the Company recognized $2.0 million of stock-based compensation expense associated with liability-classified awards related to the 2023 Bonus Program. During the year ended December 31, 2022, the Company recognized $0.8 million of stock-based compensation expense associated with liability-classified awards related to the 2022 Bonus Program.

There were 28,210,509 shares available for award under the 2020 Plan as of December 31, 2023.

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

As a result of other acquisitions, the Company assumed lease agreements with related parties for facilities located across the United States which extend through 2029. As of December 31, 2023, the Company recorded $3.8 million of right of use asset and

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

lease liabilities associated with these leases. As of December 31, 2022, the Company recorded $4.9 million of right of use asset and lease liabilities associated with these leases. During the years ended December 31, 2023, and 2022, the Company paid lease expense of $0.8 million and $0.8 million to the related parties, respectively. As of December 31, 2023, the Company’s annual commitment related to these lease agreements is $0.8 million.

The Company sells products to Lightforce Orthodontics which is affiliated with a member of the Company’s Board of Directors. Management believes the sales were conducted on terms equivalent to those prevailing in an arm’s-length transaction. During the years ended December 31, 2023 and 2022, the Company recognized $1.3 million and $1.5 million of revenue, respectively. As of December 31, 2023, the Company has an account receivable balance of $0.2 million with Lightforce Orthodontics.

The Company sells products to Bloom Energy which is affiliated with a member of the Company’s Board of Directors. Management believes the sales were conducted on terms equivalent to those prevailing in an arm’s-length transaction. During the year ended December 31, 2023, the Company recognized $0.5 million of revenue from Bloom Energy. As of December 31, 2023, the Company has an immaterial account receivable balance with Bloom Energy.

22. SEGMENT INFORMATION

In its operation of the business, management, including the Company’s chief operating decision maker, who is also Chief Executive Officer, reviews the business as one segment. The Company currently ships its product to markets in the Americas, Europe Middle East and Africa (“EMEA”), and Asia Pacific (“APAC”). Disaggregated revenue data for those markets is as follows (in thousands):

Revenue during the year ended December 31, 2023

	Americas	EMEA	APAC	Total
Products	$107,000	$47,015	$14,076	$168,091
Services	12,769	7,380	1,458	21,607
Total	$119,769	$54,395	$15,534	$189,698

Revenue during the year ended December 31, 2022

	Americas	EMEA	APAC	Total
Products	$124,778	$48,981	$16,489	$190,248
Services	11,324	6,159	1,292	18,775
Total	$136,102	$55,140	$17,781	$209,023

Revenue during the year ended December 31, 2021

	Americas	EMEA	APAC	Total
Products	$71,875	$22,404	$11,715	$105,994
Services	4,087	1,693	634	6,414
Total	$75,962	$24,097	$12,349	$112,408

During the years ended December 31, 2023, 2022 and 2021, the Company recognized the following revenue from service contracts and cloud-based software licenses over time, and hardware and consumable product shipments and subscription software at a point in time (in thousands):

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended
	December 31,
	2023	2022	2021
Revenue recognized at a point in time	$168,091	$190,248	$105,994
Revenue recognized over time	21,607	18,775	6,414
Total	$189,698	$209,023	$112,408

The Company’s operations are principally in the United States. The locations of long-lived assets, including property, plant and equipment, net and operating lease right-of-use assets, are summarized as follows (in thousands):

	Years Ended December 31,
	2023	2022
Americas	$46,390	$56,145
EMEA	13,320	16,399
APAC	5,853	5,874
Total long-lived assets	$65,563	$78,418

23. NET LOSS PER SHARE

The Company computes basic loss per share using net loss attributable to Common Stockholders and the weighted-average number of Common Stock shares outstanding during each period. Diluted earnings per share include shares issuable upon exercise of outstanding stock options and stock-based awards where the conversion of such instruments would be dilutive.

	Years Ended December 31,
(in thousands, except per share amounts)	2023	2022	2021
Numerator for basic and diluted net loss per share:
Net loss	$(323,271)	$(740,343)	$(240,334)
Denominator for basic and diluted net loss per share:
Weighted-average shares	322,196	314,817	260,770
Net loss per share—Basic and Diluted	$(1.00)	$(2.35)	$(0.92)

The Company’s potential dilutive securities, which include outstanding Common Stock options, unvested restricted stock units, unvested restricted stock awards and outstanding Common Stock warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding as of December 31, 2023, 2022, and 2021, from the computation of diluted net loss per share attributable to common stockholders because including them would have an anti-dilutive effect (in thousands):

	Years Ended December 31,
	2023	2022	2021
Common Stock options outstanding	6,164	8,423	13,249
Unvested restricted stock units outstanding	23,055	22,145	16,395
Unvested restricted stock awards outstanding	6	102	264
6.0% Convertible Senior Notes due 2027	86,466	86,466	—
Total shares	115,691	117,136	29,908

24. RESTRUCTURING CHARGES

In June 2022, the Board of Directors approved a strategic integration and cost optimization initiative (the “2022 Initiative) that includes a global workforce reduction, facilities consolidation, and other operational savings measures. As part of the facilities consolidation, the Company approved plans to sell two facilities and relocate operations from those locations to existing facilities. The

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

purpose of the 2022 Initiative is to streamline the Company’s operational structure, reducing its operating expenses and managing its cash flows.

In January 2023, the Company committed to additional actions to continue and expand the 2022 Initiative, resulting in an estimated $19.6 million to $26.0 million of total restructuring costs. These additional actions included closing and consolidating select locations in the United States and Canada and reducing the Company’s workforce by an additional 15%, prioritizing investments and operations in line with near-term revenue generation, positioning us to achieve our long-term financial goals.

On January 22, 2024, the Company committed to a strategic integration and cost optimization initiative (the “2024 Initiative”) that includes a global workforce reduction of approximately 20%, facilities consolidation, product rationalization and other operational savings measures. The Company has commenced workforce reductions in the United States and is reviewing workforce changes in other countries, the timing of which will vary according to local regulatory requirements. As a result of the 2024 Initiative, the Company anticipates at least $50 million of aggregate cost savings resulting in sequential cost reductions across the first half of 2024.

During the year ended December 31, 2023, the Company recorded the following activity in accrued expenses and other current liabilities in the consolidated balance sheet (in thousands):

	Year Ended December 31,
	2023	2022
Accrued expenses, beginning of period	$1,095	$—
Restructuring charges	37,488	14,270
Cash payments	(3,304)	(2,829)
Stock-based compensation	-	(7,312)
Inventory write-off	(28,966)	(3,085)
Restructuring accrual estimate adjustment	-	51
Accrued expenses, end of period	$6,313	$1,095

During the year ended December 31, 2023, the Company recorded restructuring charges of $37.5 million related to employee severance, benefits and related costs, inventory write-offs, royalty expenses associated with discontinued product offerings, and facility consolidations which were expensed as follows (in thousands):

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Cost of goods sold	$30,205	$3,273
Research and development(1)	5,700	8,485
Sales and marketing	874	1,131
General and administrative	709	998
Interest and other (expense) income, net	—	383
Total restructuring charges	$37,488	$14,270

(1) Includes $7.3 million of stock-based compensation expense incurred in connection with the 2022 Initiative for the year ended December 31, 2022.

DESKTOP METAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25. SUBSEQUENT EVENTS

On February 14, 2024, the Company entered into an Open Market Sale Agreement with Cantor Fitzgerald & Co. pursuant to which the Company may from time to time sell, through ATM offerings, common shares that would have an aggregate offering price of up to $75.0 million.

On March 14, 2024, following a comprehensive review of the Company’s operating plan, the Board of Directors approved an additional cost reduction plan that includes a review of strategic alternatives for the Company’s industrial photopolymer business and a review of other potential cost saving actions. The Company is exploring alternatives for the industrial photopolymer business, which may include divestitures, curtailment of investment or winding down of the business. The Company will disclose the related costs and charges when they are estimable.