Form 10-Q
period 2024-03-31
Desktop Metal, Inc.
filed 2024-05-09
CIK 1754820

june

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 7, 2024, there were 330,395,959 shares of the registrant’s Class A common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DESKTOP METAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$65,559	$83,845
Current portion of restricted cash	216	233
Short‑term investments	495	625
Accounts receivable	35,420	37,690
Inventory	83,097	82,639
Prepaid expenses and other current assets	11,008	11,105
Assets held for sale	1,528	—
Total current assets	197,323	216,137
Restricted cash, net of current portion	612	612
Property and equipment, net	31,651	35,840
Intangible assets, net	146,545	168,259
Other noncurrent assets	35,899	37,153
Total Assets	$412,030	$458,001
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,332	$18,190
Customer deposits	4,271	5,356
Current portion of lease liability	7,793	7,404
Accrued expenses and other current liabilities	24,936	27,085
Current portion of deferred revenue	14,179	11,739
Current portion of long‑term debt, net of deferred financing costs	276	330
Total current liabilities	69,787	70,104
Long-term debt, net of current portion	58	89
Convertible notes	112,747	112,565
Lease liability, net of current portion	22,563	23,566
Deferred revenue, net of current portion	3,564	3,696
Deferred tax liability	3,202	3,523
Other noncurrent liabilities	2,771	2,806
Total liabilities	214,692	216,349
Commitments and Contingencies (Note 17)
Stockholders’ Equity
Preferred Stock, $0.0001 par value—authorized, 50,000,000 shares; no shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Common Stock, $0.0001 par value—500,000,000 shares authorized; 329,705,193 and 325,277,419 shares issued at March 31, 2024 and December 31, 2023, respectively, 329,705,193 and 325,271,670 shares outstanding at March 31, 2024 and December 31, 2023, respectively	33	33
Additional paid‑in capital	1,917,506	1,908,504
Accumulated deficit	(1,684,323)	(1,632,225)
Accumulated other comprehensive loss	(35,878)	(34,660)
Total Stockholders’ Equity	197,338	241,652
Total Liabilities and Stockholders’ Equity	$412,030	$458,001

See notes to condensed consolidated financial statements

DESKTOP METAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2024	2023
Revenues
Products	$35,631	$36,697
Services	4,969	4,619
Total revenues	40,600	41,316
Cost of sales
Products	39,019	38,891
Services	3,787	3,789
Total cost of sales	42,806	42,680
Gross loss	(2,206)	(1,364)
Operating expenses
Research and development	19,813	23,144
Sales and marketing	11,153	9,607
General and administrative	16,217	18,202
Total operating expenses	47,183	50,953
Loss from operations	(49,389)	(52,317)
Interest expense	(1,491)	(811)
Interest and other expense, net	(1,416)	(71)
Loss before income taxes	(52,296)	(53,199)
Income tax benefit	198	$557
Net loss	$(52,098)	$(52,642)
Net loss per share—basic and diluted	(0.16)	(0.16)
Weighted average shares outstanding, basic and diluted	327,124,115	319,095,656

See notes to condensed consolidated financial statements.

DESKTOP METAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2024	2023
Net loss	$(52,098)	$(52,642)
Other comprehensive loss, net of taxes:
Unrealized gain (loss) on available-for-sale marketable securities, net	(451)	189
Foreign currency translation adjustment	(767)	1,549
Total comprehensive loss, net of taxes of $0	$(53,316)	$(50,904)

See notes to condensed consolidated financial statements.

DESKTOP METAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share amounts)

	Three Months Ended March 31, 2024
					Accumulated
					Other
	Common Stock		Additional		Comprehensive	Total
	Voting		Paid‑in	Accumulated	(Loss)	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
BALANCE—January 1, 2024	325,271,670	$33	$1,908,504	$(1,632,225)	$(34,660)	$241,652
Exercise of Common Stock options	—	—	—	—	—	—
Vesting of restricted Common Stock	5,749	—	—	—	—	—
Vesting of restricted stock units	4,963,667	—	—	—	—	—
Repurchase of shares for employee tax withholdings	(535,893)	—	(328)	—	—	(328)
Issuance of common stock related to share-based liability awards	—	—	1,997	—	—	1,997
Stock‑based compensation expense	—	—	7,333	—	—	7,333
Net loss	—	—	—	(52,098)	—	(52,098)
Other comprehensive income (loss)	—	—	—	—	(1,218)	(1,218)
BALANCE—March 31, 2024	329,705,193	$33	$1,917,506	$(1,684,323)	$(35,878)	$197,338

	Three Months Ended March 31, 2023
					Accumulated
					Other
	Common Stock		Additional		Comprehensive	Total
	Voting		Paid‑in	Accumulated	(Loss)	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
BALANCE—January 1, 2023	318,133,434	$32	$1,874,792	$(1,308,954)	$(38,368)	$527,502
Exercise of Common Stock options	495,876	—	597	—	—	597
Vesting of restricted Common Stock	25,375	—	—	—	—	—
Vesting of restricted stock units	1,808,422	—	—	—	—	—
Repurchase of shares for employee tax withholdings	(61,718)	—	(99)	—	—	(99)
Stock‑based compensation expense	—	—	8,474	—	—	8,474
Net loss	—	—	—	(52,642)	—	(52,642)
Other comprehensive income (loss)	—	—	—	—	1,738	1,738
BALANCE—March 31, 2023	320,401,389	$32	$1,883,764	$(1,361,596)	$(36,630)	$485,570

See notes to condensed consolidated financial statements.

DESKTOP METAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(52,098)	$(52,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,185	13,433
Stock‑based compensation	7,838	9,313
Amortization (accretion) of discount on investments	—	(382)
Amortization of deferred costs on convertible notes	182	183
Provision for bad debt	123	179
Loss on disposal of property and equipment	30	519
Net decrease in accrued interest related to marketable securities	—	(8)
Net unrealized loss on equity investment	130	402
Deferred tax benefit	(198)	(557)
Foreign currency transaction loss (gain)	488	(25)
Changes in operating assets and liabilities:
Accounts receivable	2,001	2,792
Inventory	(1,763)	(6,892)
Prepaid expenses and other current assets	9	(4,664)
Other assets	2,317	991
Accounts payable	87	(3,011)
Accrued expenses and other current liabilities	(418)	878
Customer deposits	(1,046)	705
Current portion of deferred revenue	2,397	1,127
Change in right of use assets and lease liabilities, net	(1,684)	(1,493)
Other liabilities	11	1,806
Net cash used in operating activities	(17,409)	(37,346)
Cash flows from investing activities:
Purchases of property and equipment	(93)	(1,011)
Proceeds from sale of property and equipment	—	3,071
Purchase of marketable securities	—	(4,973)
Proceeds from sales and maturities of marketable securities	—	64,840
Cash paid for acquisitions, net of cash acquired	—	(500)
Net cash (used in) provided by investing activities	(93)	61,427
Cash flows from financing activities:
Proceeds from the exercise of stock options	—	597
Payment of taxes related to net share settlement upon vesting of restricted stock units	(328)	(99)
Repayment of loans	(79)	(250)
Net cash (used in) provided by financing activities	(407)	248
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(394)	217
Net increase (decrease) in cash, cash equivalents, and restricted cash	(18,303)	24,546
Cash, cash equivalents, and restricted cash at beginning of period	84,690	81,913
Cash, cash equivalents, and restricted cash at end of period	$66,387	$106,459

Supplemental disclosures of cash flow information

Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total shown in the condensed consolidated statements of cash flows:

Cash and cash equivalents	$65,559	$101,252
Restricted cash included in other current assets	216	4,595
Restricted cash included in other noncurrent assets	612	612
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$66,387	$106,459

Supplemental cash flow information:
Interest paid	$—	$—
Taxes paid	$—	$—

Non‑cash investing and financing activities:
Net unrealized gain on investments	$—	$(189)
Additions to right of use assets and lease liabilities	$863	$1,531
Purchase of property and equipment included in accounts payable	$190	$183
Purchase of property and equipment included in accrued expense	$—	$32
Transfers from property and equipment to inventory	$—	$275
Transfers from PP&E to Asset Held-For-Sale	$1,528	6,040
Transfers from inventory to property and equipment	$772	$1,067

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

Risks and Uncertainties

The Company is subject to a number of risks similar to those of other companies of similar size in its industry, including, but not limited to, the need for successful development of products, the need for additional funding, competition from substitute products and services from larger companies, protection of proprietary technology, patent litigation, dependence on key individuals, and risks associated with changes in information technology. The Company has financed its operations to date primarily with proceeds from the sale of preferred stock, the Business Combination, and the sale of convertible senior notes due in 2027 (the “2027 Notes”) in May 2022. The Company’s long-term success is dependent upon its ability to successfully market its products and services; generate revenue; maintain or reduce its operating costs and expenses; meet its obligations; obtain additional capital when needed; and, ultimately, achieve profitable operations. Management believes that existing cash and short-term investments as of March 31, 2024 will be sufficient to fund operating and capital expenditure requirements through at least twelve months from the date of issuance of these condensed consolidated financial statements.

Recent Developments

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

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the financial statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no other changes to the Company’s significant accounting policies during the first three months of fiscal year 2024.

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

3. REVENUE RECOGNITION

Contract Balances

The Company’s deferred revenue balance was $17.7 million and $15.4 million as of March 31, 2024 and December 31, 2023, respectively. During the three months ended March 31, 2024, the Company recognized $3.7 million of existing deferred revenue from 2023. During the three months ended March 31, 2023, the Company recognized $3.4 million of existing deferred revenue from 2022. The deferred revenue consists of billed post-installation customer support and maintenance, cloud-based software licenses that are recognized ratably over the term of the agreement, and contracts that have outstanding performance obligations or contracts that have acceptance terms that have not yet been fulfilled.

Contract assets were not significant during the three months ended March 31, 2024 and 2023.

Remaining Performance Obligations

At March 31, 2024, the Company had $17.7 million of remaining performance obligations, of which approximately $14.2 million is expected to be fulfilled over the next 12 months, notwithstanding uncertainty related to customer site readiness and unanticipated economic events, which could have an adverse effect on the timing of delivery and installation of products and/or services to customers. In addition, the Company also had customer deposits of $4.3 million and $12.3 million at March 31, 2024 and 2023, respectively.

4. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company’s cash equivalents and short-term investments are invested in the following (in thousands):

	March 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$26,822	$—	$—	$26,822
Total cash equivalents	26,822	—	—	26,822
Total cash equivalents and short-term investments	$26,822	$—	$—	$26,822

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$40,799	$—	$—	$40,799
Total cash equivalents	40,799	—	—	40,799
Total cash equivalents and short-term investments	$40,799	$—	$—	$40,799

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

The following fair value hierarchy table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the inputs the Company utilized to determine such fair value (in thousands):

	March 31, 2024
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Items	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$26,822	$—	$—	$26,822
Equity securities	495	—	—	495
Other investments	—	—	2,000	2,000
Total assets	$27,317	$—	$2,000	$29,317

	December 31, 2023
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Items	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$40,799	$—	$—	$40,799
Equity securities	625	—	—	625
Other investments	—	—	2,000	2,000
Total assets	$41,424	$—	$2,000	$43,424

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

Equity securities include investments made via publicly-traded securities. The Company has determined that the estimated fair value of its equity securities is reported as Level 1 financial assets as they are based on quoted market prices in active markets for identical assets. During the year ended December 31, 2021, the Company made a $20.0 million investment in equity securities of a publicly-traded company. The Company records this investment at fair value within short-term investments, which was $0.5 million as of March 31, 2024. During the three months ended March 31, 2024, the Company recorded an unrealized loss of $0.1 million due to the change in fair value of the equity securities in interest and other expense, net in the condensed consolidated statements of operations. During the three months ended March 31, 2023, the Company recorded an unrealized loss due to the change in fair value of the equity securities of $0.4 million in interest and other expense, net in the condensed consolidated statements of operations.

Other investments include investments made via convertible debt instruments totaling $2.0 million which is recorded in other noncurrent assets in the condensed consolidated balance sheets. The other investments are reported as a Level 3 financial asset because the methodology used to develop the estimated fair values includes significant unobservable inputs reflecting management’s own assumptions. Assumptions used in fair valuing convertible debt instruments include the rights and obligations of the notes the Company holds as well as the probability of a qualified financing event, acquisition, or change in control. During the three months ended March 31, 2024 and 2023, the Company did not recognize any gains or losses on convertible debt instruments..

The Aerosint acquisition included contingent consideration related to revenue metrics and technical milestones, with a fair value of $6.1 million as of the date of acquisition and no remaining fair value as of March 31, 2024. The contingent consideration liability was valued using a Monte Carlo simulation in a risk-neutral framework as well as a scenario-based approach (both special cases of the income approach), based on key inputs that are not all observable in the market and is classified as a Level 3 liability. The Company assesses the fair value of the contingent consideration liability at each reporting period, with any subsequent changes to the fair value of the liability reflected in the condensed consolidated statement of operations until the liability is settled. During the three months ended March 31, 2023, the Company did not recognize a gain or loss in fair value of contingent consideration. During the three months ended March 31, 2023, the Company paid $0.8 million of contingent consideration in connection with the achievement of technical milestones. During the year ended December 31, 2023, the Company derecognized the remaining contingent consideration of $0.2 million upon the sale of Aerosint. As of December 31, 2023, no contingent consideration was recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

The 2027 Notes are valued as a single liability measured at amortized cost, as no other features require bifurcation and recognition as derivatives.

There were no transfers between fair value measure levels during the three months ended March 31, 2024 and 2023. The following table presents information about the Company’s movement in Level 3 assets measured at fair value (in thousands):

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$2,000	$2,000
Balance at end of period	$2,000	$2,000

The following table presents information about the Company’s movement in Level 3 liabilities measured at fair value (in thousands):

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$—	$2,587
Payment of contingent consideration liability	—	(833)
Balance at end of period	$—	$1,754

6. ACCOUNTS RECEIVABLE

The components of accounts receivable are as follows (in thousands):

	March 31,	December 31,
	2024	2023
Trade receivables	$38,900	$41,132
Allowance for doubtful accounts	(3,480)	(3,442)
Total accounts receivable	$35,420	$37,690

The following table summarizes activity in the allowance for doubtful accounts (in thousands):

	March 31,	December 31,
	2024	2023
Balance at beginning of period	$3,442	$1,640
Provision for uncollectible accounts, net of recoveries	123	2,215
Uncollectible accounts written off	(85)	(413)
Balance at end of period	$3,480	$3,442

7. INVENTORY

Inventory consists of the following (in thousands):

	March 31,	December 31,
	2024	2023
Raw materials	$23,606	$26,449
Work in process	17,207	16,556
Finished goods:
Deferred cost of sales	3,092	1,279
Manufactured finished goods	39,192	38,355
Total finished goods	42,284	39,634
Total inventory	$83,097	$82,639

8. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consists of the following (in thousands):

	March 31,	December 31,
	2024	2023
Prepaid operating expenses	$3,570	$4,618
Prepaid dues and subscriptions	2,720	1,959
Prepaid insurance	2,029	—
Prepaid taxes	993	842
Prepaid rent	112	—
Government grants receivable	—	796
Termination fee receivable	—	471
Other	1,584	2,419
Total prepaid expenses and other current assets	$11,008	$11,105

9. DIVESTITURES

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

In connection with the Company’s 2024 Initiative, as discussed in Note 24. Restructuring Charges, the Company approved a plan to sell a facility in St. Clairesville, Ohio as well as related equipment in the facility. The Company ceased recording depreciation on these assets upon meeting the held for sale criteria. As of March 31, 2024, the total carrying value of assets held for sale was $1.5 million.

10. PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following (in thousands):

	March 31,	December 31,
	2024	2023
Equipment	$47,419	$46,351
Leasehold improvements	22,780	20,303
Land and buildings	3,604	7,840
Construction in process	3,530	3,374
Furniture and fixtures	2,054	1,950
Software	2,103	1,899
Tooling	2,286	2,287
Computer equipment	2,344	2,166
Automobiles	946	1,032
Property and equipment, gross	87,066	87,202
Less: accumulated depreciation	(55,415)	(51,362)
Total property and equipment, net	$31,651	$35,840

Depreciation expense was $3.1 million and $3.0 million for the three months ended March 31, 2024 and 2023.

11. GOODWILL & INTANGIBLE ASSETS

There was no goodwill balance at March 31, 2024 and December 31, 2023. The goodwill activity is as follows (in thousands):

	March 31,	December 31,
	2024	2023
Balance, beginning of year	$—	$112,955
Goodwill impairment	—	(112,911)
Foreign currency translation adjustment	—	(44)
Balance, end of period	$—	$—

Goodwill was fully impaired as of December 31, 2023. No impairment of goodwill has been recorded for the three months ended March 31, 2024 and 2023.

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

Intangible assets consisted of the following (in thousands):

		March 31, 2024			December 31, 2023
	Weighted Average	Gross		Net	Gross		Net
	Remaining Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Lives (in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired technology	4.6	$184,597	$79,981	$104,616	$185,222	$65,724	$119,498
Trade name	1.1	12,299	5,365	6,934	12,302	3,952	8,350
Customer relationships	4.3	67,896	32,901	34,995	68,378	27,968	40,410
Capitalized software	—	518	518	—	518	518	—
Total intangible assets		$265,310	$118,765	$146,545	$266,421	$98,162	$168,259

During the three months ended March 31, 2024 and 2023, the Company recognized the following amortization expense (in thousands):

	Statement of	Three Months Ended March 31,
Category	Operations Line Item	2024	2023
Acquired technology	Cost of Sales	$14,328	$6,927
Acquired technology	Research and Development	175	553
Trade name	General and Administrative	1,422	415
Customer relationships	Sales and Marketing	5,122	2,520
Capitalized software	Research and Development	—	27
		$21,047	$10,442

The Company expects to recognize the following amortization expense (in thousands):

Amortization Expense
2024 (remaining 9 months)	$100,652
2025	17,170
2026	11,242
2027	7,217
2028	5,365
2029 and after	4,899
Total intangible amortization	$146,545

12. OTHER NONCURRENT ASSETS

The following table summarizes the Company’s components of other noncurrent assets (in thousands):

	March 31,	December 31,
	2024	2023
Right of use asset	$28,678	$29,724
Other investments	2,000	2,000
Long-term deposits	506	491
Cloud computing arrangements	3,282	3,409
Other	1,433	1,529
Total other noncurrent assets	$35,899	$37,153

13. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the Company’s components of accrued expenses and other current liabilities (in thousands):

	March 31,	December 31,
	2024	2023
Compensation and benefits related	$7,249	$9,052
Warranty reserve	4,650	4,602
Current portion of acquisition consideration	350	358
Franchise and royalty fees	2,433	2,267
Inventory purchases	866	1,372
Professional services	1,316	890
2027 Notes Interest	2,588	882
Commissions	510	816
Income tax payable	1,253	1,316
Sales and use and Franchise taxes	649	573
Other	3,072	4,957
Total accrued expenses and other current liabilities	$24,936	$27,085

The Company recorded warranty reserve as of March 31, 2024 and December 31, 2023, respectively, as follows (in thousands).

	March 31,	December 31,
	2024	2023
Warranty reserve, at the beginning of the period	$4,602	$4,301
Additions to warranty reserve	164	4,174
Claims fulfilled	(116)	(3,873)
Warranty reserve, at the end of the period	$4,650	$4,602

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

The 2027 Notes are valued as a single liability measured at amortized cost, which approximates fair value, as no other features require bifurcation and recognition as derivatives. The following table presents the outstanding principal amount and carrying value of the 2027 Notes as of the date indicated (in thousands):

	March 31,	December 31,
	2024	2023
Principal	$115,000	$115,000
Unamortized debt discount	(1,780)	(1,924)
Unamortized debt issuance costs	(473)	(511)
Net carrying value	$112,747	$112,565

The annual effective interest rate for the 2027 Notes was approximately 6.1%. Interest expense related to the 2027 Notes for the periods presented below are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Coupon interest	$1,744	$1,725
Amortization of debt discount	144	144
Amortization of transaction costs	38	39
Total interest expense	$1,926	$1,908

Bank Debt—In connection with the acquisition of A.I.D.R.O., the Company acquired three loans (“Bank Loans”) totaling $1.1 million in aggregate. The Bank Loans have term of 4.5 years and mature from September 2024 through September 2025, with interest rates ranging from 1.70% to 2.10%. Payments of principal and interest are made quarterly. During the year ended December 31, 2023, the Company paid $0.3 million and $0.3 million remains outstanding, and as of December 31, 2023, $0.2 million of the outstanding debt is recorded within current portion of long-term debt, net of deferred financing costs, and $0.1 million is recorded within long-term debt, net of current portion, in the condensed consolidated balance sheets. During the three months ended March 31, 2024, the Company paid $0.1 million and $0.2 million remains outstanding. As of March 31, 2024, $0.2 million of the outstanding debt is recorded within current portion of long-term debt, net of deferred financing costs, and $0.1 million is recorded within long-term debt, net of current portion, in the condensed consolidated balance sheets.

15. OTHER NONCURRENT LIABILITIES

The following table summarizes the Company’s components of other noncurrent liabilities (in thousands):

	March 31,	December 31,
	2024	2023
Taxes payable	$776	$776
Other	1,995	2,030
Total other noncurrent liabilities	$2,771	$2,806

16. LEASES

Lessee

At March 31, 2024, the Company recorded $28.7 million as a right of use asset and $30.4 million as a lease liability. At December 31, 2023, the Company recorded $29.7 million as a right of use asset and $31.0 million as a lease liability. The Company assesses its right of use asset and other lease-related assets for impairment. There were no impairments recorded related to these assets during the three months ended March 31, 2024 and the year ended December 31, 2023. The right of use asset is included in Other noncurrent assets in the condensed consolidated balance sheets.

The Company reviews all supplier, vendor, and service provider contracts to determine whether any service arrangements contain a lease component. The Company identified two service agreements that contain an embedded lease. The agreements do not contain fixed or minimum payments, and the variable lease expense was immaterial during the three months ended March 31, 2024 and 2023.

Information about other lease-related balances is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Lease cost
Operating lease cost	$2,330	$1,501
Short‑term lease cost	86	55
Variable lease cost	21	34
Finance lease cost	27	23
Total lease cost	$2,464	$1,613
Other Information
Operating cash flows used in operating leases	$2,372	$1,730
Operating cash flows used in finance leases	24	21
Weighted‑average remaining lease term—operating leases (years)	4.1	5.0
Weighted‑average remaining lease term—finance leases (years)	6.1	7.1
Weighted‑average discount rate—operating leases	6.0%	4.5%
Weighted‑average discount rate—finance leases	3.1%	3.1%

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

Future minimum lease payments under noncancelable operating leases, including immaterial future minimum lease payments under finance leases, at March 31, 2024, are as follows (in thousands):

	Operating Leases	Finance Leases
2024 (remaining 9 months)	$7,148	$58
2025	9,030	77
2026	7,239	77
2027	5,177	77
2028	3,388	77
2029 and after	1,694	238
Total lease payments	33,676	604
Less amount representing interest	(3,860)	(64)
Total lease liability	29,816	540
Less current portion of lease liability	(7,732)	(61)
Lease liability, net of current portion	$22,084	$479

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

On October 20, 2023, purported stockholder Pietro Campanella filed an amendment to the November 21, 2021 class action complaint in Delaware Court of Chancery against Desktop Metal, Inc., and former directors and officers of The ExOne Company, alleging breach of fiduciary duty and aiding and abetting breach of fiduciary duty claims in connection with the ExOne Merger (Campanella v. Rockwell, et al., Case No. 2021-1013-LWW). In particular, Mr. Campanella alleges that ExOne’s proxy statement and supplemental disclosures did not adequately disclose information related to a whistleblower investigation at one of Desktop Metal’s subsidiaries, EnvisionTEC, and the resignation of EnvisionTEC’s CEO, prior to the ExOne stockholder vote. Defendants filed their motion to dismiss the complaint on January 12, 2024. The parties anticipate that they will complete briefing on the motion to dismiss on May 22, 2024.

As previously disclosed, four alleged shareholders of Desktop Metal stock filed purported securities class action complaints in the United States District Court for the District of Massachusetts, alleging that Desktop Metal and certain of its officers and directors violated Sections 10(b) and 20(a) of the Securities and Exchange Act by making false or misleading statements regarding EnvisionTEC’s manufacturing and product compliance practices and procedures. Plaintiffs filed a Consolidated Complaint on December 19, 2022. The parties completed briefing on the motion to dismiss in May 2023, and Judge Indira Talwani held oral argument on September 13, 2023. The Court issued a decision dismissing the Consolidated Complaint with prejudice and entered Judgment for defendants on September 21, 2023. On October 13, 2023, Lead Plaintiff Sophia Zhou filed a Notice of Appeal. The parties anticipate that they will complete briefing on the Zhou Appeal in June 2024.

The Company believes that these complaints are all without merit and intends to defend against them vigorously.

Commitments

The Company has also entered into licensing and royalty agreements with certain manufacturing and software companies and universities related to the use of patented technology. Under the terms of each agreement, the Company has made initial, immaterial one-time payments and is obligated to pay a set percentage, ranging from 4% - 13%, of all consideration received by the Company for sales of related products and services, until the agreements are terminated. The Company’s aggregate minimum annual commitment under these contracts is $0.6 million. During the three months ended March 31, 2024 and 2023, the Company recorded immaterial licensing and royalty fees.

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

As of March 31, 2024, total outstanding financial guarantees and letters of credit issued by the Company under the credit facility were $0.1 million, which has an expiration date of September 2024. As of March 31, 2024, cash collateral of $0.1 million was required for financial guarantees and letters of credit issued under the credit facility, and is included in current portion of restricted cash in the consolidated balance sheets.

As of March 31, 2024, The Company has a future purchase commitment through December 31, 2024 of $15.8 million for equipment that it plans to lease to customers in connection with digital dentistry solution offerings related to its Desktop Labs platform.

18. INCOME TAXES

The Company’s provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items arising in that quarter. The Company’s effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on its deferred tax assets as it is more likely than not that some or all of the Company’s deferred tax assets will not be realized. During the three months ended March 31, 2024 and 2023, the Company recorded a benefit of $0.2 million and $0.6 million, respectively.

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

The Company provides reserves for potential payments of taxes to various tax authorities related to uncertain tax positions. Amounts recognized are based on a determination of whether a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be sustained on audit. The amount associated with uncertain tax positions are recorded as a component of income tax expense. As of March 31, 2024, the Company has accrued uncertain tax positions of approximately $0.8 related to the EnvisionTEC acquisition. The amounts relate to U.S. state and foreign tax positions. Included in the balance of unrecognized tax benefits as of March 31, 2024 are amounts that, if recognized, would impact the effective tax rate. As of December 31, 2023, the Company recorded a liability of $0.8 million for uncertain tax positions acquired in various acquisitions during 2021. As of December 31, 2023, the Company had a balance in accrued interest and penalties related to uncertain tax positions of $0.1 million.

19. STOCKHOLDERS’ EQUITY

The Company’s authorized shares consist of 500,000,000 shares of Class A Common Stock, $0.0001 par value per share (the “Common Stock”) and 50,000,000 shares of Preferred Stock, $0.0001 par value per share (the “Preferred Stock”).

On February 14, 2024, the Company entered into an Open Market Sale Agreement with Cantor Fitzgerald & Co. pursuant to which the Company may from time to time sell, through at-the-market offerings, shares of the Company’s Common Stock for an aggregate offering price of up to $75.0 million. There can be no assurance as to whether or, if so, how many or when, any shares will be issued and sold under the Open Market Sale Agreement.

20. STOCK BASED COMPENSATION

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

Stock Options

The option activity of the Plans for the three months ended March 31, 2024, is as follows (shares in thousands):

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic Value
	Shares	per Share	(in years)	(in thousands)
Outstanding at January 1, 2024	6,164	$1.83	4.97	$140
Forfeited/expired	(177)	$1.40		—
Outstanding at March 31, 2024	5,987	$1.83	4.69	210
Options vested at March 31, 2024	5,804	$1.85	4.64	210
Options vested or expected to vest at March 31, 2024	5,986	$1.83	4.69	210

There was no options exercised during the three months ended March 31, 2024, as such, there is no aggregate intrinsic value of options exercised during the three months ended March 31, 2024. During the three months ended March 31, 2023, the aggregate intrinsic value of options exercised was $0.5 million.

The total stock-based compensation expense related to stock options was $0.3 million during the three months ended March 31, 2024, and $0.4 million during the three months ended March 31, 2023.

Total unrecognized stock-based compensation expense related to unvested stock options at March 31, 2024 aggregated $0.3 million and is expected to be recognized over a weighted-average period of 0.4 years.

Restricted Stock Awards

In connection with acquisitions, the Company has granted restricted stock awards (“RSAs”) that are considered post-combination expense and accounted for as stock-based compensation as the shares vest.

The activity for stock subject to vesting as of March 31, 2024, is as follows (shares in thousands):

	Shares Subject	Weighted-Average
	to Vesting	Grant Date Fair Value
Balance of unvested shares as of January 1, 2024	6	$ 8.78
Vested	(6)	$ 8.78
Balance of unvested shares as of March 31, 2024	—	$ 8.78

There was an immaterial amount of stock-based compensation expense related to RSAs during the three months ended March 31, 2024 and $0.2 million during the three months ended March 31, 2023, respectively. At March 31, 2024, the RSAs were fully vested.

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

RSU activity under the 2020 Plan for the three months ended March 31, 2024, is as follows (shares in thousands):

	Shares Subject	Weighted-Average
	to Vesting	Grant Date Fair Value
Balance of unvested shares as of January 1, 2024	23,055	$ 2.84
Granted	9,008	$ 0.76
Vested	(4,964)	$ 1.76
Cancelled/Forfeited	(1,522)	$ 3.51
Balance of unvested shares as of March 31, 2024	25,577	$ 2.28

The total stock-based compensation expense related to RSUs was $7.5 million during the three months ended March 31, 2024, and $8.7 million during the three months ended March 31, 2023. Total unrecognized compensation costs related to unvested RSUs at March 31, 2024 is $41.2 million and is expected to be recognized over a period of 2.3 years.

RSUs include awards that vest subject to certain performance and market-based criteria.

Performance-Based Restricted Stock Units (included above)

During the year ended December 31, 2021, 670,000 performance-based RSUs were granted to key employees of the Company. These awards vest upon the achievement of certain performance milestones by the Company and prescribed service milestones by the employee. During the three months ended March 31, 2024, no performance-based RSUs vested or were forfeited. As of March 31, 2024, 150,000 performance-based RSUs remain outstanding.

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

During the year ended December 31, 2021, one of the executive officers resigned from the Company, forfeiting his market-based RSUs. As the service condition was not met prior to his resignation, no stock-based compensation expense was recorded for this award. No market-based RSUs vested or were forfeited during the year ended December 31, 2023 or during the three months ended March 31, 2024. As of March 31, 2024, 6,802,702 market-based RSUs remain outstanding.

Bonus Program

The Company’s bonus program allows the bonus to be paid out in RSUs, cash, or a combination.

The Company’s 2023 bonus program ("2023 Bonus Program") was granted in dollar bonus amounts, which were paid out in RSUs during the three months ended March 31, 2024. The number of RSUs awarded was determined using the closing price of the Company's Common Stock on the date of the Board's final certification of the Company's performance attainment and awards to be issued to each employee. The Company accounted for these awards as liability-based awards until the awards were achieved, at which point the Company accounted for these awards as equity-based awards. During the three months ended March 31, 2023, the Company recognized $1.6 million of stock-based compensation expense associated with liability classified awards related to the 2023 Bonus Program.

The Company’s 2024 bonus program (“2024 Bonus Program”) is expected to be paid out in RSUs determined using the closing price of the Company's Common Stock on the date of the Board's final certification of the Company's performance attainment and awards to be issued to each employee. The Company has accounted for these awards as liability-based awards, since the monetary value of the obligation associated with the award is based predominantly on a fixed monetary amount known at inception, and it has an unconditional obligation that it must or may settle by issuing a variable number of its equity shares. The Company will recognize stock-based compensation expense over the employees’ requisite service period, based on the expected attainment of the Company-wide targets. As of March 31, 2024, the Company has accrued $0.5 million associated with these awards, which is recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

Stock-Based Compensation Expense

Total stock-based compensation expense related to all of the Company’s stock-based awards granted is reported in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$3,503	$4,277
General and administrative expense	3,178	3,968
Sales and marketing expense	589	388
Cost of sales	568	680
Total stock-based compensation expense	$7,838	$9,313

There were 37,038,487 shares available for award under the 2020 Plan at March 31, 2024.

21. RELATED PARTY TRANSACTIONS

As a result of acquisitions, the Company assumed lease agreements with related parties for facilities across the United States which extend through 2029. As of March 31, 2024, the Company recorded $3.6 million of right of use asset and lease liability related to these agreements. During the three months ended March 31, 2024, the Company incurred lease expense of $0.2 million to the related party. During the three months ended March 31, 2023, the Company incurred lease expense of $0.2 million to the related party. The Company’s annual commitment related to these lease agreements is $0.8 million.

The Company sells products to Lightforce Orthodontics which is affiliated with a member of the Company’s Board of Directors. Management believes the sales were conducted on terms equivalent to those prevailing in an arm’s-length transaction. During the three months ended March 31, 2024, the Company recognized $0.2 million of revenue from Lightforce Orthodontics. During the three months ended March 31, 2023, the Company recognized $0.4 million of revenue. As of March 31, 2024, the Company has an account receivable balance of $0.2 million with Lightforce Orthodontics.

The Company sells products to Bloom Energy which is affiliated with a member of the Company’s Board of Directors. Management believes the sales were conducted on terms equivalent to those prevailing in an arm’s-length transaction. During the three months ended March 31, 2023 and 2024, the Company did not recognize any revenue from Bloom Energy. As of March 31, 2024, the Company has an immaterial account receivable balance with Bloom Energy.

The Company sells products to Viewray Systems which is an entity controlled by a shareholder. Management believes the sales were conducted on terms equivalent to those prevailing in an arm’s-length transaction. During the three months ended March 31, 2024, the Company recognized $3.4 million of revenue from Viewray Systems.

22. SEGMENT INFORMATION

In its operation of the business, management, including the Company’s chief operating decision maker, who is also Chief Executive Officer, reviews the business as one segment. The Company currently ships its product to markets in the Americas, Europe Middle East and Africa (“EMEA”), and Asia Pacific (“APAC”). Disaggregated revenue data for those markets is as follows (in thousands):

Revenue for the three months ended March 31, 2024

	Americas	EMEA	APAC	Total
Products	$26,012	$7,315	$2,304	$35,631
Services	2,573	2,132	264	4,969
Total	$28,585	$9,447	$2,568	$40,600

Revenue for the three months ended March 31, 2023

	Americas	EMEA	APAC	Total
Products	$24,258	$8,722	$3,717	$36,697
Services	2,783	1,537	299	4,619
Total	$27,041	$10,259	$4,016	$41,316

During the three months ended March 31, 2024 and 2023, the Company recognized the following revenue from service contracts and cloud-based software licenses over time, and hardware and consumable product shipments and subscription software at a point in time (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Revenue recognized at a point in time	$35,631	$36,697
Revenue recognized over time	4,969	4,619
Total	$40,600	$41,316

The Company’s operations are principally in the United States. The locations of long-lived assets, including property, plant and equipment, net and operating lease right-of-use assets, are summarized as follows (in thousands):

	March 31,	December 31,
	2024	2023
Americas	$42,088	$46,390
EMEA	13,299	13,320
APAC	5,376	5,853
Total long-lived assets	$60,763	$65,563

23. NET LOSS PER SHARE

The Company computes basic loss per share using net loss attributable to Common Stockholders and the weighted-average number of Common Stock shares outstanding during each period. Diluted earnings per share include shares issuable upon exercise of outstanding stock options and stock-based awards where the conversion of such instruments would be dilutive.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2024	2023
Numerator for basic and diluted net loss per share:
Net loss	$(52,098)	$(52,642)
Denominator for basic and diluted net loss per share:
Weighted-average shares	327,124	319,096
Net loss per share—Basic and Diluted	$(0.16)	$(0.16)

The Company’s potential dilutive securities, which include outstanding Common Stock options, unvested restricted stock units, unvested restricted stock awards and outstanding Common Stock warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding as of March 31, 2024 and 2023, from the computation of diluted net loss per share attributable to common stockholders because including them would have an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2024	2023
Common Stock options outstanding	5,987	7,771
Unvested restricted stock units outstanding	25,577	22,876
Unvested restricted stock awards outstanding	—	77
6.0% Convertible Senior Notes due 2027	86,466	86,466
Total shares	118,030	117,190

The dilution table above excludes RSUs to be awarded under the Company's 2024 Bonus Program, which is expected to have an impact on its outstanding awards in the first quarter of 2025. Refer to Note 20. Stock-Based Compensation for further details on the Company's Bonus Program.

24. RESTRUCTURING CHARGES

In June 2022, the Board of Directors approved a strategic integration and cost optimization initiative (the “2022 Initiative) that includes a global workforce reduction, facilities consolidation, and other operational savings measures. As part of the facilities consolidation, the Company approved plans to sell two facilities and relocate operations from those locations to existing facilities. The purpose of the 2022 Initiative is to streamline the Company’s operational structure, reducing its operating expenses and managing its cash flows.

In January 2023, the Company committed to additional actions to continue and expand the 2022 Initiative. These additional actions included closing and consolidating select locations in the United States and Canada and reducing the Company’s workforce by an additional 15%, prioritizing investments and operations in line with near-term revenue generation, positioning us to achieve our long-term financial goals. The 2022 Initiative was complete as of December 31, 2023. In connection with the 2022 Initiative, the Company incurred total restructuring charges of $20.9 million, including one-time termination benefits and associated costs, inventory write-offs, lease termination and equipment exit costs, and contract termination costs.

On January 22, 2024, the Company committed to a strategic integration and cost optimization initiative (the “2024 Initiative”) that includes a global workforce reduction of approximately 20%, facilities consolidation, product rationalization and other operational savings measures. The Company has commenced workforce reductions in the United States and is reviewing workforce changes in other countries, the timing of which will vary according to local regulatory requirements. In connection with the 2024 Initiative, the Company approved a plan to sell a facility in St. Clairesville, Ohio as well as related equipment in the facility. During the year ended December 31, 2023, the Company incurred restructuring charges related to the 2024 Initiative of $30.9 million, primarily including $26.5 million of inventory write-offs. As a result of the 2024 Initiative, the Company anticipates at least $50 million of aggregate cost savings resulting in sequential cost reductions across the first half of 2024. The Company anticipates that the 2024 Initiative will be substantially complete by the end of 2024.

During the three months ended March 31, 2024 and 2023, the Company recorded restructuring charges of $1.7 million and $3.6 million, respectively, related to employee severance, benefits and related costs, inventory write-offs, royalty expenses associated with discontinued product offerings, and facility consolidations in connection with the 2024 Initiative and the 2022 Initiative, respectively.

On March 14, 2024, following a comprehensive review of the Company’s operating plan, the Board of Directors approved an additional cost reduction plan that includes a review of strategic alternatives for the Company’s photopolymer business and a review of other potential cost saving actions (the “Photopolymer Initiative”). The Company is exploring alternatives for the photopolymer business, which may include divestitures, curtailment of investment or winding down of the business. As part of the Photopolymer Initiative, the Company assumed a shortened useful life on certain assets, including fixed assets, intangibles, and right of use assets, related to the photopolymer business and recorded $12.0 million in incremental depreciation and amortization as restructuring charges for the three months ended March 31, 2024. The Company will disclose the additional related costs and charges when they are estimable.

During the three months ended March 31, 2024 and 2023, the Company recorded the following activity related to the 2022 and 2024 Initiatives in accrued expenses and other current liabilities on the balance sheet (in thousands):

	Three Months Ended March 31,
	2024	2023
Accrued expenses, beginning of period	$6,313	$1,096
Restructuring charges	14,177	3,618
Cash payments	(868)	(1,164)
Inventory write-off	—	(300)
Depreciation and amortization of assets to be disposed	(12,002)	—
Accrued expenses, end of period	$7,620	$3,250

During the three months ended March 31, 2024 and 2023, the Company recognized the following restructuring charges which were expensed as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of sales	$6,761	$717
Research and development	2,506	2,633
Sales and marketing	3,376	126
General and administrative	1,534	142
Total restructuring charges	$14,177	$3,618

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

We continue to have a commitment to research and development. Since our founding in 2015, we have invested significant resources in research and development towards building an extensive portfolio of proprietary and differentiated technologies with a focus on making additive manufacturing an easy-to-use, economic and scalable solution. These technologies represent the cornerstones of our future product introductions, are critical to enhancing our existing offerings, and are supported by over 1,000 patents or pending patent applications. Our additive manufacturing platforms, which leverage these technologies for the production of tools and end-use parts, enable businesses to address their specific goals through a range of solutions that span price points, throughput levels and operating environments.

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

We leverage our core competencies in technology innovation and product development by marketing and selling our Additive Manufacturing 2.0 solutions through a leading global distribution network, managed and augmented by our own internal sales and marketing teams. This distribution network, which covers over 40 countries around the world, is composed of sales and distribution professionals with decades of experience in digital manufacturing technologies and works alongside our direct sales force to market and sell products across a range of industries and price points. We are in the process of expanding our sales capacity and go to market capacity around the world. Similarly, our internal manufacturing and supply chain teams work collaboratively with our internal engineering department and third-party contract manufacturers to scale up initial prototypes for commercialization and volume commercial shipments. Together, our hybrid distribution and manufacturing approaches allow us to produce, sell and service our products at-scale in global markets and create substantial operating leverage as we execute our strategy.

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

Operating Results

During the three months ended March 31, 2024, we recognized revenues of $40.6 million and incurred net losses of $52.1 million. During the three months ended March 31, 2024, we used cash in operating activities of $17.4 million, and we ended the period with $66.1 million of cash, cash equivalents, and short-term investments. As of March 31, 2024, we had $65.6 million in cash and cash equivalents, $0.5 million in short-term liquid investments, and current liabilities of $69.8 million.

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

The 2022 Initiative was complete as of December 31, 2023. In connection with the 2022 Initiative, we incurred total pre-tax restructuring charges of $6.6 million, including one-time termination benefits and associated costs, inventory write-offs, lease termination and equipment exit costs, and contract termination costs. As a result of the 2022 Initiative, we realized $20.7 million in cost savings in the second half of 2022 and we completed our stated goal of $100 million annualized cost savings in 2023.

In connection with the 2022 Initiative, during the year ended December 31, 2023, we sold the Troy, Michigan and the North Huntingdon, Pennsylvania facilities for a combined $6.9 million in proceeds, and recorded an immaterial loss on the sale of the facilities in the condensed consolidated statements of operations. During the year ended December 31, 2023, we closed four other facilities in connection with the 2022 Initiative. On September 29, 2023, in connection with the 2022 Initiative, we completed the sale of Aerosint SA to Schaeffler AG. As a result of the sale, we recognized a goodwill impairment charge of $2.5 million and impairment charges of $6.9 million related to the asset group value, which includes $2.6 million of cumulative foreign currency translation adjustment expense, during the year ended December 31, 2023. We will continue to work with Schaeffler on developing the technology for binder jet 3D printing, where we retain an option for commercial use.

On January 22, 2024, we committed to a strategic integration and cost optimization initiative (the “2024 Initiative”) that includes a global workforce reduction of approximately 20%, facilities consolidation, product rationalization and other operational savings measures. We have commenced workforce reductions in the United States and are reviewing workforce changes in other countries, the timing of which will vary according to local regulatory requirements. In connection with the 2024 Initiative, we approved a plan to sell a facility in St. Clairesville, Ohio as well as related equipment in the facility. During the year ended December 31, 2023, we incurred restructuring charges related to the 2024 Initiative of $30.9 million, primarily including $26.5 million of inventory write-offs. As a result of the 2024 Initiative, we anticipate at least $50 million of aggregate cost savings resulting in sequential cost reductions across the first half of 2024. The Company anticipates that the 2024 Initiative will be substantially complete by the end of 2024.

During the three months ended March 31, 2024 and 2023, we recorded restructuring charges of $1.7 million and $3.6 million, respectively, related to employee severance, benefits and related costs, inventory write-offs, royalty expenses associated with discontinued product offerings, and facility consolidations in connection with the 2024 Initiative and the 2022 Initiative, respectively.

On March 14, 2024, following a comprehensive review of our operating plan, the Board of Directors approved an additional cost reduction plan that includes a review of strategic alternatives for our photopolymer business and a review of other potential cost saving actions (the “Photopolymer Initiative”). We are exploring alternatives for the photopolymer business, which may include divestitures, curtailment of investment or winding down of the business. As part of the Photopolymer Initiative, we assumed a shortened useful life on certain assets, including fixed assets, intangibles, and right of use assets, related to the photopolymer business and recorded $12.0 million in incremental depreciation and amortization as restructuring charges for the three months ended March 31, 2024. We will disclose the additional related costs and charges when they are estimable.

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

Macroeconomic Conditions

The current macroeconomic environment is impacting our customers financially and operationally. Customers and potential customers are facing significant financial pressure as supply chain constraints and inflation drive up operating costs and rising interest rates make access to credit more expensive. In recent months, the consumer price index has increased substantially. In addition, during inflationary periods, interest rates have historically increased. In March 2022, the Federal Reserve began to raise interest rates in an effort to curb inflation. As a consequence of these financial pressures, some customers may be lowering their capital investment plans and tightening their operational budgets, which may result in extended sales cycles, delayed purchasing decisions, and pricing pressure for our solutions. Higher interest rates may also impact our ability to obtain debt financing at attractive rates. We experienced a decline in revenue the first quarter of 2024 due to the negative impact of customers delaying purchase decisions amidst an uncertain macroeconomic backdrop and delays in capital expenditures.

Results of Operations

Comparison of the three months ended March 31, 2024, and March 31, 2023

Revenue

The following table presents the revenue of each of our revenue streams, as well as the percentage of total revenue and change from the prior year.

	For the Three Months Ended March 31,
	2024		2023		Change in Revenues
(Dollars in thousands)	Revenue	% of Total	Revenue	% of Total	$	%
Products Revenue	$35,631	88%	$36,697	89%	$(1,066)	(3)%
Services Revenue	4,969	12%	4,619	11%	350	8%
Total Revenue	$40,600	100%	$41,316	100%	$(716)	(2)%

Total revenue for the three months ended March 31, 2024 and 2023 was $40.6 million and $41.3 million, respectively, a decrease of $0.7 million, or 2%. Products revenue decreased primarily due to a reduction in units shipped during the first quarter of 2024, driven by the macroeconomic conditions impacting the additive manufacturing industry described above. The decrease in products revenue was partially offset by an increase in services revenue. Services revenue increased approximately 8% during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to an increase in support revenue from a larger installed base of systems.

The following table presents revenue by geographic region, as well as the percentage of total revenue and change from the prior period.

	For the Three Months Ended March 31,
	2024		2023		Change in Revenues
(Dollars in thousands)	Revenue	% of Total	Revenue	% of Total	$	%
Americas	$28,585	71%	$27,041	65%	$1,544	6%
EMEA (Europe, the Middle East and Africa)	9,447	23%	10,259	25%	(812)	(8)%
APAC (Asia‑Pacific)	2,568	6%	4,016	10%	(1,448)	(36)%
Total Revenue	$40,600	100%	$41,316	100%	$(716)	(2)%

Total revenue decreased during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, due to a decreases in unit shipments across all regions.

Cost of Sales

Total cost of sales during the three months ended March 31, 2024 and 2023 was $42.8 million and $42.7 million, respectively, an increase of $0.1 million or 0%. The increase in cost of sales is driven by incremental amortization recorded in connection with the Photopolymer Initiative offset by reduced payroll expense from workforce reductions, reduced facility expenses, and lower freight costs in connection with the Initiatives described above.

Gross Profit and Gross Margin

The following table presents gross profit by revenue stream, as well as change in gross profit dollars from the prior period.

	For the Three Months Ended March 31,		Change in Gross
	2024	2023	Profit

(Dollars in thousands)	Gross Profit		$	%
Products	$(3,388)	$(2,194)	$(1,194)	(54)%
Services	1,182	830	352	42%
Total	$(2,206)	$(1,364)	$(842)	(62)%

Total gross profit during the three months ended March 31, 2024 and 2023 was ($2.2) million and ($1.4) million, respectively. The decrease in gross profit of $0.8 million was driven by incremental amortization recorded in connection with the Photopolymer Initiative offset by reduced payroll expenses and other cost savings as part of the Initiatives described above.

The following table presents gross margin by revenue stream, as well as the change in gross margin from the prior period.

	For the Three Months Ended March 31,		Change in Gross Margin
	2024	2023	Percentage

	Gross Margin		Points	%
Products	(10)%	(6)%	(0.04)	(67)%
Services	24%	18%	0.06	33%
Total	(5)%	(3)%	(0.02)	(67)%

Total gross margin for the three months ended March 31, 2024 and 2023 was (5)% and (3)%, respectively. Gross margin decreased period over period in line with revenue decrease.

Research and Development

Research and development expenses during the three months ended March 31, 2024 and 2023 were $19.8 million and $23.1 million, respectively, a decrease of $3.3 million, or 14%. The decrease in research and development expenses was largely due to a decrease in stock compensation expense of $0.8 million compared to the same quarter in 2023. Additionally, we reduced payroll expense by $3.1 million and consulting services expenses by $0.4 million, associated with the Initiatives described above.

Sales and Marketing

Sales and marketing expenses during the three months ended March 31, 2024 and 2023 were $11.2 million and $9.6 million, respectively, an increase of $1.6 million, or 17%. The increase in sales and marketing expenses was primarily due to a reduction in payroll expense of $1.1 million associated with workforce reductions in connection with the Initiative described above. Additionally, as part of the Initiative, we reduced marketing spend by $0.6 million, primarily driven by reduced spend on trade shows, advertising, and professional services.

General and Administrative

General and administrative expenses during the three months ended March 31, 2024 and 2023 were $16.2 million and $18.2 million, respectively, a decrease of $2.0 million, or 11%. The decrease in general and administrative expenses was due to a decrease of $0.6 million in accounting, auditing, and legal fees. Additionally, this decrease is driven by a reduction in payroll expense of $1.0 million and a reduction in stock compensation expense of $0.8 million, both associated with workforce reductions in connection with the Initiative described above.

Interest Expense

Interest expense during the three months ended March 31, 2024 and 2023 was $1.5 million and $0.8 million, respectively.

Interest and Other Expense, Net

Interest and other expense, net during the three months ended March 31, 2024 and 2023 was $1.4 million and $0.1 million, respectively. The increase in expense during the three months ended March 31, 2024 is attributable to a loss on the investment in equity securities of a publicly-traded company.

Income Taxes

We recorded an income tax benefit of $0.2 million during the three months ended March 31, 2024, compared to an income tax benefit of $0.6 million during the three months ended March 31, 2023. The decrease in benefit was primarily due to the reduced tax benefit of losses in non-U.S. jurisdictions during the three months ended March 31, 2024.

We have provided a valuation allowance for all of our deferred tax assets as a result of our historical net losses in the jurisdictions in which we operate, except for Japan and Germany. We continue to assess our future taxable income by jurisdiction based on our recent historical operating results, the expected timing of reversal of temporary differences, various tax planning strategies that we may be able to enact in future periods, the impact of potential operating changes on our business and our forecast results from operations in future periods based on available information at the end of each reporting period. To the extent that we are able to reach the conclusion that deferred tax assets are realizable based on any combination of the above factors in a single, or multiple, taxing jurisdictions, a reversal of the related portion of our existing valuation allowances may occur.

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

The items excluded from the non-GAAP financial measures often have a material impact on our financial results and such items often recur. Accordingly, the non-GAAP financial measures included in this Quarterly Report on Form 10-Q should be considered in addition to, and not as a substitute for, the comparable measures prepared in accordance with GAAP. The following tables reconcile each of these non-GAAP financial measures to its most closely comparable GAAP measure in our financial statements for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2024	2023
GAAP gross margin	$(2,206)	$(1,364)
Stock-based compensation included in cost of sales(1)	568	680
Amortization of acquired intangible assets included in cost of sales(2)	14,340	6,927
Restructuring expense in cost of sales(2)	(309)	717
Acquisition-related and integration costs included in cost of sales	—	479
Non-GAAP gross margin	$12,393	$7,439

GAAP operating loss	$(49,389)	$(52,317)
Stock-based compensation(2)	7,838	9,313
Amortization of acquired intangible assets	21,047	10,442
Restructuring expense(3)	3,007	3,618
Acquisition-related and integration costs	1,255	1,406
Non-GAAP operating loss	$(16,242)	$(27,538)

GAAP net loss	$(52,098)	$(52,642)
Stock-based compensation(2)	7,838	9,313
Amortization of acquired intangible assets	21,047	10,442
Restructuring expense(3)	3,007	3,618
Acquisition-related and integration costs	1,255	1,406
Change in fair value of investments	1,317	179
Non-GAAP net loss	$(17,634)	$(27,684)

(1) Includes immaterial and $0.2 million of liability-award stock-based compensation expense for the three months ended March 31, 2024 and 2023.

(2) Includes $0.5 million and $1.6 million of liability-award stock-based compensation expense for the three months ended March 31, 2024 and 2023, respectively.

(3) Includes $0.4 million of depreciation classified as restructuring charges.

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2024	2023
GAAP operating expenses	$47,183	$50,953
Stock-based compensation included in operating expenses(1)	(7,270)	(8,633)
Amortization of acquired intangible assets included in operating expenses	(6,707)	(3,515)
Restructuring expense included in operating expenses	(3,316)	(2,901)
Acquisition-related and integration costs included in operating expenses	(1,255)	(927)
Non-GAAP operating expenses	$28,635	$34,977

(1) Includes $0.5 million and $1.6 million of liability-award stock-based compensation expense for the three months ended March 31, 2024 and 2023, respectively.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA during the three months ended March 31, 2024 and 2023:

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2024	2023
Net loss attributable to common stockholders	$(52,098)	$(52,642)
Interest expense	1,491	811
Income tax benefit	(198)	(557)
Depreciation and amortization (2)	24,185	13,433
EBITDA	(26,620)	(38,955)
Change in fair value of investments	1,317	179
Stock-based compensation expense(1)	7,838	9,313
Restructuring expense (2)	2,592	3,618
Acquisition-related and integration costs	1,255	1,406
Adjusted EBITDA	$(13,618)	$(24,439)

(1) Includes $0.5 million and $1.6 million of liability-award stock-based compensation for the three months ended March 31, 2024 and 2023, respectively.

(2) In connection with the Photopolymer Initiative, we recorded incremental depreciation of $0.4 million and incremental amortization of $11.2 million for the shortened useful life various fixed assets and intangibles to restructuring charges. These amounts are listed in the depreciation and amortization line.

Liquidity and Capital Resources

We have incurred a net loss in each of our annual periods since our inception, and we have an accumulated deficit of $1,684.3 million as of March 31, 2024. We incurred net losses $52.1 million and $52.6 million during the three months ended March 31, 2024 and 2023, respectively. We expect to continue to incur additional losses and negative cash flows from operations in the near term. As of March 31, 2024, we had $66.1 million in cash, cash equivalents, and short-term investments.

Since inception, we have received cumulative net proceeds from the Business Combination, the exercise of warrants, and the sale of our preferred and common stock of $973.4 million to fund our operations, and in May 2022 we received aggregate net proceeds of $111.4 million from the sale of 6.0% Convertible Senior Notes due 2027 as described below. As of March 31, 2024, our principal sources of liquidity were our cash, cash equivalents, and short-term investments of $66.1 million which are principally invested in money market funds and fixed income instruments.

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

Our material cash requirements have consisted of operating activities, research and development costs, purchase price for acquisitions, transaction costs and capital expenditures. We expect our cash expenditures to increase in the near term in connection with the 2024 Initiative and the Photopolymer Initiative, and we expect the 2022 Initiative, the 2024 Initiative, and the Photopolymer Initiative to reduce cash expenditures in the long term. As of March 31, 2024, we had lease payment obligations of $30.4 million, with $7.8 million payable within 12 months.

Capital expenditures for the three months ended March 31, 2024, totaled $0.1 million and consisted primarily of lab equipment and leasehold improvements. As of March 31, 2024, we did not have any capital expenditures payable within 12 months. As of March 31, 2023, we had $65.6 million in cash and cash equivalents, and $0.5 million in short-term liquid investments. This liquid asset balance exceeds our current liabilities of $69.8 million as of the same date. Our future cash requirements will depend on many factors including our revenue, research and development efforts, investments in, complementary or enhancing technologies or businesses, the success of the 2024 Initiative, the timing and extent of additional capital expenditures to invest in existing and new facilities, the expansion of sales and marketing and the introduction of and demand for new products.

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

On March 14, 2024, following a comprehensive review of our operating plan, the Board of Directors approved an additional cost reduction plan that includes a review of strategic alternatives for our photopolymer business and a review of other potential cost saving actions (the “Photopolymer Initiative”). We are exploring alternatives for the photopolymer business, which may include divestitures, curtailment of investment or winding down of the business. As part of the Photopolymer Initiative, we assumed a shortened useful life on certain assets, including fixed assets, intangibles, and right of use assets, related to the photopolymer business and recorded $12.0 million in incremental depreciation and amortization as restructuring charges for the three months ended March 31, 2024. We will disclose the additional related costs and charges when they are estimable.

We are currently evaluating other potential specific initiatives we may undertake to reduce our operating expenses and manage our cash flows. These initiatives could include disposing of certain of our assets, rationalizing our product portfolio, workforce adjustments based on changes to the business, manufacturing consolidation, improving our supply chain and logistics, improving our inventory management and consolidating certain of our facilities. These initiatives may not be successful, and they may not generate the cost savings we expect. Certain future events, such as a global recession, a material supply chain disruption or other events outside our control, may occur and could negatively impact our operating results and cash position and may require us to use our existing capital resources more quickly than we currently anticipate. These events may cause us to undertake additional cost savings measures or seek additional sources of financing. We also regularly evaluate opportunities to raise capital through the issuanace of debt or equity, as well as potential strategic opportunities, including divestitures, entering into or exiting lines of business, business combinations, joint ventures, strategic alliances, strategic investments and other strategic transactions.

Cash Flows

Since inception, we have primarily used proceeds from the Business Combination, issuances of preferred stock and debt instruments to fund our operations and complete acquisitions. The following table sets forth a summary of cash flows for the three months ended March 31, 2024, and 2023:

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2024	2023
Net cash used in operating activities	$(17,409)	$(37,346)
Net cash (used in) provided by investing activities	(93)	61,427
Net cash (used in) provided by financing activities	(407)	248
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(394)	217
Net change in cash, cash equivalents, and restricted cash	$(18,303)	$24,546

Operating Activities

Net cash used in operating activities was $17.4 million for the three months ended March 31, 2024, primarily consisting of $52.1 million of net losses, adjusted for non-cash items, which primarily included depreciation and amortization expense of $24.2 million and stock-based compensation expense of $7.8 million, as well as $1.9 million in cash consumed by working capital.

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

Investing Activities

Net cash provided by investing activities was ($0.1) million for the three months ended March 31, 2024, primarily consisting of purchases of property and equipment.

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

Financing Activities

Net cash provided by financing activities was ($0.4) million for the three months ended March 31, 2024, consisting primarily of $0.3 million in payments of taxes related to net share settlements upon vesting of restricted stock units and $0.1 million in repayment of loans.

Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2023, consisting primarily of $0.6 million in proceeds from the exercise of stock options, partially offset by $0.3 million in repayment of loans.

Critical Accounting Policies and Significant Estimates

There were no material changes in the first three months of 2024 to the information provided under the heading “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Off-Balance Sheet Arrangements

In the normal course of operations, ExOne’s German subsidiary, ExOne GmbH, issues short-term financial guarantees and letters of credit to third parties in connection with certain commercial transactions requiring security through a credit facility with a German bank. At March 31, 2024, total outstanding financial guarantees and letters of credit issued were $0.1 million. For further discussion related to financial guarantees and letters of credit, refer to Note 17 in our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and short-term investment portfolio. Our investment strategy is focused on preserving capital and supporting our liquidity requirements, while earning a reasonable market return. We invest in a variety of U.S. government securities, corporate debt securities, asset-backed securities, and commercial paper. The market value of our marketable securities may decline if current market interest rates rise. As of March 31, 2024, the fair value of our cash, cash equivalents, and short-term investments was $66.1 million. A 10% change in interest rates would have an immaterial impact on the fair value of our investment portfolio. Our marketable securities are recorded at fair value, and gains and losses from these securities are recognized within other comprehensive income as they occur.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. As described in our Annual Report on Form 10-K for the year ended December 31, 2023, we identified material weaknesses in our internal control over financial reporting. As a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act is recorded, processed, summarized, and reported as and when required.

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

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2024, we continued to implement certain internal controls in connection with remediation efforts related to the material weaknesses identified in our Annual Report on Form 10-K for the year ended December 31, 2023. There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 20, 2023, purported stockholder Pietro Campanella filed an amendment to the November 21, 2021 class action complaint in Delaware Court of Chancery against Desktop Metal, Inc., and former directors and officers of The ExOne Company, alleging breach of fiduciary duty and aiding and abetting breach of fiduciary duty claims in connection with the ExOne Merger (Campanella v. Rockwell, et al., Case No. 2021-1013-LWW). In particular, Mr. Campanella alleges that ExOne’s proxy statement and supplemental disclosures did not adequately disclose information related to a whistleblower investigation at one of Desktop Metal’s subsidiaries, EnvisionTEC, and the resignation of EnvisionTEC’s CEO, prior to the ExOne stockholder vote. Defendants filed their motion to dismiss the complaint on January 12, 2024. The parties anticipate that they will complete briefing on the motion to dismiss on May 22, 2024.

As previously disclosed, four alleged shareholders of Desktop Metal stock filed purported securities class action complaints in the United States District Court for the District of Massachusetts, alleging that Desktop Metal and certain of its officers and directors violated Sections 10(b) and 20(a) of the Securities and Exchange Act by making false or misleading statements regarding EnvisionTEC’s manufacturing and product compliance practices and procedures. Plaintiffs filed a Consolidated Complaint on December 19, 2022. The parties completed briefing on the motion to dismiss in May 2023, and Judge Indira Talwani held oral argument on September 13, 2023. The Court issued a decision dismissing the Consolidated Complaint with prejudice and entered Judgment for defendants on September 21, 2023. On October 13, 2023, Lead Plaintiff Sophia Zhou filed a Notice of Appeal. The parties anticipate that they will complete briefing on the Zhou Appeal in June 2024.

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

If future variants of COVID-19 cause any of these events to recur, we or our customers may be unable to perform fully on our contracts, which will likely result in increases in costs and reduction in revenue. These cost increases and revenue reduction may not be fully recoverable or adequately covered by insurance. The long-term effects of COVID-19 to the global economy and to us are difficult to assess or predict and may include a further decline in the market prices of our products, risks to employee health and safety, risks for the deployment of our products and services and reduced sales in geographic locations impacted. Any prolonged restrictive measures put in place in order to control COVID-19 or other adverse public health developments in any of our targeted markets may have a material and adverse effect on our business operations and results of operations.

We cannot guarantee that our restructuring activities and other cost savings measures will achieve their intended results.

In June 2022, we implemented a strategic integration and cost savings initiative (the “2022 Initiative”) to match strategic and financial objectives and optimize resources for long term growth. In January 2023, we expanded the 2022 Initiative. On January 22, 2024, we committed to a strategic integration and cost optimization initiative (the “2024 Initiative”) that includes a global workforce reduction of approximately 20%, facilities consolidation, product rationalization and other operational savings measures. On March 14, 2024, following a comprehensive review of the Company’s operating plan, the Board of Directors approved an additional cost reduction plan that includes a review of strategic alternatives for our photopolymer business and a review of other potential cost saving actions. We have incurred, and expect to continue to incur, substantial costs in connection with these initiatives. Our ability to achieve the anticipated cost savings and other benefits from these initiatives within the expected time frame is subject to many estimates and assumptions. There can be no assurance that the anticipated cost savings will be achieved, or that they will not be significantly and materially less than anticipated, or that the completion of such cost savings initiatives will be effectively accomplished. In addition, our ability to realize the anticipated cost savings are subject to significant business, economic and competitive uncertainties, and contingencies, many of which are beyond our control, such as operating difficulties, supply chain disruptions, local regulations, employment laws or general economic or industry conditions. Failure to realize the anticipated cost savings, it could have a material negative impact on our results of operations and financial position.

In addition, our restructuring activities and cost savings initiatives may subject us to litigation risks and expenses and may have other consequences, such as attrition beyond our planned reduction in workforce, a negative effect on employee morale and productivity or a negative effect on our ability to attract highly skilled employees. Our competitors may use our restructuring plans to seek to gain a competitive advantage over us. As a result, our restructuring plans and cost savings initiatives may negatively affect our revenue and operating results in the future.

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

Our products and services are distributed in more than 40 countries around the world, and we derive a substantial percentage of our sales from these international markets. In 2023, we derived approximately 37% of our revenues from countries outside the United States. Accordingly, we face significant operational risks from doing business internationally (including the conflict between Ukraine and Russia and the conflict in Israel and surrounding areas).

Our operating results may be affected by volatility in currency exchange rates and our ability to effectively manage our currency transaction risks.Transactions in which we participate that are denominated in other than US Dollars may subject the company to currency exchange losses because we do not currently engage in currency swaps or other currency hedging strategies to address this risk. As we realize our strategy to expand internationally, our exposure to currency risks may increase. Given the volatility of exchange rates, we can give no assurance that we will be able to effectively manage our currency transaction risks or that any volatility in currency exchange rates will not have an adverse effect on our results of operations.

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

• changes in regulatory requirements, including export controls, tariffs and embargoes, other trade restrictions, competition, corporate practices, and data privacy and security concerns;

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

We rely on our information technology systems to manage numerous aspects of our business and a failure, or disruption breach of these systems could adversely affect our business.

We rely on our information technology systems to manage numerous aspects of our business, including to efficiently purchase products from our suppliers, provide procurement and logistic services, ship products to our customers, manage our accounting and financial functions, including our internal controls, and maintain our research and development data. Our information technology systems are an essential component of our business and any failure, disruption, or breach of such systems could significantly limit our ability to manage and operate our business efficiently. Any actual or perceived failure of our information technology systems to perform properly could disrupt our supply chain, product development and customer experience, which may lead to increased overhead costs and decreased sales and have an adverse effect on our reputation and our financial condition. In addition, during the COVID-19 pandemic, a substantial portion of our employees have continued to work remotely, making us more dependent on potentially vulnerable communications systems and making us more vulnerable to cyberattacks.

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

Further, our information technology systems are damaged or cease to function properly, or, if we do not replace or upgrade certain systems, we may incur substantial costs to repair or replace them and may experience an interruption of our normal business activities or loss of critical data. Any such disruption could adversely affect our reputation, results of operations, business and financial condition.

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

Macroeconomic conditions, such as high inflation, changes to monetary policy, high interest rates, volatile currency exchange rates, as well as credit and sovereign debt concerns in certain European countries, concerns about slowed growth in China and other markets, outside of the U.S., decreasing consumer confidence and spending, including capital spending, concerns about the stability and liquidity of certain financial institutions, and global or local recessions can adversely impact demand for our products, which could negatively impact our business, financial condition, or results of operations. Recent macroeconomic conditions have been adversely impacted by political instability and military hostilities in multiple geographies (including the conflict between Ukraine and Russia and the conflict in Israel and surrounding areas) and monetary and financial uncertainties.

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

We experienced net losses in each year from our inception, including net losses of $323.3 million, $740.3 million, and $240.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. We believe we will continue to incur operating losses and negative cash flow in the near-term as we continue to invest in our business, in particular across our research and development efforts and sales and marketing programs. These investments may not result in increased revenue or growth in our business or enable us to achieve profitability.

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

Due to the foregoing factors, and the other risks discussed in this Quarterly Report on Form 10-Q, investors should not rely on quarter-over-quarter and year-over-year comparisons of our operating results as an indicator of our future performance.

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

We may be unable to raise the funds necessary to repurchase the 2027 Notes for cash following a fundamental change (as defined in the indenture governing the 2027 Notes), or to pay the cash amounts due upon conversion, and any other existing indebtedness may limit our ability to repurchase the 2027 Notes or pay cash upon their conversion.

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

Certain provisions in the 2027 Notes and the indenture governing the 2027 Notes could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then holders of the 2027 Notes will have the right to require us to repurchase their 2027 Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change, (as defined in the indenture governing the 2027 Notes), then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the 2027 Notes and the indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that holders of our 2027 Notes or holders of our Class A common stock may view as favorable.

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

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personally identifiable information we collect from our employees, prospects, and our customers. Data privacy and security laws and regulations may limit the use and disclosure of certain personal information and require us to adopt certain cybersecurity and data handling practices that may affect our ability to effectively market our services to current, past, or prospective customers. We must comply with data privacy laws in the United States, Europe and other countries and jurisictions where we conduct business.

For example, in Europe the GDPR became effective May 25, 2018 and imposes strict requirements for processing the personal data of individuals within the European Economic Area, or EEA, or in the context of our activities within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant undertaking, whichever is greater. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease/ change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/ or civil claims (including class actions). Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA, and the United States remains uncertain. Case law from the Court of Justice of the European Union states that reliance on the standard contractual clauses, or SCCs, - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On July 10, 2023, the European Commission adopted its Adequacy Decision in relation to the new EU-US Data Privacy Framework, or DPF, rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

In the U.S., certain states have also adopted data privacy and security laws and regulations, which govern the privacy, processing and protection of personal information. For example, the California Consumer Privacy Act of 2018, or CCPA, and became effective on January 1, 2020. Similar laws have been passed in other states and are continuing to be proposed at the state and federal level.

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

General Risk Factors

If we cannot meet the continued listing requirements of the NYSE, the NYSE may delist our common stock, which would have an adverse impact on the trading, liquidity and market price of our common stock.

On November 22, 2023, we were notified by the NYSE that we were not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of our Class A common stock was less than $1.00 over a consecutive 30 trading-day period. Pursuant to NYSE rules, our Class A common stock continues to be listed and traded on NYSE during the cure period, subject to our compliance with other continued listing requirements. We notified the NYSE of our intent to cure the deficiency and return to compliance with the NYSE continued listing requirements.

Pursuant to Section 802.01C, we have a period of six months from receipt of the notice to regain compliance with the NYSE minimum price condition. We may regain compliance at any time during the six-month cure period if on the last trading day of any calendar month during the six-month cure period the Class A common stock has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. Under the NYSE’s rules, if we determine that we will cure the stock price deficiency by taking an action that will require stockholder approval at our next annual meeting of stockholders, the price condition will be deemed cured if the price promptly exceeds $1.00 per share, and the price remains above that level for at least the following 30 trading days.

We included a reverse stock split proposal in the proxy statement for our 2024 annual meeting of stockholders (the “Annual Meeting”), filed on Schedule 14A on April 23, 2024, in order to cure our noncompliance with the NYSE minimum price condition. The Annual Meeting is scheduled for June 7, 2024. There can be no assurance that the reverse stock split proposal will be approved by our stockholders. Even if the reverse stock split is approved by our stockholders and implemented, there can be no assurance that our Class A common stock will trade at prices that allow us to regain compliance with the NYSE minimum price condition.

No assurance can be given that we will be able to regain compliance with the NYSE minimum price requirement or maintain compliance with the other continued listing requirements of the NYSE. If we are unable to regain compliance with the NYSE’s continued listing requirements and our Class A common stock is suspended from trading and delisted, it could have adverse consequences including, among others, reducing the number of investors willing to hold or acquire our Class A common stock, reducing the liquidity and market price of our Class A common stock, adverse publicity and a reduced interest in us from investors, analysts and other market participants. In addition, a delisting could impair our ability to raise additional capital through the public markets and our ability to attract and retain employees by means of equity compensation. In addition, the delisting of our Class A common stock from the NYSE would constitute a “fundamental change” under the terms of the indenture governing our 6.0% Convertible Senior Notes due 2027 (the “2027 Notes”), whereupon holders of the 2027 Notes may require us to repurchase for cash all or part of their Convertible Notes at a purchase price equal to the principal amount of the 2027 Notes to be repurchased plus accrued and unpaid interest to, but excluding, the repurchase date.

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

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were involved in securities litigation, has the potential to create a substantial costs and divert resources and the attention of executive management regardless of the outcome of such litigation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

All issuances of unregistered securities by us during the three months ended March 31, 2024, have been included previously in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

The following table sets forth purchases of our common stock for the three months ended March 31, 2024:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
January 1, 2024 through January 31, 2024	5,995	$0.73	—	—
February 1, 2024 through February 31, 2024	115,366	$0.59	—	—
March 1, 2024 through March 30, 2024	414,532	$0.61	—	—
Total	535,893		—

(1) All of the shares were withheld from employees in satisfaction of minimum tax withholding obligations associated with the issuance of shares of Class A common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	None.
(b)	None.
(c)	During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

(a)	Exhibits

The exhibits listed in the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q and are incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Exhibit		Form	Exhibit	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)			*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)			*
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350			*
101.INS	Inline XBRL Instance Document			*
101.SCH	Inline XBRL Taxonomy Extension Schema Document			*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document			*
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document			*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document			*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)			*
*	Filed with this Quarterly Report on Form 10-Q.
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

DESKTOP METAL, INC.

Date: May 9, 2024	By:	/s/ Ric Fulop
Ric Fulop
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2024	By:	/s/ Jason Cole
Jason Cole
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)