Form 10-Q
period 2024-06-30
Desktop Metal, Inc.
filed 2024-07-30
CIK 1754820

june

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 25, 2024, there were 33,233,606 shares of the registrant’s Class A common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DESKTOP METAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$45,855	$83,845
Current portion of restricted cash	215	233
Short‑term investments	177	625
Accounts receivable	29,507	37,690
Inventory	84,005	82,639
Prepaid expenses and other current assets	10,096	11,105
Total current assets	169,855	216,137
Restricted cash, net of current portion	612	612
Property and equipment, net	26,351	35,840
Intangible assets, net	80,390	168,259
Other noncurrent assets	29,284	37,153
Total Assets	$306,492	$458,001
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,089	$18,190
Customer deposits	4,630	5,356
Current portion of lease liability	7,756	7,404
Accrued expenses and other current liabilities	24,891	27,085
Current portion of deferred revenue	9,860	11,739
Current portion of long‑term debt, net of deferred financing costs	225	330
Total current liabilities	65,451	70,104
Long-term debt, net of current portion	29	89
Convertible notes	112,930	112,565
Lease liability, net of current portion	20,522	23,566
Deferred revenue, net of current portion	1,842	3,696
Deferred tax liability	3,138	3,523
Other noncurrent liabilities	2,739	2,806
Total liabilities	206,651	216,349
Commitments and Contingencies (Note 17)
Stockholders’ Equity
Preferred Stock, $0.0001 par value—authorized, 50,000,000 shares; no shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Common Stock, $0.0001 par value—500,000,000 shares authorized; 33,196,705 and 32,527,742 shares issued at June 30, 2024 and December 31, 2023, respectively, 33,196,705 and 32,527,167 shares outstanding at June 30, 2024 and December 31, 2023, respectively	4	4
Additional paid‑in capital	1,923,978	1,908,533
Accumulated deficit	(1,787,763)	(1,632,225)
Accumulated other comprehensive loss	(36,378)	(34,660)
Total Stockholders’ Equity	99,841	241,652
Total Liabilities and Stockholders’ Equity	$306,492	$458,001

See notes to condensed consolidated financial statements

DESKTOP METAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues
Products	$31,411	$47,398	$67,042	$84,095
Services	7,521	5,888	12,490	10,507
Total revenues	38,932	53,286	79,532	94,602
Cost of sales
Products	67,209	43,224	106,228	82,115
Services	3,912	3,973	7,699	7,762
Total cost of sales	71,121	47,197	113,927	89,877
Gross profit (loss)	(32,189)	6,089	(34,395)	4,725
Operating expenses
Research and development	17,143	21,223	36,956	44,367
Sales and marketing	25,802	10,440	36,955	20,047
General and administrative	26,193	22,944	42,410	41,145
Total operating expenses	69,138	54,607	116,321	105,559
Loss from operations	(101,327)	(48,518)	(150,716)	(100,834)
Interest expense	(1,690)	(1,109)	(3,181)	(1,920)
Interest and other expense, net	(78)	(78)	(1,494)	(149)
Loss before income taxes	(103,095)	(49,705)	(155,391)	(102,903)
Income tax benefit (expense)	(345)	$(23)	$(147)	$534
Net loss	$(103,440)	$(49,728)	$(155,538)	$(102,369)
Net loss per share—basic and diluted	(3.13)	(1.55)	(4.73)	(3.20)
Weighted average shares outstanding, basic and diluted	33,085,262	32,165,582	32,898,836	32,038,281

See notes to condensed consolidated financial statements.

DESKTOP METAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net loss	$(103,440)	$(49,728)	$(155,538)	$(102,369)
Other comprehensive loss, net of taxes:
Unrealized gain (loss) on available-for-sale marketable securities, net	—	148	(451)	337
Foreign currency translation adjustment	(500)	(1,316)	(1,267)	233
Total comprehensive loss, net of taxes of $0	$(103,940)	$(50,896)	$(157,256)	$(101,799)

See notes to condensed consolidated financial statements.

DESKTOP METAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share amounts)

	Three Months Ended June 30, 2024
					Accumulated
					Other
	Common Stock		Additional		Comprehensive	Total
	Voting		Paid‑in	Accumulated	(Loss)	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
BALANCE— April 1, 2024	32,970,519	$4	$1,917,535	$(1,684,323)	$(35,878)	$197,338
Fractional shares redeemed for cash in lieu of reverse stock split	(1,338)	—	(7)	—	—	(7)
Vesting of restricted stock units	234,110	—	—	—	—	—
Repurchase of shares for employee tax withholdings	(6,586)	—	(47)	—	—	(47)
Stock‑based compensation expense	—	—	6,497	—	—	6,497
Net loss	—	—	—	(103,440)	—	(103,440)
Other comprehensive loss	—	—	—	—	(500)	(500)
BALANCE—June 30, 2024	33,196,705	$4	$1,923,978	$(1,787,763)	$(36,378)	$99,841

	Six Months Ended June 30, 2024
					Accumulated
					Other
	Common Stock		Additional		Comprehensive	Total
	Voting		Paid‑in	Accumulated	(Loss)	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
BALANCE—January 1, 2024	32,527,167	$4	$1,908,533	$(1,632,225)	$(34,660)	$241,652
Fractional shares redeemed for cash in lieu of reverse stock split	(1,338)	—	(7)	—	—	(7)
Vesting of restricted Common Stock	574	—	—	—	—	—
Vesting of restricted stock units	730,477	—	—	—	—	—
Repurchase of shares for employee tax withholdings	(60,175)	—	(375)	—	—	(375)
Issuance of common stock related to share-based liability awards	—	—	1,997	—	—	1,997
Stock‑based compensation expense	—	—	13,830	—	—	13,830
Net loss	—	—	—	(155,538)	—	(155,538)
Other comprehensive loss	—	—	—	—	(1,718)	(1,718)
BALANCE—June 30, 2024	33,196,705	$4	$1,923,978	$(1,787,763)	$(36,378)	$99,841

	Three Months Ended June 30, 2023
					Accumulated
					Other
	Common Stock		Additional		Comprehensive	Total
	Voting		Paid‑in	Accumulated	(Loss)	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
BALANCE—April 1, 2023	32,040,139	$3	$1,883,793	$(1,361,595)	$(36,630)	$485,571
Exercise of Common Stock options	47,223	—	560	—	—	560
Vesting of restricted Common Stock	5,021	—	—	—	—	—
Vesting of restricted stock units	126,662	—	—	—	—	—
Repurchase of shares for employee tax withholdings	(505)	—	(11)	—	—	(11)
Issuance of Common Stock related to settlement of contingent consideration	44,479	—	797	—	—	797
Stock‑based compensation expense	—	—	8,438	—	—	8,438
Net loss	—	—	—	(49,728)	—	(49,728)
Other comprehensive income (loss)	—	—	—	—	(1,168)	(1,168)
BALANCE—June 30, 2023	32,263,019	$3	$1,893,577	$(1,411,323)	$(37,798)	$444,459

	Six Months Ended June 30, 2023
					Accumulated
					Other
	Common Stock		Additional		Comprehensive	Total
	Voting		Paid‑in	Accumulated	(Loss)	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
BALANCE—January 1, 2023	31,813,343	$3	$1,874,821	$(1,308,954)	$(38,368)	$527,502
Exercise of Common Stock options	96,811	—	1,157	—	—	1,157
Vesting of restricted Common Stock	7,559	—	—	—	—	—
Vesting of restricted stock units	307,504	—	—	—	—	—
Repurchase of shares for employee tax withholdings	(6,677)	—	(109)	—	—	(109)
Issuance of Common Stock related to settlement of contingent consideration	44,479		797			797
Stock‑based compensation expense	—	—	16,911	—	—	16,911
Net loss	—	—	—	(102,369)	—	(102,369)
Other comprehensive income (loss)	—	—	—	—	570	570
BALANCE—June 30, 2023	32,263,019	$3	$1,893,577	$(1,411,323)	$(37,798)	$444,459

See notes to condensed consolidated financial statements.

DESKTOP METAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(155,538)	$(102,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	96,043	26,965
Stock‑based compensation	14,335	19,016
Amortization (accretion) of discount on investments	—	(484)
Amortization of deferred costs on convertible notes	365	365
Provision for bad debt	200	962
Provision for slow-moving, obsolete, and lower of cost or net realizable value inventories, net	(45)	—
Loss on disposal of property and equipment	(92)	496
Foreign exchange (gains) losses on intercompany transactions, net	299	—
Net decrease in accrued interest related to marketable securities	—	238
Net unrealized loss on equity investment	448	148
Deferred tax benefit	147	(534)
Foreign currency transaction loss	497	97
Changes in operating assets and liabilities:
Accounts receivable	7,777	(3,661)
Inventory	(3,353)	(8,760)
Prepaid expenses and other current assets	910	(675)
Other assets	8,909	1,595
Accounts payable	(38)	(407)
Accrued expenses and other current liabilities	(282)	1,097
Customer deposits	(644)	(2,322)
Current portion of deferred revenue	(3,611)	(918)
Change in right of use assets and lease liabilities, net	(3,778)	(3,110)
Other liabilities	19	1,767
Net cash used in operating activities	(37,432)	(70,494)
Cash flows from investing activities:
Purchases of property and equipment	(681)	(1,305)
Proceeds from sale of property and equipment	1,694	9,942
Purchase of marketable securities	—	(4,973)
Proceeds from sales and maturities of marketable securities	—	107,719
Cash paid for acquisitions, net of cash acquired	—	(500)
Net cash provided by investing activities	1,013	110,883
Cash flows from financing activities:
Proceeds from the exercise of stock options	—	1,157
Payment of taxes related to net share settlement upon vesting of restricted stock units	(376)	(108)
Repayment of loans	(158)	(328)
Net cash (used in) provided by financing activities	(534)	721
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,055)	73
Net increase (decrease) in cash, cash equivalents, and restricted cash	(38,008)	41,183
Cash, cash equivalents, and restricted cash at beginning of period	84,690	81,913
Cash, cash equivalents, and restricted cash at end of period	46,682	123,096

Supplemental disclosures of cash flow information

Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total shown in the condensed consolidated statements of cash flows:

Cash and cash equivalents	$45,855	$121,660
Restricted cash included in other current assets	215	824
Restricted cash included in other noncurrent assets	612	612
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$46,682	$123,096

Supplemental cash flow information:
Interest paid	$3,488	$—
Taxes paid	$—	$—

Non‑cash investing and financing activities:
Net unrealized gain on investments	$—	$(337)
Common Stock issued for settlement of contingent consideration		797
Additions to right of use assets and lease liabilities	$863	$8,489
Purchase of property and equipment included in accounts payable	$129	$365
Purchase of property and equipment included in accrued expense	$—	$32
Transfers from inventory to PP&E	1,285	—
Transfers from property and equipment to inventory	$—	$841
Transfers from inventory to property and equipment	$—	$1,345

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

Recent Developments

Proposed Merger with Nano Dimension Ltd.

On July 2, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Nano Dimension Ltd., an Israeli company (“Nano”), and Nano US I, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Nano (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company, with the Company surviving the merger as an indirect wholly owned subsidiary of Nano (the “Merger”). Following the closing of the Merger, the Company’s Common Stock (as defined below), will be delisted from the New York Stock Exchange and will be deregistered under the Exchange Act of 1934, as amended.

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding share of Class A common stock, par value $0.0001 per share, of the Company (“Common Stock”) (other than (i) shares of preferred stock, par value $0.0001 per share (“Preferred Stock”), (ii) shares held by the Company as treasury stock or held directly by a subsidiary of the Company, Nano or Merger Sub and (iii) shares of Common Stock held by stockholders that are entitled to, and have properly demanded appraisal for such shares, in accordance with, and have complied in all respects with, Section 262 of the Delaware General Corporation Law (such shares, “Dissenting Shares”)) will be converted automatically into the right to receive an amount in cash equal to $5.50 (the “Per Share Merger Consideration”), without interest, subject to downward adjustment, by an amount (the “Consideration Adjustment Amount”) equal to the sum of (x) the product of (A) the aggregate principal amount outstanding under the Bridge Loan Facility (as defined below) together with accrued and unpaid interest, as of the closing of the Merger divided by $2.5 million, and (B) $0.10 (provided that in no event will the adjustment pursuant to (x) hereunder be greater than $0.80), plus (y) the product of (A) all unpaid Company Transaction Expenses (as defined in the Merger Agreement) as of the closing of the Merger divided by $2.5 million, and (B) $0.10 (provided that in no event will the adjustment pursuant to (y) hereunder be greater than $0.60), plus (z) $0.0325 if certain executives of the Company do not execute severance letter agreements prior to the closing, in each of the following cases (x), (y) and (z), subject further to any tax withholding. Subject to the terms and conditions set forth in the Merger Agreement, at the Effective Time, each share of Preferred Stock, each Dissenting Share and, when converted into the right to receive the Per Share Merger Consideration, each share of Common Stock, will be cancelled and shall cease to exist, and each certificate formerly representing such shares of Common Stock will thereafter represent only the right to receive the Per Share

Merger Consideration.

The Merger is subject to approval by Desktop Metal’s stockholders, the receipt of required regulatory approvals and other customary closing conditions.

For further information about the Merger Agreement, refer to the Merger Agreement, a copy of which was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2024.

Reverse Stock Split

On June 11, 2024, the Company effected a 1-for-10 reverse stock split of the Company’s common stock. All shares of the Company’s common stock, stock-based instruments and per-share data included in these condensed consolidated financial statements have been retroactively adjusted as though the stock split has been effected prior to all periods presented.

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

Going concern

Pursuant to the Financial Accounting Standards Board (the “FASB”) codification Accounting Standards Codification (“ASC”) 205, Presentation of Financial Statements, the Company is required to assess its ability to continue as a going concern for a period of one year from the date of the issuance of the condensed consolidated financial statements.

Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year from the date the condensed consolidated financial statements are available to be issued.

These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The Company has incurred net losses since inception and has an accumulated deficit of $1.8 billion as of June 30, 2024. The Company expects to continue to incur additional losses and negative cash flows from operations in the near term. The Company will require additional capital investment to fund operating and capital expenditure requirements. Management plans to raise additional capital through a combination of potential options, including but not limited to, equity and debt financings. The Company may also seek additional capital through arrangements with Nano or from other sources.

Additional equity financing may not be available, and if it is available, it may not be on terms favorable to the Company and could be dilutive to current stockholders. Debt financing, if available, may involve restrictive covenants and dilutive financing instruments. Similarly, arrangements with Nano or from other sources may not be on terms favorable to the Company, and could be dilutive to current stockholders.

The Company’s ability to access capital when needed is not assured. If the merger is not completed and if capital is not available to the Company when, and in the amounts needed, the Company could be required to delay, scale back or abandon some or all its operations, which could materially harm the Company’s business, financial condition, and results of operations. Because of this uncertainty, there is substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that these condensed consolidated financial statements are available to be issued. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty, nor do they include adjustments to reflect the future effects of the recoverability or classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the regulations of the U.S Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The condensed consolidated financial statements include the Company’s accounts and those of its subsidiaries. In the opinion of the Company’s management, the financial information for the interim periods presented reflects all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows. The results reported in these condensed consolidated financial statements are not necessarily indicative of results that may be expected for the entire year. In the unaudited condensed consolidated financial statements, certain balances have been reclassified to conform to the current year presentation. Certain prior year amounts have been reclassified to conform to the current year presentation related to the reverse stock split.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The functional currency of all wholly owned subsidiaries is U.S. Dollars. All intercompany transactions and balances have been eliminated in consolidation.

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the financial statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no other changes to the Company’s significant accounting policies during the first six months of fiscal year 2024.

3. REVENUE RECOGNITION

Contract Balances

The Company’s deferred revenue balance was $11.7 million and $15.4 million as of June 30, 2024 and December 31, 2023, respectively. During the three and six months ended June 30, 2024, the Company recognized $2.3 million and $6.0 million of existing deferred revenue from 2023. During the three and six months ended June 30, 2023, the Company recognized $0.4 and $3.8 million of existing deferred revenue from 2022. The deferred revenue consists of billed post-installation customer support and maintenance, cloud-based software licenses that are recognized ratably over the term of the agreement, and contracts that have outstanding performance obligations or contracts that have acceptance terms that have not yet been fulfilled.

Contract assets were not material as of June 30, 2024 and December 31, 2023.

Remaining Performance Obligations

At June 30, 2024, the Company had $11.7 million of remaining performance obligations, of which approximately $9.9 million is expected to be fulfilled over the next 12 months, notwithstanding uncertainty related to customer site readiness and unanticipated economic events, which could have an adverse effect on the timing of delivery and installation of products and/or services to customers. In addition, the Company also had customer deposits of $4.6 million and $9.3 million at June 30, 2024 and 2023, respectively.

4. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company’s cash equivalents and short-term investments are invested in the following (in thousands):

	June 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$17,031	$—	$—	$17,031
Total cash equivalents	17,031	—	—	17,031
Total cash equivalents and short-term investments	$17,031	$—	$—	$17,031

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$40,799	$—	$—	$40,799
Total cash equivalents	40,799	—	—	40,799
Total cash equivalents and short-term investments	$40,799	$—	$—	$40,799

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

The following fair value hierarchy table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the inputs the Company utilized to determine such fair value (in thousands):

	June 30, 2024
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Items	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$17,031	$—	$—	$17,031
Equity securities	177	—	—	177
Other investments	—	—	2,000	2,000
Total assets	$17,208	$—	$2,000	$19,208

	December 31, 2023
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Items	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$40,799	$—	$—	$40,799
Equity securities	625	—	—	625
Other investments	—	—	2,000	2,000
Total assets	$41,424	$—	$2,000	$43,424

Equity securities include investments made via publicly-traded securities. The Company has determined that the estimated fair value of its equity securities is reported as Level 1 financial assets as they are based on quoted market prices in active markets for identical assets. During the year ended December 31, 2021, the Company made a $20.0 million investment in equity securities of a publicly-traded company. The Company records this investment at fair value within short-term investments, which was $0.2 million as of June 30, 2024. During the three and six months ended June 30, 2024, the Company recorded an unrealized loss of $0.3 million and an unrealized loss of $0.4 million due to the change in fair value of the equity securities in interest and other expense, net in the condensed consolidated statements of operations. During the three and six months ended June 30, 2023, the Company recorded an unrealized gain of $0.3 million and an unrealized loss of $0.1 million, respectively, in interest and other (expense) income, net in the condensed consolidated statements of operations, due to the change in fair value of the equity securities.

Other investments include investments made via convertible debt instruments totaling $2.0 million which is recorded in other noncurrent assets in the condensed consolidated balance sheets. The other investments are reported as a Level 3 financial asset because the methodology used to develop the estimated fair values includes significant unobservable inputs reflecting management’s own assumptions. Assumptions used in fair valuing convertible debt instruments include the rights and obligations of the notes the Company holds as well as the probability of a qualified financing event, acquisition, or change in control. During the three and six months ended June 30, 2024 and 2023, the Company did not recognize any gains or losses on convertible debt instruments.

The 2027 Notes are valued as a single liability measured at amortized cost, as no other features require bifurcation and recognition as derivatives.

There were no transfers between fair value measure levels during the six months ended June 30, 2024 and 2023. The following table presents information about the Company’s movement in Level 3 assets measured at fair value (in thousands):

	Six Months Ended June 30,
	2024	2023
Balance at beginning of period	$2,000	$2,000
Balance at end of period	$2,000	$2,000

The following table presents information about the Company’s movement in Level 3 liabilities measured at fair value (in thousands):

	Six Months Ended June 30,
	2024	2023
Balance at beginning of period	$—	$2,587
Payment of contingent consideration liability	—	(2,390)
Balance at end of period	$—	$197

6. ACCOUNTS RECEIVABLE

The components of accounts receivable are as follows (in thousands):

	June 30,	December 31,
	2024	2023
Trade receivables	$33,047	$41,132
Allowance for doubtful accounts	(3,540)	(3,442)
Total accounts receivable	$29,507	$37,690

The following table summarizes activity in the allowance for doubtful accounts (in thousands):

	June 30,	December 31,
	2024	2023
Balance at beginning of period	$3,442	$1,640
Provision for uncollectible accounts, net of recoveries	200	2,215
Uncollectible accounts written off	(102)	(413)
Balance at end of period	$3,540	$3,442

7. INVENTORY

Inventory consists of the following (in thousands):

	June 30,	December 31,
	2024	2023
Raw materials	$22,848	$26,449
Work in process	15,910	16,556
Finished goods:
Deferred cost of sales	908	1,279
Manufactured finished goods	44,339	38,355
Total finished goods	45,247	39,634
Total inventory	$84,005	$82,639

8. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consists of the following (in thousands):

	June 30,	December 31,
	2024	2023
Prepaid operating expenses	$3,451	$4,618
Prepaid dues and subscriptions	2,578	1,959
Prepaid insurance	1,235	—
Prepaid taxes	1,353	842
Government grants receivable	—	796
Termination fee receivable	—	471
Other	1,479	2,419
Total prepaid expenses and other current assets	$10,096	$11,105

9. DIVESTITURES

On September 29, 2023, the Company entered into a Stock Purchase Agreement with Industriewerk Shaeffler INA-Ingenieurdienst-, Gesellshaft mit beschrankter Haftung. (“Shaeffler”) related to the sale of Aerosint SA (“Aerosint”), a wholly owned subsidiary of the Company, for a $4.1 million all in cash selling price, net of cost to sell. The transaction was completed on September 29, 2023.

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

In connection with the Company’s 2024 Initiative, as discussed in Note 24. Restructuring Charges, the Company approved a plan to sell a facility in St. Clairesville, Ohio as well as related equipment in the facility. During the three months ended June 30, 2024, the Company completed the sale of the St. Clairesville, Ohio facility and the related equipment in the facility for $1.7 million in proceeds. The Company recorded a gain of $0.2 million on the sale of the facility and related equipment in the condensed consolidated statements of operations. As of June 30, 2024, there were no assets held for sale.

10. PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following (in thousands):

	June 30,	December 31,
	2024	2023
Equipment	$50,760	$46,351
Leasehold improvements	23,061	20,303
Land and buildings	3,604	7,840
Construction in process	995	3,374
Furniture and fixtures	2,051	1,950
Software	2,100	1,899
Tooling	2,286	2,287
Computer equipment	2,342	2,166
Automobiles	936	1,032
Property and equipment, gross	88,135	87,202
Less: accumulated depreciation	(61,784)	(51,362)
Total property and equipment, net	$26,351	$35,840

Depreciation expense was $5.9 and $9.0 million for the three and six months ended June 30, 2024. Depreciation expense was $3.0 million and $6.0 million for the three and six months ended June 30, 2023.

11. GOODWILL & INTANGIBLE ASSETS

There was no goodwill balance at June 30, 2024 and December 31, 2023. The goodwill activity is as follows (in thousands):

	June 30,	December 31,
	2024	2023
Balance, beginning of year	$—	$112,955
Goodwill impairment	—	(112,911)
Foreign currency translation adjustment	—	(44)
Balance, end of period	$—	$—

Goodwill was fully impaired as of December 31, 2023. No impairment of goodwill has been recorded for the six months ended June 30, 2024 and 2023.

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

Intangible assets consisted of the following (in thousands):

		June 30, 2024			December 31, 2023
	Weighted Average	Gross		Net	Gross		Net
	Remaining Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Lives (in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired technology	7.3	$184,401	$122,763	$61,638	$185,222	$65,724	$119,498
Trade name	5.2	12,299	11,114	1,185	12,302	3,952	8,350
Customer relationships	8.4	67,707	50,140	17,567	68,378	27,968	40,410
Capitalized software	—	518	518	—	518	518	—
Total intangible assets		$264,925	$184,535	$80,390	$266,421	$98,162	$168,259

During the three and six months ended June 30, 2024 and 2023, the Company recognized the following amortization expense (in thousands):

	Statement of	Three Months Ended June 30,		Six Months Ended June 30,
Category	Operations Line Item	2024	2023	2024	2023
Acquired technology	Cost of Sales	$42,681	$6,928	$57,009	$13,855
Acquired technology	Research and Development	175	556	350	1,109
Trade name	General and Administrative	5,758	418	7,180	833
Customer relationships	Sales and Marketing	17,317	2,537	22,439	5,057
Capitalized software	Research and Development	—	18	—	45
		$65,931	$10,457	$86,978	$20,899

The Company expects to recognize the following amortization expense (in thousands):

Amortization Expense
2024 (remaining 6 months)	$12,153
2025	21,751
2026	15,067
2027	10,399
2028	7,991
2029 and after	13,029
Total intangible amortization	$80,390

12. OTHER NONCURRENT ASSETS

The following table summarizes the Company’s components of other noncurrent assets (in thousands):

	June 30,	December 31,
	2024	2023
Right of use asset	$22,454	$29,724
Other investments	2,000	2,000
Long-term deposits	476	491
Cloud computing arrangements	3,015	3,409
Other	1,339	1,529
Total other noncurrent assets	$29,284	$37,153

13. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the Company’s components of accrued expenses and other current liabilities (in thousands):

	June 30,	December 31,
	2024	2023
Compensation and benefits related	$6,029	$9,052
Warranty reserve	4,821	4,602
Current portion of acquisition consideration	348	358
Franchise and royalty fees	2,643	2,267
Inventory purchases	1,268	1,372
Professional services	3,428	890
2027 Notes Interest	863	882
Commissions	542	816
Income tax payable	1,536	1,316
Sales and use and Franchise taxes	307	573
Other	3,106	4,957
Total accrued expenses and other current liabilities	$24,891	$27,085

The Company recorded warranty reserve as of June 30, 2024 and December 31, 2023, respectively, as follows (in thousands).

	June 30,	December 31,
	2024	2023
Warranty reserve, at the beginning of the period	$4,602	$4,301
Additions to warranty reserve	562	4,174
Claims fulfilled	(343)	(3,873)
Warranty reserve, at the end of the period	$4,821	$4,602

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

The initial conversion rate is 60.15038 shares of Class A common stock per $1,000 principal amount of 2027 Notes, which represents an initial conversion price of approximately $16.60 per share of Class A common stock. The conversion rate is subject to customary adjustments for certain events as described in the indenture governing the 2027 Notes. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the indenture governing the 2027 Notes) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

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

The Merger with Nano is expected to result in a Fundamental Change. If the Merger is completed, the 2027 Notes will only be convertible into cash in an amount, per $1,000 principal amount of the 2027 Notes being converted, equal to the product of (i) the conversion rate (as defined under the indenture governing the 2027 Notes) then in effect and (ii) the per share merger consideration. If the Merger is completed, following the closing, the combined company must offer to repurchase all outstanding 2027 Notes at a cash purchase price equal to the 100% of the principal amount of the 2027 Notes, plus accrued and unpaid interest to the date of repurchase.

The 2027 Notes are valued as a single liability measured at amortized cost, which approximates fair value, as no other features require bifurcation and recognition as derivatives. The following table presents the outstanding principal amount and carrying value of the 2027 Notes as of the date indicated (in thousands):

	June 30,	December 31,
	2024	2023
Principal	$115,000	$115,000
Unamortized debt discount	(1,636)	(1,924)
Unamortized debt issuance costs	(434)	(511)
Net carrying value	$112,930	$112,565

The annual effective interest rate for the 2027 Notes was approximately 6.1%. Interest expense related to the 2027 Notes for the periods presented below are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Coupon interest	$1,169	$1,744	$2,913	$3,469
Amortization of debt discount	144	144	288	288
Amortization of transaction costs	38	38	76	77
Total interest expense	$1,351	$1,926	$3,277	$3,834

Bank Debt—In connection with the acquisition of A.I.D.R.O., the Company acquired three loans (“Bank Loans”) totaling $1.1 million in aggregate. The Bank Loans have term of 4.5 years and mature from September 2024 through September 2025, with interest rates ranging from 1.70% to 2.10%. Payments of principal and interest are made quarterly. During the year ended December 31, 2023, the Company paid $0.3 million and $0.3 million remains outstanding, and as of December 31, 2023, $0.2 million of the outstanding debt is recorded within current portion of long-term debt, net of deferred financing costs, and $0.1 million is recorded within long-term debt, net of current portion, in the condensed consolidated balance sheets. During the six months ended June 30, 2024, the Company paid $0.1 million and $0.2 million remains outstanding. As of June 30, 2024, $0.2 million of the outstanding debt is recorded within current portion of long-term debt, net of deferred financing costs, and $0.1 million is recorded within long-term debt, net of current portion, in the condensed consolidated balance sheets.

15. OTHER NONCURRENT LIABILITIES

The following table summarizes the Company’s components of other noncurrent liabilities (in thousands):

	June 30,	December 31,
	2024	2023
Taxes payable	$776	$776
Other	1,963	2,030
Total other noncurrent liabilities	$2,739	$2,806

16. LEASES

Lessee

At June 30, 2024, the Company recorded $22.5 million as a right of use asset and $28.3 million as a lease liability. At December 31, 2023, the Company recorded $29.7 million as a right of use asset and $31.0 million as a lease liability. The Company assesses its right of use asset and other lease-related assets for impairment. There were no impairments recorded related to these assets during the three and six months ended June 30, 2024 and the year ended December 31, 2023. The right of use asset is included in Other noncurrent assets in the condensed consolidated balance sheets.

The Company reviews all supplier, vendor, and service provider contracts to determine whether any service arrangements contain a lease component. The Company identified two service agreements that contain an embedded lease. The agreements do not contain fixed or minimum payments, and the variable lease expense was immaterial during the three and six months ended June 30, 2024 and 2023.

Information about other lease-related balances is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lease cost
Operating lease cost	$7,695	$1,570	$10,025	$3,071
Short‑term lease cost	—	39	86	94
Variable lease cost	—	36	21	70
Finance lease cost	26	23	53	46
Total lease cost	$7,721	$1,668	$10,185	$3,281
Other Information
Operating cash flows used in operating leases	$2,365	$1,741	$4,737	$3,471
Operating cash flows used in finance leases	23	21	47	42
Weighted‑average remaining lease term—operating leases (years)	3.9	5.1	3.9	5.1
Weighted‑average remaining lease term—finance leases (years)	5.8	6.8	5.8	6.8
Weighted‑average discount rate—operating leases	6.2%	5.0%	6.2%	5.0%
Weighted‑average discount rate—finance leases	3.1%	3.1%	3.1%	3.1%

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

Future minimum lease payments under noncancelable operating leases, including immaterial future minimum lease payments under finance leases, at June 30, 2024, are as follows (in thousands):

	Operating Leases	Finance Leases
2024 (remaining 6 months)	$4,668	$38
2025	9,027	76
2026	7,237	76
2027	5,168	76
2028	3,388	76
2029 and after	1,694	236
Total lease payments	31,182	578
Less amount representing interest	(3,422)	(60)
Total lease liability	27,760	518
Less current portion of lease liability	(7,695)	(61)
Lease liability, net of current portion	$20,065	$457

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

On October 20, 2023, purported stockholder Pietro Campanella filed an amendment to the November 21, 2021 class action complaint in Delaware Court of Chancery against Desktop Metal, Inc., and former directors and officers of The ExOne Company, alleging breach of fiduciary duty and aiding and abetting breach of fiduciary duty claims in connection with the ExOne Merger (Campanella v. Rockwell, et al., Case No. 2021-1013-LWW). In particular, Mr. Campanella alleges that ExOne’s proxy statement and supplemental disclosures did not adequately disclose information related to a whistleblower investigation at one of Desktop Metal’s subsidiaries, EnvisionTEC, and the resignation of EnvisionTEC’s CEO, prior to the ExOne stockholder vote. Defendants filed their motion to dismiss the complaint on January 12, 2024. The parties completed briefing on the motion to dismiss on May 22, 2024, and a hearing on the motion to dismiss is scheduled for October 16, 2024.

As previously disclosed, four alleged shareholders of Desktop Metal stock filed purported securities class action complaints in the United States District Court for the District of Massachusetts, alleging that Desktop Metal and certain of its officers and directors violated Sections 10(b) and 20(a) of the Securities and Exchange Act by making false or misleading statements regarding EnvisionTEC’s manufacturing and product compliance practices and procedures. Plaintiffs filed a Consolidated Complaint on December 19, 2022. The parties completed briefing on the motion to dismiss in May 2023, and Judge Indira Talwani held oral argument on September 13, 2023. The Court issued a decision dismissing the Consolidated Complaint with prejudice and entered Judgment for defendants on September 21, 2023. On October 13, 2023, Lead Plaintiff Sophia Zhou filed a Notice of Appeal. The parties completed briefing on the Zhou Appeal in May 2024, and oral argument before the U.S. Court of Appeals for the First Circuit has been scheduled for September 10, 2024.

The Company believes that these complaints are all without merit and intends to defend against them vigorously.

New York Stock Exchange Notice

On November 22, 2023, the Company was notified by the New York Stock Exchange (the “NYSE”) that it was not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of the Company’s common stock was less than $1.00 over a consecutive 30 trading-day period. The notice did not result in the delisting of the Company’s Class A common stock from the NYSE.

On June 10, 2024 after obtaining stockholder approval, the Company effected a 1-for-10 reverse stock split (the “Reverse Stock Split”), and the Company’s Class A common stock began trading on the post-split adjusted basis on June 11, 2024. On July 24, 2024 the Company was notified by the NYSE that the closing bid price of its Class A common stock had been greater than $1.00 per share for 30 consecutive business days, from June 11, 2024 to July 24, 2024. Accordingly, the Company has regained compliance with the requirements of Section 802.01C and this matter is now closed. If average closing price of Company’s Class A common stock again is below $1.00 over a consecutive 30 trading-day period, the Company would again receive another notice of non-compliance with NYSE’s listing standards and face the risk of delisting.

All shares of the Company’s common stock, stock-based instruments, and per-share data included in these condensed consolidated financial statements have been retroactively adjusted as though the Reverse Stock Split has been effected prior to all periods presented.

Commitments

The Company has also entered into licensing and royalty agreements with certain manufacturing and software companies and universities related to the use of patented technology. Under the terms of each agreement, the Company has made initial, immaterial one-time payments and is obligated to pay a set percentage, ranging from 4% - 13%, of all consideration received by the Company for sales of related products and services, until the agreements are terminated. The Company’s aggregate minimum annual commitment under these contracts is $0.6 million. During the three and six months ended June 30, 2024 and 2023, the Company recorded immaterial licensing and royalty fees.

Within the Company’s normal course of operations, it issues short-term financial guarantees and letters of credit through credit facilities with German banks to third parties in connection with certain commercial transactions requiring security. The credit facility provides a capacity amount of $11.3 million for the issuance of financial guarantees and letters of credit for commercial transactions requiring security. The credit facilities do not require cash collateral for the issuance of financial guarantees and letters of credit for commercial transactions requiring security for amounts up to $3.3 million. Amounts in excess of $3.3 million require cash collateral under the credit facility.

As of June 30, 2024, total outstanding financial guarantees and letters of credit issued by the Company under the credit facility were $0.1 million, which has an expiration date of September 2024. As of June 30, 2024, cash collateral of $0.1 million was required for financial guarantees and letters of credit issued under the credit facility, and is included in current portion of restricted cash in the consolidated balance sheets.

As of June 30, 2024, The Company has a future purchase commitment through December 31, 2024 of $15.8 million for equipment that it plans to lease to customers in connection with digital dentistry solution offerings related to its Desktop Labs platform.

18. INCOME TAXES

The Company’s provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items arising in that quarter. The Company’s effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on its deferred tax assets as it is more likely than not that some or all of the Company’s deferred tax assets will not be realized. During the three and six months ended June 30, 2024, the Company recorded a tax expense of $0.3 million and $0.1 million, respectively. During the three and six months ended June 30, 2023, the Company recorded immaterial income tax expense and a benefit of $0.5 million, respectively.

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

The Company provides reserves for potential payments of taxes to various tax authorities related to uncertain tax positions. Amounts recognized are based on a determination of whether a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be sustained on audit. The amount associated with uncertain tax positions are recorded as a component of income tax expense. As of June 30, 2024, the Company has accrued uncertain tax positions of approximately $0.8 million related to the EnvisionTEC acquisition. The amounts relate to U.S. state and foreign tax positions. Included in the balance of unrecognized tax benefits as of June 30, 2024 are amounts that, if recognized, would impact the effective tax rate. As of December 31, 2023, the Company recorded a liability of $0.8 million for uncertain tax positions acquired in various acquisitions during 2021. As of December 31, 2023, the Company had a balance in accrued interest and penalties related to uncertain tax positions of $0.1 million.

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

20. STOCK BASED COMPENSATION

The 2020 Incentive Award Plan (the “2020 Plan”) allows for the award of incentive and nonqualified stock options, restricted stock, and other stock-based awards to employees, officers, directors, consultants, and advisers of the Company. As of December 31, 2023, the number of shares available for future issuance is 2,821,050 under the 2020 Plan. In addition, the number of shares of common stock available for issuance under the 2020 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2030 equal to the lesser of (i) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the Board of Directors. On January 1, 2024, 1,626,358 shares were added as available for issuance to the 2020 Plan.

Stock Options

The option activity of the Plans for the six months ended June 30, 2024, is as follows (shares in thousands):

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic Value
	Shares	per Share	(in years)	(in thousands)
Outstanding at January 1, 2024	616	$18.30	4.97	$140
Forfeited/expired	(53)	$16.43
Outstanding at June 30, 2024	563	$18.52	4.44	59
Options vested at June 30, 2024	558	$18.56	4.43	59
Options vested or expected to vest at June 30, 2024	563	$18.52	4.44	59

There were no options exercised during the three and six months ended June 30, 2024, as such, there is no aggregate intrinsic value of options exercised during the three and six months ended June 30, 2024. The aggregate intrinsic value of options exercised during the six months ended June 30, 2023 was $0.9 million.

The total stock-based compensation expense related to stock options was $0.2 and $0.7 million during the three and six months ended June 30, 2024, respectively, and $1.0 million and $1.9 million during the three and six months ended June 30, 2023, respectively.

Total unrecognized stock-based compensation expense related to unvested stock options at June 30, 2024 aggregated $0.1 million and is expected to be recognized over a weighted-average period of 0.2 years.

Restricted Stock Awards

In connection with acquisitions, the Company has granted restricted stock awards (“RSAs”) that are considered post-combination expense and accounted for as stock-based compensation as the shares vest.

There was an immaterial amount of stock-based compensation expense related to RSAs during the three and six months ended June 30, 2024 and $0.4 million and $0.6 million during the three and six months ended June 30, 2023, respectively. At June 30, 2024, the RSAs were fully vested.

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

RSU activity under the 2020 Plan for the six months ended June 30, 2024, is as follows (shares in thousands):

	Shares Subject	Weighted-Average
	to Vesting	Grant Date Fair Value
Balance of unvested shares as of January 1, 2024	2,305	$ 28.40
Granted	1,472	$ 6.77
Vested	(727)	$ 21.48
Cancelled/Forfeited	(205)	$ 33.72
Balance of unvested shares as of June 30, 2024	2,845

The total stock-based compensation expense related to RSUs was $6.3 million during the three and six months ended June 30, 2024, and $9.0 million during the three and six months ended June 30, 2023. Total unrecognized compensation costs related to unvested RSUs at June 30, 2024 is $36.7 million and is expected to be recognized over a period of 2.2 years.

RSUs include awards that vest subject to certain performance and market-based criteria.

Performance-Based Restricted Stock Units (included above)

During the year ended December 31, 2021, 67,000 performance-based RSUs were granted to key employees of the Company. These awards vest upon the achievement of certain performance milestones by the Company and prescribed service milestones by the employee. During the three and six months ended June 30, 2024, no performance-based RSUs vested or were forfeited. As of June 30, 2024, 15,000 performance-based RSUs remain outstanding.

During the year ended December 31, 2020, 12,430 performance-based RSUs were granted to a key employee of the Company. This award vests upon the achievement of certain performance milestones by the Company and prescribed service milestones by the employee. During the year ended December 31, 2023, 12,430 performance-based RSUs were forfeited. As of December 31, 2023, no performance-based RSUs remain outstanding.

Market-Based Restricted Stock Units (included above)

In October 2021 the Compensation Committee of the Company’s Board of Directors awarded certain executive officers a total of up to 907,026 market-based RSUs. These RSUs will vest and result in the issuance of shares of Common Stock based on continuing employment and the achievement of certain market conditions set by the Company.

During the year ended December 31, 2021, one of the executive officers resigned from the Company, forfeiting his market-based RSUs. As the service condition was not met prior to his resignation, no stock-based compensation expense was recorded for this award. No market-based RSUs vested or were forfeited during the year ended December 31, 2023 or during the three and six months ended June 30, 2024. As of June 30, 2024, 680,270 market-based RSUs remain outstanding.

Bonus Program

The Company’s bonus program allows the bonus to be paid out in RSUs, cash, or a combination.

The Company’s 2023 bonus program ("2023 Bonus Program") was granted in dollar bonus amounts, which were paid out in RSUs during the three months ended March 31, 2024. The number of RSUs awarded was determined using the closing price of the Company's Common Stock on the date of the Board's final certification of the Company's performance attainment and awards to be issued to each employee. The Company accounted for these awards as liability-based awards until the awards were achieved, at which point the Company accounted for these awards as equity-based awards. During the three and six months ended June 30, 2023, the

Company recognized $1.3 and $2.9 million of stock-based compensation expense associated with liability classified awards related to the 2023 Bonus Program.

The Company’s 2024 bonus program (“2024 Bonus Program”) is expected to be paid out in RSUs determined using the closing price of the Company's Common Stock on the date of the Board's final certification of the Company's performance attainment and awards to be issued to each employee. The Company has accounted for these awards as liability-based awards, since the monetary value of the obligation associated with the award is based predominantly on a fixed monetary amount known at inception, and it has an unconditional obligation that it must or may settle by issuing a variable number of its equity shares. The Company will recognize stock-based compensation expense over the employees’ requisite service period, based on the expected attainment of the Company-wide targets. As of June 30, 2024, the Company has accrued $0.5 million associated with these awards, which is recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

Stock-Based Compensation Expense

Total stock-based compensation expense related to all of the Company’s stock-based awards granted is reported in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$2,384	$4,673	$5,887	$8,950
General and administrative expense	3,107	3,649	6,285	7,617
Sales and marketing expense	531	791	1,120	1,179
Cost of sales	475	590	1,043	1,270
Total stock-based compensation expense	$6,497	$9,703	$14,335	$19,016

There were 3,217,601 shares available for award under the 2020 Plan at June 30, 2024.

21. RELATED PARTY TRANSACTIONS

As a result of acquisitions, the Company assumed lease agreements with related parties for facilities across the United States which extend through 2029. As of June 30, 2024, the Company recorded $3.5 million of right of use asset and lease liability related to these agreements. During the three and six months ended June 30, 2024, the Company incurred lease expense of $0.2 million and 0.4 million to the related party, respectively. During the three and six months ended June 30, 2023, the Company incurred lease expense of $0.2 and $0.4 million to the related party, respectively. The Company’s annual commitment related to these lease agreements is $0.8 million.

The Company sells products to Lightforce Orthodontics which is affiliated with a member of the Company’s Board of Directors. Management believes the sales were conducted on terms equivalent to those prevailing in an arm’s-length transaction. During the three and six months ended June 30, 2024, the Company recognized $0.3 million and $0.5 million, respectively of revenue from Lightforce Orthodontics. During the three and six months ended June 30, 2023, the Company recognized $0.4 and $0.8 million, respectively, of revenue. As of June 30, 2024, the Company has an account receivable balance of $0.1 million with Lightforce Orthodontics. As of December 31, 2023, the Company had an account receivable balance of $0.2 million with Lightforce Orthodontics.

The Company sells products to Bloom Energy which is affiliated with a member of the Company’s Board of Directors. Management believes the sales were conducted on terms equivalent to those prevailing in an arm’s-length transaction. During the three and six months ended June 30, 2024, the Company did not recognize any revenue from Bloom Energy. During the three and six months ended June 30, 2023, the Company recognized $0.5 million of revenue from Bloom Energy. As of June 30, 2024, the Company has an account receivable balance of $0.1 million with Bloom Energy. As of December 31, 2023, the Company had an immaterial account receivable balance with Bloom Energy.

The Company sells products to Viewray Systems which is an entity controlled by a shareholder. Management believes the sales were conducted on terms equivalent to those prevailing in an arm’s-length transaction. During the three and six months ended June 30, 2024, the Company recognized an immaterial amount and $3.4 million of revenue, respectively, from Viewray Systems. During the three and six months ended June 30, 2023, the Company did not recognize revenue from Viewray Systems.

22. SEGMENT INFORMATION

In its operation of the business, management, including the Company’s chief operating decision maker, who is also Chief Executive Officer, reviews the business as one segment. The Company currently ships its product to markets in the Americas, Europe Middle East and Africa (“EMEA”), and Asia Pacific (“APAC”). Disaggregated revenue data for those markets is as follows (in thousands):

Revenue for the three months ended June 30, 2024

	Americas	EMEA	APAC	Total
Products	$18,454	8,632	4,325	$31,411
Services	5,425	1,800	296	7,521
Total	$23,879	$10,432	$4,621	$38,932

Revenue for the three months ended June 30, 2023

	Americas	EMEA	APAC	Total
Products	$29,344	$13,933	$4,121	$47,398
Services	3,110	2,257	521	5,888
Total	$32,454	$16,190	$4,642	$53,286

Revenue for the six months ended June 30, 2024

	Americas	EMEA	APAC	Total
Products	$44,465	15,948	6,629	$67,042
Services	7,997	3,933	560	12,490
Total	$52,462	$19,881	$7,189	$79,532

Revenue for the six months ended June 30, 2023

	Americas	EMEA	APAC	Total
Products	$53,602	$22,655	$7,838	$84,095
Services	5,893	3,794	820	10,507
Total	$59,495	$26,449	$8,658	$94,602

During the three and six months ended June 30, 2024 and 2023, the Company recognized the following revenue from service contracts and cloud-based software licenses over time, and hardware and consumable product shipments and subscription software at a point in time (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue recognized at a point in time	$31,411	$47,398	$67,042	$84,095
Revenue recognized over time	7,521	5,888	12,490	10,507
Total	$38,932	$53,286	$79,532	$94,602

The Company’s operations are principally in the United States. The locations of long-lived assets, including property, plant and equipment, net and operating lease right-of-use assets, are summarized as follows (in thousands):

	June 30,	December 31,
	2024	2023
Americas	$30,953	$46,390
EMEA	12,877	13,320
APAC	4,975	5,853
Total long-lived assets	$48,805	$65,563

23. NET LOSS PER SHARE

The Company computes basic loss per share using net loss attributable to Common Stockholders and the weighted-average number of Common Stock shares outstanding during each period. Diluted earnings per share include shares issuable upon exercise of outstanding stock options and stock-based awards where the conversion of such instruments would be dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Numerator for basic and diluted net loss per share:
Net loss	$(103,440)	$(49,728)	$(155,538)	$(102,369)
Denominator for basic and diluted net loss per share:
Weighted-average shares	33,085	32,166	32,899	32,038
Net loss per share—Basic and Diluted	$(3.13)	$(1.55)	$(4.73)	$(3.20)

The Company’s potential dilutive securities, which include outstanding Common Stock options, unvested restricted stock units, unvested restricted stock awards and outstanding Common Stock warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding as of June 30, 2024 and 2023, from the computation of diluted net loss per share attributable to common stockholders because including them would have an anti-dilutive effect (in thousands):

	Six Months Ended June 30,
	2024	2023
Common Stock options outstanding	563	643
Unvested restricted stock units outstanding	2,845	2,616
Unvested restricted stock awards outstanding	—	2
6.0% Convertible Senior Notes due 2027	8,646	8,646
Total shares	12,054	11,907

The dilution table above excludes RSUs to be awarded under the Company's 2024 Bonus Program, which is expected to have an impact on its outstanding awards in the first quarter of 2025. Refer to Note 20. Stock-Based Compensation for further details on the Company's Bonus Program.

24. RESTRUCTURING CHARGES

In June 2022, the Board of Directors approved a strategic integration and cost optimization initiative (the “2022 Initiative”) that includes a global workforce reduction, facilities consolidation, and other operational savings measures. As part of the facilities consolidation, the Company approved plans to sell two facilities and relocate operations from those locations to existing facilities. The purpose of the 2022 Initiative is to streamline the Company’s operational structure, reducing its operating expenses and managing its cash flows.

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

On January 22, 2024, the Company committed to a strategic integration and cost optimization initiative (the “2024 Initiative”) that includes a global workforce reduction of approximately 20%, facilities consolidation, product rationalization and other operational savings measures. The Company has commenced workforce reductions in the United States and is reviewing workforce changes in other countries, the timing of which will vary according to local regulatory requirements. In connection with the 2024 Initiative, the Company sold a facility in St. Clairesville, Ohio as well as related equipment in the facility. During the year ended December 31, 2023, the Company incurred restructuring charges related to the 2024 Initiative of $30.9 million, primarily including $26.5 million of inventory write-offs. As a result of the 2024 Initiative, the Company anticipates at least $50 million of aggregate annualized cost savings resulting in sequential cost reductions across the first half of 2024. The Company anticipates that the 2024 Initiative will be substantially complete by the end of 2024.

During the three and six months ended June 30, 2024, the Company recorded restructuring charges of $0.4 million and $2.1 million, respectively, related to employee severance, benefits and related costs, inventory write-offs, royalty expenses associated with discontinued product offerings, and facility consolidations in connection with the 2024 Initiative and the 2022 Initiatives. During the three and six months ended June 30, 2023, the Company recorded restructuring charges of $2.9 million and $6.5 million, respectively, related to employee severance, benefits and related costs, inventory write-offs, royalty expenses associated with discontinued product offerings, and facility consolidations in connection with the 2022 Initiative.

On March 14, 2024, following a comprehensive review of the Company’s operating plan, the Board of Directors approved an additional cost reduction plan that includes a review of strategic alternatives for the Company’s photopolymer business and a review of other potential cost saving actions (the “Photopolymer Initiative”). The Company explored alternatives for the photopolymer business, which may include divestitures, curtailment of investment or winding down of the business. As part of the Photopolymer Initiative, the Company assumed a shortened useful life on certain assets, including fixed assets, intangibles, and right of use assets, related to the photopolymer business and recorded $68.3 and $80.3 million in incremental depreciation and amortization as restructuring charges for the three and six months ended June 30, 2024. During the three and six months ended June 30, 2024, the Company recorded restructuring charges of $0.4 million and $0.9 million, respectively, related to employee severance and facility consolidations in connection with the Photopolymer Initiative.

During the six months ended June 30, 2024 and 2023, the Company recorded the following activity related to the 2022 and 2024 Initiatives in accrued expenses and other current liabilities on the balance sheet (in thousands):

	Six Months Ended June 30,
	2024	2023
Accrued expenses, beginning of period	$6,313	$1,096
Restructuring charges	85,225	6,468
Cash payments	(3,894)	(1,974)
Inventory write-off	—	(2,484)
Depreciation and amortization of assets to be disposed	(80,329)	—
Accrued expenses, end of period	$7,315	$3,106

During the three and six months ended June 30, 2024 and 2023, the Company recognized the following restructuring charges which were expensed as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of sales	$37,852	$2,488	$44,613	$3,205
Research and development	4,497	265	7,003	2,898
Sales and marketing	19,132	4	22,508	130
General and administrative	9,567	93	11,101	235
Total restructuring charges	$71,048	$2,850	$85,225	$6,468

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

We continue to have a commitment to research and development. Since our founding in 2015, we have invested significant resources in research and development towards building an extensive portfolio of proprietary and differentiated technologies with a focus on making additive manufacturing an easy-to-use, economic and scalable solution. These technologies represent the cornerstones of our future product introductions, are critical to enhancing our existing offerings, and are supported by over 800 patents or pending patent applications. Our additive manufacturing platforms, which leverage these technologies for the production of tools and end-use parts, enable businesses to address their specific goals through a range of solutions that span price points, throughput levels and operating environments.

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

Operating Results

During the three and six months ended June 30, 2024, we recognized revenues of $38.9 million and $79.5 million, respectively, and incurred net losses of $103.4 million and $155.5 million, respectively. During the three months ended June 30, 2024, we used cash in operating activities of $37.4 million, and we ended the period with $46.1 million of cash, cash equivalents, and short-term investments. As of June 30, 2024, we had $45.9 million in cash and cash equivalents, $0.2 million in short-term liquid investments, and current liabilities of $65.5 million.

Recent Developments

Proposed Merger with Nano Dimension Ltd.

On July 2, 2024, Desktop Metal, Inc., a Delaware corporation (the “Company”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Nano Dimension Ltd., an Israeli company (“Nano”), and Nano US I, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Nano (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company, with the Company surviving the merger as an indirect wholly owned subsidiary of Nano (the “Merger”). Following the closing of the Merger (the “Closing”), the Company’s Class A common stock (as defined below), will be delisted from the New York Stock Exchange and will be deregistered under the Exchange Act of 1934, as amended.

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding share of Class A common stock, par value $0.0001 per share, of the Company (“Class A common stock”) (other than (i) shares of preferred stock, par value $0.0001 per share (“Preferred Stock”), (ii) shares held by the Company as treasury stock or held directly by a subsidiary of the Company, Nano or Merger Sub and (iii) shares of Class A common stock held by stockholders that are entitled to, and have properly demanded appraisal for such shares, in accordance with, and have complied in all respects with, Section 262 of the Delaware General Corporation Law (such shares, “Dissenting Shares”)) will be converted automatically into the right to receive an amount in cash equal to $5.50 (the “Per Share Merger Consideration”), without interest, subject to downward adjustment, by an amount (the “Consideration Adjustment Amount”) equal to the sum of (x) the product of (A) the aggregate principal amount outstanding under the Bridge Loan Facility (as defined below) together with accrued and unpaid interest, as of the closing of the Merger divided by $2.5 million, and (B) $0.10 (provided that in no event will the adjustment pursuant to (x) hereunder be greater than $0.80), plus (y) the product of (A) all unpaid Company Transaction Expenses (as defined in the Merger Agreement) as of the closing of the Merger divided by $2.5 million, and (B) $0.10 (provided that in no event will the adjustment pursuant to (y) hereunder be greater than $0.60), plus (z) $0.0325 if certain executives of the Company do not execute severance letter agreements prior to the closing. At the Effective Time, each share of Preferred Stock, each Dissenting Share and, when converted into the right to receive the Per Share Merger Consideration, each share of Class A common stock, will be cancelled and shall cease to exist, and each certificate formerly representing such shares of Class A common stock will thereafter represent only the right to receive the Per Share Merger Consideration.

Reverse Stock Split

On June 11, 2024, the Company effected a 1-for-10 reverse stock split of the Company’s common stock. All shares of the Company’s common stock, stock-based instruments and per-share data included in these condensed consolidated financial statements have been retroactively adjusted as though the stock split has been effected prior to all periods presented.

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

On January 22, 2024, we committed to a strategic integration and cost optimization initiative (the “2024 Initiative”) that includes a global workforce reduction of approximately 20%, facilities consolidation, product rationalization and other operational savings measures. We have commenced workforce reductions in the United States and are reviewing workforce changes in other countries, the timing of which will vary according to local regulatory requirements. In connection with the 2024 Initiative, we approved a plan to sell a facility in St. Clairesville, Ohio as well as related equipment in the facility. During the year ended December 31, 2023, we incurred restructuring charges related to the 2024 Initiative of $30.9 million, primarily including $26.5 million of inventory write-offs. As a result of the 2024 Initiative, we anticipate at least $50 million of aggregate annualized cost savings resulting in sequential cost reductions across the first half of 2024. The Company anticipates that the 2024 Initiative will be substantially complete by the end of 2024.

During the three and six months ended June 30, 2024, we recorded restructuring charges of $0.4 million and $2.1 million, respectively, related to employee severance, benefits and related costs, inventory write-offs, royalty expenses associated with discontinued product offerings, and facility consolidations in connection with the 2024 Initiative and the 2022 Initiative. During the three and six months ended June 30, 2023, we recorded restructuring charges of $2.9 million and $6.5 million, respectively, related to employee severance, benefits and related costs, inventory write-offs, royalty expenses associated with discontinued product offerings, and facility consolidations in connection with the 2024 Initiative and the 2022 Initiative.

On March 14, 2024, following a comprehensive review of our operating plan, the Board of Directors approved an additional cost reduction plan that includes a review of strategic alternatives for our photopolymer business and a review of other potential cost saving actions (the “Photopolymer Initiative”). We explored alternatives for the photopolymer business, which may include divestitures, curtailment of investment or winding down of the business. As part of the Photopolymer Initiative, we assumed a shortened useful life on certain assets, including fixed assets, intangibles, and right of use assets, related to the photopolymer business and recorded $68.3 million and $80.3 million in incremental depreciation and amortization as restructuring charges for the three and six months ended June 30, 2024. During the three and six months ended June 30, 2024, we recorded restructuring charges of $0.4 million and $0.9 million, respectively, related to employee severance and facility consolidations in connection with the Photopolymer Initiative.

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

Macroeconomic Conditions

The current macroeconomic environment is impacting our customers financially and operationally. Customers and potential customers are facing significant financial pressure as supply chain constraints and inflation drive up operating costs and rising interest rates make access to credit more expensive. In recent months, the consumer price index has increased substantially. In addition, during inflationary periods, interest rates have historically increased. In March 2022, the Federal Reserve began to raise interest rates in an effort to curb inflation. As a consequence of these financial pressures, some customers may be lowering their capital investment plans and tightening their operational budgets, which may result in extended sales cycles, delayed purchasing decisions, and pricing pressure for our solutions. Higher interest rates may also impact our ability to obtain debt financing at attractive rates. We experienced a decline in revenue the first two quarters of 2024 due to the negative impact of customers delaying purchase decisions amidst an uncertain macroeconomic backdrop and delays in capital expenditures.

Results of Operations

Comparison of the three months ended June 30, 2024, and June 30, 2023

Revenue

The following table presents the revenue of each of our revenue streams, as well as the percentage of total revenue and change from the prior year.

	For the Three Months Ended June 30,
	2024		2023		Change in Revenues
(Dollars in thousands)	Revenue	% of Total	Revenue	% of Total	$	%
Products Revenue	$31,411	81%	$47,398	89%	$(15,987)	(34)%
Services Revenue	7,521	19%	5,888	11%	1,633	28%
Total Revenue	$38,932	100%	$53,286	100%	$(14,354)	(27)%

Total revenue for the three months ended June 30, 2024 and 2023 was $38.9 million and $53.3 million, respectively, a decrease of $14.4 million, or 27%. Products revenue decreased primarily due to a reduction in units shipped during the second quarter of 2024, driven by the macroeconomic conditions impacting the additive manufacturing industry described above. The decrease in products revenue was partially offset by an increase in services revenue. Services revenue increased approximately 28% during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, primarily due to an increase in support revenue from a larger installed base of systems.

The following table presents revenue by geographic region, as well as the percentage of total revenue and change from the prior period.

	For the Three Months Ended June 30,
	2024		2023		Change in Revenues
(Dollars in thousands)	Revenue	% of Total	Revenue	% of Total	$	%
Americas	$23,879	61%	$32,454	61%	$(8,575)	(26)%
EMEA (Europe, the Middle East and Africa)	10,432	27%	16,190	30%	(5,758)	(36)%
APAC (Asia‑Pacific)	4,621	12%	4,642	9%	(21)	(0)%
Total Revenue	$38,932	100%	$53,286	100%	$(14,354)	(27)%

Total revenue decreased during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, due to decreases in unit shipments across all regions.

Cost of Sales

Total cost of sales during the three months ended June 30, 2024 and 2023 was $71.1 million and $47.2 million, respectively, an increase of $23.9 million or 51%. The increase in cost of sales is driven by incremental amortization recorded in connection with the Photopolymer Initiative offset by reduced payroll expense from workforce reductions, reduced facility expenses, and lower freight costs in connection with the Initiatives described above.

Gross Profit and Gross Margin

The following table presents gross profit by revenue stream, as well as change in gross profit dollars from the prior period.

	For the Three Months Ended June 30,		Change in Gross
	2024	2023	Profit

(Dollars in thousands)	Gross Profit		$	%
Products	$(35,798)	$4,174	$(39,972)	(958)%
Services	3,609	1,915	1,694	88%
Total	$(32,189)	$6,089	$(38,278)	(629)%

Total gross profit during the three months ended June 30, 2024 and 2023 was ($32.2) million and $6.1 million, respectively. The decrease in gross profit of $38.3 million was driven by incremental amortization recorded in connection with the Photopolymer Initiative offset by reduced payroll expenses and other cost savings as part of the Initiatives described above.

The following table presents gross margin by revenue stream, as well as the change in gross margin from the prior period.

	For the Three Months Ended June 30,		Change in Gross Margin
	2024	2023	Percentage

	Gross Margin		Points	%
Products	(114)%	9%	(1.23)	(1,367)%
Services	48%	33%	0.15	45%
Total	(83)%	11%	(0.94)	(855)%

Total gross margin for the three months ended June 30, 2024 and 2023 was (83)% and 11%, respectively. Gross margin decreased period over period driven by incremental amortization recorded in connection with the Photopolymer Initiative.

Research and Development

Research and development expenses during the three months ended June 30, 2024 and 2023 were $17.1 million and $21.2 million, respectively, a decrease of $4.1 million, or 19%. The decrease in research and development expenses was largely due to a decrease in stock compensation expense of $2.3 million compared to the same quarter in 2023. Additionally, we reduced payroll expense by $3.5 million and consulting services expenses by $0.7 million, associated with the Initiatives described above.

Sales and Marketing

Sales and marketing expenses during the three months ended June 30, 2024 and 2023 were $25.8 million and $10.4 million, respectively, an increase of $15.4 million, or 148%. The increase in sales and marketing expenses was driven by incremental amortization recorded in connection with the Photopolymer Initiative. This was offset by reductions in payroll expense, stock compensation expense, marketing spend, and amortization associated with savings in connection with the Initiative described above.

General and Administrative

General and administrative expenses during the three months ended June 30, 2024 and 2023 were $26.2 million and $22.9 million, respectively, an increase of $3.3 million, or 14%. The increase in general and administrative expenses was driven by incremental amortization and depreciation recorded in connection with the Photopolymer Initiative partially offset by decreases in accounting, auditing, and legal fees, payroll expense, and stock compensation expense associated with savings in connection with the Initiatives described above.

Interest Expense

Interest expense during the three months ended June 30, 2024 and 2023 was $1.7 million and $1.1 million, respectively.

Interest and Other Expense, Net

Interest and other expense, net during the three months ended June 30, 2024 and 2023 was $0.1 million and $0.1 million, respectively.

Income Taxes

We recorded an income tax expense of $0.3 million during the three months ended June 30, 2024, compared to immaterial income tax expense during the three months ended June 30, 2023. The increase in expense was primarily due to an increase in expected tax expense in non-U.S. jurisdictions during the three months ended June 30, 2024.

We have provided a valuation allowance for all of our deferred tax assets as a result of our historical net losses in the jurisdictions in which we operate, except for Japan and Germany. We continue to assess our future taxable income by jurisdiction based on our recent historical operating results, the expected timing of reversal of temporary differences, various tax planning strategies that we may be able to enact in future periods, and the impact of potential operating changes on our business and our forecast results from operations in future periods based on available information at the end of each reporting period. To the extent that we are able to reach the conclusion that deferred tax assets are realizable based on any combination of the above factors in a single, or multiple, taxing jurisdictions, a reversal of the related portion of our existing valuation allowances may occur.

Comparison of the six months ended June 30, 2024 and 2023

Revenue

The following table presents the revenue of each of our revenue streams, as well as the percentage of total revenue and change from the prior year.

	For the Six Months Ended June 30,
	2024		2023		Change in Revenues
(Dollars in thousands)	Revenue	% of Total	Revenue	% of Total	$	%
Products Revenue	$67,042	84%	$84,095	89%	$(17,053)	(20)%
Services Revenue	12,490	16%	10,507	11%	1,983	19%
Total Revenue	$79,532	100%	$94,602	100%	$(15,070)	(16)%

Total revenue for the six months ended June 30, 2024 and 2023 was $79.5 million and $94.6 million, respectively, a decrease of $15.1 million, or 16%. Products revenue decreased primarily due to a reduction in units shipped during the first half of 2024 driven by the macroeconomic conditions impacting the additive manufacturing industry described above. The decrease in revenue was partially offset by an increase in Services revenue. Services revenue increased approximately 19% during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily due to an increase in support and installation revenue from shipments during recent periods.

The following table presents revenue by geographic region, as well as the percentage of total revenue and change from the prior period.

	For the Six Months Ended June 30,
	2024		2023		Change in Revenues
(Dollars in thousands)	Revenue	% of Total	Revenue	% of Total	$	%
Americas	$52,462	66%	$59,495	63%	$(7,033)	(12)%
EMEA	19,881	25%	26,449	28%	(6,568)	(25)%
APAC	7,189	9%	8,658	9%	(1,469)	(17)%
Total Revenue	$79,532	100%	$94,602	100%	$(15,070)	(16)%

Total revenue decreased during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, due to decreases in unit shipments across all regions.

Cost of Sales

Total cost of sales during the six months ended June 30, 2024 and 2023 was $113.9 million and $89.9 million, respectively, an increase of $24.0 million or 27%. The increase in cost of sales is driven by incremental amortization recorded in connection with the Photopolymer Initiative offset by reduced payroll expense from workforce reductions, reduced facility expenses, and lower freight costs in connection with the Initiatives described above.

Gross Profit and Gross Margin

The following table presents gross profit by revenue stream, as well as change in gross profit dollars from the prior period.

	For the Six Months Ended June 30,		Change in Gross
	2024	2023	Profit

(Dollars in thousands)	Gross Profit (Loss)		$	%
Products	$(39,186)	$1,980	$(41,166)	(2,079)%
Services	4,791	2,745	2,046	75%
Total	$(34,395)	$4,725	$(39,120)	(828)%

Total gross profit during the six months ended June 30, 2024 and 2023 was ($34.4) million and $4.7 million, respectively. The decrease in gross profit of ($39.1) million was driven by incremental amortization recorded in connection with the Photopolymer Initiative offset by reduced payroll expenses and other cost savings as part of the Initiatives described above.

The following table presents gross margin by revenue stream, as well as the change in gross margin from the prior period.

	For the Six Months Ended June 30,		Change in Gross Margin
	2024	2023	Percentage

	Gross Margin		Points	%
Products	(58)%	2%	(0.60)	(3,000)%
Services	38%	26%	0.12	46%
Total	(43)%	5%	(0.48)	(960)%

Total gross margin for the six months ended June 30, 2024 and 2023 was (43)% and 5%, respectively. Gross margin decreased period over period in line with revenue decrease.

Research and Development

Research and development expenses during the six months ended June 30, 2024 and 2023 were $37.0 million and $44.4 million, respectively, a decrease of $7.4 million, or 17%. The decrease in research and development expenses was largely due to a decrease in stock compensation expense of $3.1 million compared to the same quarter in 2023. Additionally, we reduced payroll expense by $6.6 million and consulting services expenses by $1.0 million, associated with the Initiatives described above.

Sales and Marketing

Sales and marketing expenses during the six months ended June 30, 2024 and 2023 were $37.0 million and $20.0 million, respectively, an increase of $17.0 million, or 85%. The increase in sales and marketing expenses was driven by incremental amortization recorded in connection with the Photopolymer Initiative. This was offset by reductions in payroll expense, stock compensation expense, marketing spend, and amortization associated with savings in connection with the Initiative described above.

General and Administrative

General and administrative expenses during the six months ended June 30, 2024 and 2023 were $42.4 million and $41.1 million, respectively, a decrease of ($1.3) million, or (3)%. The decrease in general and administrative expenses was driven by decreases in accounting, auditing, and legal fees, payroll expense, and stock compensation expense associated with workforce reductions in connection with the Initiatives described above partially offset by incremental amortization and depreciation recorded in connection with the Photopolymer Initiative.

Interest Expense

Interest expense during the six months ended June 30, 2024 and 2023 was $3.2 million and $1.9 million, respectively.

Interest and Other Expense, Net

Interest and other expense, net during the six months ended June 30, 2024 and 2023 was $1.5 million and ($0.1) million, respectively. The increase in expense during the three months ended June 30, 2024 is attributable to a loss on the investment in equity securities of a publicly-traded company.

Income Taxes

We recorded an income tax expense of $0.1 million during the six months ended June 30, 2024, compared to an income tax benefit of $0.5 million during the six months ended June 30, 2023. The increase in expense was primarily due to an increase in expected tax expense in non-U.S. jurisdictions during the six months ended June 30, 2024.

We have provided a valuation allowance for all of our deferred tax assets as a result of our historical net losses in the jurisdictions in which we operate, except for Japan and Germany. We continue to assess our future taxable income by jurisdiction based on our recent historical operating results, the expected timing of reversal of temporary differences, various tax planning strategies that we may be able to enact in future periods, and the impact of potential operating changes on our business and our forecast results from operations in future periods based on available information at the end of each reporting period. To the extent that we are able to reach the conclusion that deferred tax assets are realizable based on any combination of the above factors in a single, or multiple, taxing jurisdictions, a reversal of the related portion of our existing valuation allowances may occur.

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

The items excluded from the non-GAAP financial measures often have a material impact on our financial results and such items often recur. Accordingly, the non-GAAP financial measures included in this Quarterly Report on Form 10-Q should be considered in addition to, and not as a substitute for, the comparable measures prepared in accordance with GAAP. The following tables reconcile each of these non-GAAP financial measures to its most closely comparable GAAP measure in our financial statements for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2024	2023	2024	2023
GAAP gross margin	$(32,189)	$6,089	$(34,395)	$4,725
Stock-based compensation included in cost of sales(1)	475	590	1,043	1,270
Amortization of acquired intangible assets included in cost of sales(2)	42,681	6,928	57,021	13,855
Restructuring expense in cost of sales(2)	28	2,488	37,543	3,205
Acquisition-related and integration costs included in cost of sales	366	434	366	913
Non-GAAP gross margin	$11,361	$16,529	$61,578	$23,968

GAAP operating loss	$(101,327)	$(48,518)	$(150,716)	$(100,834)
Stock-based compensation(2)	6,497	9,703	14,335	19,016
Amortization of acquired intangible assets	65,931	10,457	86,978	20,899
Restructuring expense(3)	11,211	2,850	14,217	6,469
Acquisition-related and integration costs	2,050	7,359	3,305	8,765
Non-GAAP operating loss	$(15,638)	$(18,149)	$(31,881)	$(45,685)

GAAP net loss	$(103,440)	$(49,728)	$(155,538)	$(102,369)
Stock-based compensation(2)	6,497	9,703	14,335	19,016
Amortization of acquired intangible assets	65,931	10,457	86,978	20,899
Restructuring expense(3)	11,211	2,850	14,217	6,469
Acquisition-related and integration costs	2,050	7,359	3,305	8,765
Change in fair value of investments	497	107	1,814	286
Non-GAAP net loss	$(17,254)	$(19,252)	$(34,889)	$(46,934)

(1) Includes immaterial liability-award stock-based compensation expense for the three and six months ended June 30, 2024, respectively. Includes $0.2 million and $0.4 million of liability-award stock-based compensation expense for the three and six months ended June 30, 2023, respectively.

(2) Includes no liability-award stock-based compensation expense and $0.5 million of liability-award stock-based compensation expense for the three and six months ended June 30, 2024, respectively. Includes $1.3 million and $2.9 million of liability-award stock-based compensation expense for the three and six months ended June 30, 2023, respectively.

(3) Includes $3.9 million and $4.3 million of depreciation classified as restructuring charges for the three and six months ended June 30, 2024, respectively.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2024	2023	2024	2023
GAAP operating expenses	$69,138	$54,607	$116,321	$105,559
Stock-based compensation included in operating expenses(1)	(6,022)	(9,113)	(13,292)	(17,746)
Amortization of acquired intangible assets included in operating expenses	(23,250)	(3,529)	(29,957)	(7,044)
Restructuring expense included in operating expenses	(11,183)	(362)	23,326	(3,264)
Acquisition-related and integration costs included in operating expenses	(1,684)	(6,925)	(2,939)	(7,852)
Non-GAAP operating expenses	$26,999	$34,678	$93,459	$69,653

(1) Includes no liability-award stock-based compensation expense and $0.5 million of liability-award stock-based compensation expense for the three and six months ended June 30, 2024, respectively. Includes $1.1 million and $2.5 million of liability-award stock-based compensation expense for the three and six months ended June 30, 2023, respectively.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA during the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2024	2023	2024	2023
Net loss attributable to common stockholders	$(103,440)	$(49,728)	$(155,538)	$(102,369)
Interest expense	1,690	1,109	3,181	1,920
Income tax benefit (expense)	345	23	147	(534)
Depreciation and amortization (2)	71,858	13,530	96,043	26,965
EBITDA	(29,547)	(35,066)	(56,167)	(74,018)
Change in fair value of investments	497	107	1,814	286
Stock-based compensation expense(1)	6,497	9,703	14,335	19,016
Restructuring expense (2)	7,295	2,850	9,887	6,469
Acquisition-related and integration costs	2,050	7,359	3,305	8,765
Adjusted EBITDA	$(13,208)	$(15,047)	$(26,826)	$(39,482)

(1) Includes no liability-award stock-based compensation expense and $0.5 million of liability-award stock-based compensation expense for the three and six months ended June 30, 2024, respectively. Includes $1.3 million and $2.9 million of liability-award stock-based compensation expense for the three and six months ended June 30, 2023, respectively.

(2) In connection with the Photopolymer Initiative, we recorded incremental depreciation and amortization for the shortened useful life of various fixed assets and intangibles to restructuring charges. For the three and six months ended June 30, 2024, we recorded incremental depreciation of $3.9 million and $4.3 million, respectively, and incremental amortization of $59.9 million and $71.1 million, respectively. These amounts are listed in the depreciation and amortization line.

Liquidity and Capital Resources

We have incurred a net loss in each of our annual periods since our inception, and we have an accumulated deficit of $1,787.8 million as of June 30, 2024. We incurred net losses $155.5 million and $102.4 million during the six months ended June 30, 2024 and 2023, respectively. We expect to continue to incur additional losses and negative cash flows from operations in the near term. As of June 30, 2024, we had $46.1 million in cash, cash equivalents, and short-term investments.

Since inception, we have received cumulative net proceeds from the Business Combination, the exercise of warrants, and the sale of our preferred and common stock of $973.4 million to fund our operations, and in May 2022 we received aggregate net proceeds of $111.4 million from the sale of 6.0% Convertible Senior Notes due 2027 as described below. As of June 30, 2024, our principal sources of liquidity were our cash, cash equivalents, and short-term investments of $46.1 million which are principally invested in money market funds and fixed income instruments.

Pursuant to the Merger Agreement, Nano agreed to provide us with a multi-draw term loan credit facility in an aggregate principal amount not to exceed $20.0 million (the “Bridge Loan Facility”), which amount shall be available at our request at any time and from time to time after January 7, 2025, subject to a monthly borrowing cap and subject to the execution of definitive loan documents to be mutually agreed by us and Nano (the “Bridge Loan Documentation”). If executed, the Bridge Loan Documentation will reflect the terms and be subject to the conditions set forth on the Bridge Loan Term Sheet (attached to the Merger Agreement) or such terms as may otherwise be agreed in writing by us and Nano. We may, but are not obligated to, execute the Bridge Loan Documentation and borrow under the Bridge Loan Facility. The Bridge Loan Facility is intended to supplement the Company’s working capital and liquidity on an as-needed basis to bridge to the closing of the Merger.

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

Our material cash requirements have consisted of operating activities, research and development costs, purchase price for acquisitions, transaction costs and capital expenditures. We expect our cash expenditures to increase in the near term in connection with the 2024 Initiative, and we expect the 2022 Initiative and the 2024 Initiative to reduce cash expenditures in the long term. As of June 30, 2024, we had lease payment obligations of $28.3 million, with $7.8 million payable within 12 months.

Capital expenditures for the six months ended June 30, 2024, totaled $0.7 million and consisted primarily of lab equipment and leasehold improvements. As of June 30, 2024, we did not have any capital expenditures payable within 12 months. As of June 30, 2024, we had $45.9 million in cash and cash equivalents, and $0.2 million in short-term liquid investments. Our future cash requirements will depend on many factors including our revenue, research and development efforts, investments in, complementary or enhancing technologies or businesses, the success of the 2024 Initiative, the timing and extent of additional capital expenditures to invest in existing and new facilities, the expansion of sales and marketing and the introduction of and demand for new products.

We expect to continue to incur net losses and negative cash flows from operations, particularly as we continue to invest in commercialization and new product development. We believe that our existing capital resources will be sufficient to support our operating plan and cash commitments into the second quarter of 2025. This belief is based on assumptions that may change as a result of many factors currently unknown to us; however, if the Merger is not completed or if we require additional financing before the Merger is completed, we will need to further increase our capital resources by issuing additional shares of our capital stock or offering debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity, or shares of preferred stock, and we may need to do so sooner than we expect. There is no assurance that sources of financing will be available on a timely basis, or on satisfactory terms, or at all. These conditions raise substantial doubt regarding our ability to continue as a going concern within one year after the date of the filing of this Quarterly Report. For additional information, see Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

We have enacted, and intend to continue to enact, cost savings measures to preserve capital. In June 2022, we announced a strategic integration and cost optimization initiative that included a global workforce reduction, facilities consolidation, and other operational savings measures (the “2022 Initiative”). On January 31, 2023, we committed to additional actions to continue and expand the 2022 Initiative. These additional actions included closing and consolidating select locations in the United States and Canada and reducing our workforce by an additional 15%, prioritizing investments and operations in line with near-term revenue generation, positioning us to achieve our long-term financial goals. As a result of the 2022 Initiative, we realized $20.7 million in cost savings in the second half of 2022 and we have completed our stated goal of $100 million annualized cost savings in 2023.

On January 22, 2024, we committed to a strategic integration and cost optimization initiative (the “2024 Initiative”) that includes a global workforce reduction of approximately 20%, facilities consolidation, product rationalization and other operational savings measures. We commenced workforce reductions in the United States and we are reviewing workforce changes in other countries, the timing of which will vary according to local regulatory requirements. As a result of the 2024 Initiative, we anticipate at least $50 million of aggregate annualized cost savings resulting in sequential cost reductions across the first half of 2024.

On March 14, 2024, following a comprehensive review of our operating plan, the Board of Directors approved an additional cost reduction plan that includes a review of strategic alternatives for our photopolymer business and a review of other potential cost saving actions (the “Photopolymer Initiative”). We explored alternatives for the photopolymer business, which may include divestitures, curtailment of investment or winding down of the business. As part of the Photopolymer Initiative, we assumed a shortened useful life on certain assets, including fixed assets, intangibles, and right of use assets, related to the photopolymer business and recorded $68.3 million and $80.3 million in incremental depreciation and amortization for the three and six months ended June 30, 2024. During the three and six months ended June 30, 2024, we recorded restructuring charges of $0.4 million and $0.9 million, respectively, related to employee severance and facility consolidations in connection with the Photopolymer Initiative.

We are currently evaluating other potential specific initiatives we may undertake to reduce our operating expenses and manage our cash flows. These initiatives could include disposing of certain of our assets, rationalizing our product portfolio, workforce adjustments based on changes to the business, manufacturing consolidation, improving our supply chain and logistics, improving our inventory management and consolidating certain of our facilities. These initiatives may not be successful, and they may not generate the cost savings we expect. Certain future events, such as a global recession, a material supply chain disruption or other events outside our control, may occur and could negatively impact our operating results and cash position and may require us to use our existing capital resources more quickly than we currently anticipate. These events may cause us to undertake additional cost savings measures or seek additional sources of financing. We also regularly evaluate opportunities to raise capital through the issuance of debt or equity, as well as potential strategic opportunities, including divestitures, entering into or exiting lines of business, business combinations, joint ventures, strategic alliances, strategic investments and other strategic transactions.

Cash Flows

Since inception, we have primarily used proceeds from the Business Combination, issuances of preferred stock and debt instruments to fund our operations and complete acquisitions. The following table sets forth a summary of cash flows for the six months ended June 30, 2024, and 2023:

	For the Six Months Ended
	June 30,
(Dollars in thousands)	2024	2023
Net cash used in operating activities	$(37,432)	$(70,494)
Net cash provided by investing activities	1,013	110,883
Net cash (used in) provided by financing activities	(534)	721
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,055)	73
Net change in cash, cash equivalents, and restricted cash	$(38,008)	$41,183

Operating Activities

Net cash used in operating activities was $37.4 million for the six months ended June 30, 2024, primarily consisting of $155.5 million of net losses, adjusted for non-cash items, which primarily included depreciation and amortization expense of $96.0 million and stock-based compensation expense of $14.3 million, as well as $6.4 million in cash consumed by working capital.

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

Investing Activities

Net cash provided by investing activities was $1.0 million for the six months ended June 30, 2024, consisting of purchases of property and equipment of $0.7 million and proceeds from sales of property and equipment of $1.7 million.

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

Financing Activities

Net cash used in financing activities was $0.5 million for the six months ended June 30, 2024, consisting primarily of $0.4 million in payments of taxes related to net share settlements upon vesting of restricted stock units and $0.2 million in repayment of loans.

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

Off-Balance Sheet Arrangements

In the normal course of operations, ExOne’s German subsidiary, ExOne GmbH, issues short-term financial guarantees and letters of credit to third parties in connection with certain commercial transactions requiring security through a credit facility with a German bank. At June 30, 2024, total outstanding financial guarantees and letters of credit issued were $0.1 million. For further discussion related to financial guarantees and letters of credit, refer to Note 17 in our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and short-term investment portfolio. Our investment strategy is focused on preserving capital and supporting our liquidity requirements, while earning a reasonable market return. We invest in a variety of U.S. government securities, corporate debt securities, asset-backed securities, and commercial paper. The market value of our marketable securities may decline if current market interest rates rise. As of June 30, 2024, the fair value of our cash, cash equivalents, and short-term investments was $46.1 million. A 10% change in interest rates would have an immaterial impact on the fair value of our investment portfolio. Our marketable securities are recorded at fair value, and gains and losses from these securities are recognized within other comprehensive income as they occur.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. As described in our Annual Report on Form 10-K for the year ended December 31, 2023, we identified material weaknesses in our internal control over financial reporting. As a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act is recorded, processed, summarized, and reported as and when required.

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

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2024, we continued to implement certain internal controls in connection with remediation efforts related to the material weaknesses identified in our Annual Report on Form 10-K for the year ended December 31, 2023. There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 20, 2023, purported stockholder Pietro Campanella filed an amendment to the November 21, 2021 class action complaint in Delaware Court of Chancery against Desktop Metal, Inc., and former directors and officers of The ExOne Company, alleging breach of fiduciary duty and aiding and abetting breach of fiduciary duty claims in connection with the ExOne Merger

(Campanella v. Rockwell, et al., Case No. 2021-1013-LWW). In particular, Mr. Campanella alleges that ExOne’s proxy statement and supplemental disclosures did not adequately disclose information related to a whistleblower investigation at one of Desktop Metal’s subsidiaries, EnvisionTEC, and the resignation of EnvisionTEC’s CEO, prior to the ExOne stockholder vote. Defendants filed their motion to dismiss the complaint on January 12, 2024. The parties completed briefing on the motion to dismiss on May 22, 2024, and a hearing on the motion to dismiss is scheduled for October 16, 2024.

As previously disclosed, four alleged shareholders of Desktop Metal stock filed purported securities class action complaints in the United States District Court for the District of Massachusetts, alleging that Desktop Metal and certain of its officers and directors violated Sections 10(b) and 20(a) of the Securities and Exchange Act by making false or misleading statements regarding EnvisionTEC’s manufacturing and product compliance practices and procedures. Plaintiffs filed a Consolidated Complaint on December 19, 2022. The parties completed briefing on the motion to dismiss in May 2023, and Judge Indira Talwani held oral argument on September 13, 2023. The Court issued a decision dismissing the Consolidated Complaint with prejudice and entered Judgment for defendants on September 21, 2023. On October 13, 2023, Lead Plaintiff Sophia Zhou filed a Notice of Appeal. The parties completed briefing on the Zhou Appeal in May 2024, and oral argument before the U.S. Court of Appeals for the First Circuit has been scheduled for September 10, 2024.

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

• Our negative cash flows and current lack of financial resources raise substantial doubt as to our ability to continue as a going concern. If we are unable to raise additional funding to meet our operational needs, we may be forced to limit or cease our operations and/or liquidate our assets.

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

Risks Related to Our Financial Position and Need for Additional Capital

Our negative cash flows and current lack of financial resources raise substantial doubt as to our ability to continue as a going concern. If we are unable to raise additional funding to meet our operational needs, we may be forced to limit or cease our operations and/or liquidate our assets.

Although our unaudited consolidated interim financial statements have been prepared assuming our company will continue as a going concern, our negative cash flows and current lack of financial resources raise substantial doubt as to our ability to satisfy our obligations as they become due within one year from the date of filing of this Quarterly Report on Form 10-Q. As of June 30, 2024, we had an accumulated deficit of $1,787.8 million and cash and cash equivalents of $45.9 million, and we incurred a net loss of $155.5 million in the six months ended June 30, 2024. We expect our losses to continue for the foreseeable future. If the Merger is not completed or if we require additional financing before the Merger is completed, we will need to further increase our capital resources by issuing additional shares of our capital stock or offering debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity, or shares of preferred stock, and we may need to do so sooner than we expect. There is no assurance that sources of financing will be available on a timely basis, or on satisfactory terms, or at all. If we are unable to procure additional financing when needed, we would not be able to continue as a going concern. Additionally, we may be forced to seek protection from our creditors through bankruptcy proceedings, discontinue operations, or liquidate our assets, and we may receive less than the value at which those assets are carried on our unaudited interim financial statements. Any of these outcomes could cause our shareholders to lose some or all of their investment.

Even if we are able to raise significant additional capital necessary to continue our operations over the next year, if we are unable to obtain additional adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives, develop our technology and products, and respond to business opportunities, challenges, unforeseen circumstances or developments could be significantly limited, and our business, financial condition, results of operations and prospects could be materially and adversely affected.

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

Risks Related to the Proposed Merger with Nano

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

Additionally, either party may terminate the Merger Agreement under certain circumstances, including, among other reasons, if the Merger is not completed by January 31, 2025 (subject, under certain circumstances, to extension to March 31, 2025).

If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, we may be required to pay Nano a termination fee of $7.875 million or an expense reimbursement in an amount not to exceed $6.0 million.

Our stockholders cannot be certain of the exact amount of Per Share Merger Consideration they will receive as it is subject to downward adjustment pursuant to the terms of the Merger Agreement.

At the Effective Time of the Merger, each share of our Class A common stock held by our existing stockholders will be converted automatically into the right to receive the Per Share Merger Consideration, without interest, subject to downward adjustment, subject further to any tax withholding, by an amount equal to the sum of (x) the product of (A) the aggregate principal amount outstanding under the Bridge Loan Facility together with accrued and unpaid interest, as of the closing of the Merger divided by $2,500,000, and (B) $0.10 (provided that in no event shall the adjustment pursuant to (x) hereunder be greater than $0.80), plus (y) the product of (A) all unpaid Company Transaction Expenses (as defined in the Merger Agreement) as of the closing of the Merger divided by $2,500,000, and (B) $0.10 (provided that in no event shall the adjustment pursuant to (y) hereunder be greater than $0.60), plus (z) $0.0325 if certain our executive officers do not execute severance letter agreements prior to the closing.

Because the amount of the Per Share Merger Consideration to be received by our stockholders is subject to downward adjustment and will not be determined until three (3) business days before the closing of the Merger, stockholders will not know with certainty the exact amount of Per Share Merger Consideration they will receive upon consummation of the Merger. As of the date of this Quarterly Report on Form 10-Q, based on forecasted Company Transaction Expenses, our expectation is that we will not draw on the Bridge Loan Facility and our expectations regarding the severance letter agreements, we estimate that adjustments to the Per Share Merger Consideration will total $0.44 per share, resulting in an adjusted Per Share Merger Consideration of $5.06 per share. No assurance can be given, however, that the adjustments will not be greater than anticipated. If the Company Transaction Expenses are greater than anticipated or if we have unanticipated liquidity needs, either as a result of a longer than expected time to closing or other unforeseen costs or other events, causing us to draw on the Bridge Loan Facility, the Per Share Merger Consideration will be reduced. If all of the reductions are fully realized, the Per Share Merger Consideration will be reduced to $4.07 per share.

Failure to complete the proposed Merger with Nano could have material and adverse effects on our business, financial results and stock price.

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

•	we may be required, in certain circumstances, to pay a termination fee of $7.875 million or an expense reimbursement in an amount not to exceed $6.0 million to Nano.

In addition to the above risks, if the Merger Agreement is terminated and our board of directors seeks an alternative transaction, our stockholders cannot be certain that we will be able to find a party willing to engage in a transaction on more attractive terms than the Merger. The efforts and costs to satisfy the closing conditions of the Merger may place a significant burden on management and internal resources, and the Merger and related transactions, whether or not consummated, may result in a diversion of management’s attention from day-to-day operations. Any significant diversion of management’s attention away from ongoing business and difficulties encountered in the Merger process could have a material adverse effect on our business, results of operations and financial condition. Any of the above risks could materially affect our business, financial results and stock price.

The Merger Agreement contains provisions that could discourage a potential competing acquirer that might be willing to pay more to acquire or merge with either Desktop Metal or Nano.

The Merger Agreement contains “no shop” provisions that restrict our ability to, among other things, solicit, initiate, induce, facilitate or knowingly encourage any acquisition proposal or any inquiry or proposal that may be reasonably be expected to lead to an acquisition proposal; enter into, participate in, maintain or continue any communications or negotiations regarding, or deliver or make available any non-public information with respect to, or take any other action regarding, any actual or potential acquisition proposal; agree to, accept, approve, endorse or recommend (or publicly propose or announce any intention or desire to agree to, accept, approve, endorse or recommend) any acquisition proposal; or enter into any letter of intent or any other contract, agreement, commitment or other written arrangement contemplating or otherwise relating to any acquisition proposal. Although our board of directors is permitted to effect a change of recommendation, after complying with certain procedures set forth in the Merger Agreement, in response to an acquisition proposal if it determines in good faith judgment, after consulting with its outside legal counsel, that such acquisition proposal constitutes a superior proposal, its doing so would entitle Nano to terminate the Merger Agreement and collect a $7.875 million termination fee. These provisions could discourage a potential competing acquirer from considering or proposing an acquisition or merger, even if it were prepared to pay consideration with a higher value than that implied by the merger consideration, or might result in a potential competing acquirer proposing to pay a lower per share price than it might otherwise have proposed to pay because of the added expense of the termination fee.

Until the completion of the Merger or the termination of the Merger Agreement in accordance with its terms, we are prohibited from entering into certain transactions and taking certain actions that might otherwise be beneficial to our business and our stockholders.

Prior to the Effective Time of the Merger, the Merger Agreement restricts us from taking specified actions without the consent of Nano (which consent may not be unreasonably withheld or delayed) and requires that our and our subsidiaries’ business be conducted in the ordinary course consistent with past practice in all material respects. These restrictions may prevent us from making appropriate changes to our business or organizational structure or from pursuing attractive business opportunities that may arise prior to the completion of the Merger and could have the effect of delaying or preventing other strategic transactions. Adverse effects arising from the pendency of the Merger could be exacerbated by any delays in consummation of the Merger or termination of the Merger Agreement.

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

Due to our acquisition activity, the existing information technology systems and cyber controls of the acquired entities and integration efforts with respect thereto, as well as the state of the cyber insurance market generally, the costs for our cyber insurance increased in 2023, and the cost of such insurance could continue to increase for future policy periods. Our cyber insurance coverage does not extend to all of our group companies. Although we are working to implement more robust cybersecurity controls and infrastructure for these entities, we may continue to be unable to secure cyber risk coverage for them for future periods. Moreover, the scope and limits of our cyber insurance coverage may not be sufficient or available to cover all expenses or other losses, including fines, or all types of claims that may arise in connection with cyberattacks, security compromises, and other related incidents.

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

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personally identifiable information we collect from our employees, prospects, and our customers. Data privacy and security laws and regulations may limit the use and disclosure of certain personal information and require us to adopt certain cybersecurity and data handling practices that may affect our ability to effectively market our services to current, past, or prospective customers. We must comply with data privacy laws in the United States, Europe and other countries and jurisdictions where we conduct business.

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

On June 10, 2024 after obtaining stockholder approval, we effected a 1-for-10 reverse stock split (the “Reverse Stock Split”), and the Company’s Class A common stock began trading on the post-split adjusted basis on June 11, 2024. On July 24, 2024, we were notified by the NYSE that the closing bid price of our Class A common stock had been greater than $1.00 per share for 30 consecutive business days, from June 11, 2024 to July 24, 2024 . Accordingly, we have regained compliance with the requirements of Section 802.01C and this matter is now closed. If the average closing price our Class A common stock again is below $1.00 over a consecutive 30 trading-day period, we would again receive another notice of non-compliance with NYSE’s listing standards and face the risk of delisting.

No assurance can be given that we will be able to continue to comply with the NYSE minimum price requirement or maintain compliance with the other continued listing requirements of the NYSE. If we are unable to stay in compliance with the NYSE’s continued listing requirements and our Class A common stock is suspended from trading and delisted, it could have adverse consequences including, among others, reducing the number of investors willing to hold or acquire our Class A common stock, reducing the liquidity and market price of our Class A common stock, adverse publicity and a reduced interest in us from investors, analysts and other market participants. A delisting could impair our ability to raise additional capital through the public markets and our ability to attract and retain employees by means of equity compensation. In addition, the delisting of our Class A common stock from the NYSE would constitute a “fundamental change” under the terms of the indenture governing our 6.0% Convertible Senior Notes due 2027 (the “2027 Notes”), whereupon holders of the 2027 Notes may require us to repurchase for cash all or part of their Convertible Notes at a purchase price equal to the principal amount of the 2027 Notes to be repurchased plus accrued and unpaid interest to, but excluding, the repurchase date.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

All issuances of unregistered securities by us during the three months ended June 30, 2024, have been included previously in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

The following table sets forth purchases of our common stock for the three months ended June 30, 2024:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
April 1, 2024 through April 30, 2024	570	$8.52	—	—
May 1, 2024 through May 31, 2024	5,467	$6.51	—	—
June 1, 2024 through June 30, 2024	62	$5.81	—	—
Total	6,099		—

(1) All of the shares were withheld from employees in satisfaction of minimum tax withholding obligations associated with the issuance of shares of Class A common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	None.
(b)	During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

(a)	Exhibits

The exhibits listed in the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q and are incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Exhibit		Form	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of July 2, 2024, by and among Nano Dimension, the Company and Merger Sub**	8-K	2.1	7/3/2024
10.1	Loan Term Sheet between the Company and Nano	8-K	10.2	7/3/2024
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)			*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)			*
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350			*
101.INS	Inline XBRL Instance Document			*
101.SCH	Inline XBRL Taxonomy Extension Schema Document			*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document			*
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document			*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document			*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)			*
*	Filed with this Quarterly Report on Form 10-Q.
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

DESKTOP METAL, INC.

Date: July 30, 2024	By:	/s/ Ric Fulop
Ric Fulop
Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2024	By:	/s/ Jason Cole
Jason Cole
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)