Form 10-Q
period 2024-09-30
Desktop Metal, Inc.
filed 2024-10-31
CIK 1754820

june

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 29, 2024, there were 33,341,419 shares of the registrant’s Class A common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DESKTOP METAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$30,617	$83,845
Current portion of restricted cash	220	233
Short‑term investments	—	625
Accounts receivable	22,803	37,690
Inventory	80,853	82,639
Prepaid expenses and other current assets	8,946	11,105
Total current assets	143,439	216,137
Restricted cash, net of current portion	—	612
Property and equipment, net	27,184	35,840
Intangible assets, net	75,297	168,259
Other noncurrent assets	27,773	37,153
Total Assets	$273,693	$458,001
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,317	$18,190
Customer deposits	4,403	5,356
Current portion of lease liability	7,936	7,404
Accrued expenses and other current liabilities	23,149	27,085
Current portion of deferred revenue	11,206	11,739
Current portion of long‑term debt, net of deferred financing costs	181	330
Total current liabilities	61,192	70,104
Long-term debt, net of current portion	—	89
Convertible notes	113,113	112,565
Lease liability, net of current portion	18,673	23,566
Deferred revenue, net of current portion	2,052	3,696
Deferred tax liability	3,609	3,523
Other noncurrent liabilities	2,706	2,806
Total liabilities	201,345	216,349
Commitments and Contingencies (Note 17)
Stockholders’ Equity
Preferred Stock, $0.0001 par value—authorized, 50,000,000 shares; no shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Common Stock, $0.0001 par value—500,000,000 shares authorized; 33,310,041 and 32,527,742 shares issued at September 30, 2024 and December 31, 2023, respectively, 33,310,040 and 32,527,167 shares outstanding at September 30, 2024 and December 31, 2023, respectively	4	4
Additional paid‑in capital	1,929,669	1,908,533
Accumulated deficit	(1,823,211)	(1,632,225)
Accumulated other comprehensive loss	(34,114)	(34,660)
Total Stockholders’ Equity	72,348	241,652
Total Liabilities and Stockholders’ Equity	$273,693	$458,001

See notes to condensed consolidated financial statements

DESKTOP METAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues
Products	$31,939	$37,502	$98,981	$121,597
Services	4,466	5,248	16,956	15,755
Total revenues	36,405	42,750	115,937	137,352
Cost of sales
Products	29,962	37,175	136,190	119,290
Services	3,282	3,651	10,981	11,413
Total cost of sales	33,244	40,826	147,171	130,703
Gross profit (loss)	3,161	1,924	(31,234)	6,649
Operating expenses
Research and development	11,500	20,455	48,456	64,822
Sales and marketing	8,053	8,549	45,008	28,596
General and administrative	17,330	9,528	59,740	50,673
Impairment charges	—	6,062	—	6,062
Goodwill impairment	—	2,450	—	2,450
Total operating expenses	36,883	47,044	153,204	152,603
Loss from operations	(33,722)	(45,120)	(184,438)	(145,954)
Interest expense	(1,690)	(1,045)	(4,871)	(2,965)
Interest and other expense, net	228	(349)	(1,266)	(498)
Loss before income taxes	(35,184)	(46,514)	(190,575)	(149,417)
Income tax benefit (expense)	(264)	$141	$(411)	$675
Net loss	$(35,448)	$(46,373)	$(190,986)	$(148,742)
Net loss per share—basic and diluted	(1.07)	(1.43)	(5.78)	(4.63)
Weighted average shares outstanding, basic and diluted	33,268,899	32,318,761	33,023,091	32,132,801

See notes to condensed consolidated financial statements.

DESKTOP METAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net loss	$(35,448)	$(46,373)	$(190,986)	$(148,742)
Other comprehensive loss, net of taxes:
Unrealized gain (loss) on available-for-sale marketable securities, net	—	(211)	(451)	126
Foreign currency translation adjustment	2,264	(684)	997	(451)
Total comprehensive loss, net of taxes of $0	$(33,184)	$(47,268)	$(190,440)	$(149,067)

See notes to condensed consolidated financial statements.

DESKTOP METAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share amounts)

	Three Months Ended September 30, 2024
					Accumulated
					Other
	Common Stock		Additional		Comprehensive	Total
	Voting		Paid‑in	Accumulated	(Loss)	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
BALANCE— July 1, 2024	33,196,705	$4	$1,923,978	$(1,787,763)	$(36,378)	$99,841
Vesting of restricted share units	119,423	—	—	—	—	—
Repurchase of shares for employee tax withholdings	(6,088)	—	(29)	—	—	(29)
Stock‑based compensation expense	—	—	5,720	—	—	5,720
Net loss	—	—	—	(35,448)	—	(35,448)
Other comprehensive income (loss)	—	—	—	—	2,264	2,264
BALANCE—September 30, 2024	33,310,040	4	$1,929,669	$(1,823,211)	$(34,114)	$72,348

	Nine Months Ended September 30, 2024
					Accumulated
					Other
	Common Stock		Additional		Comprehensive	Total
	Voting		Paid‑in	Accumulated	(Loss)	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
BALANCE—January 1, 2024	32,527,167	4	1,908,533	(1,632,225)	(34,660)	241,652
Fractional shares redeemed for cash in lieu of reverse stock split	(1,338)	—	(7)	—	—	(7)
Vesting of restricted Common Stock	574	—	—	—	—	—
Vesting of restricted stock units	849,899	—	—	—	—	—
Repurchase of shares for employee tax withholdings	(66,262)	—	(403)	—	—	(403)
Issuance of common stock related to share-based liability awards	—	—	1,997			1,997
Stock‑based compensation expense	—	—	19,549	—	—	19,549
Net loss	—	—	—	(190,986)	—	(190,986)
Other comprehensive income (loss)	—	—	—	—	546	546
BALANCE—September 30, 2024	33,310,040	$4	$1,929,669	$(1,823,211)	$(34,114)	$72,348

	Three Months Ended September 30, 2023
					Accumulated
					Other
	Common Stock		Additional		Comprehensive	Total
	Voting		Paid‑in	Accumulated	(Loss)	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
BALANCE—July 1, 2023	32,263,019	$3	$1,893,548	$(1,411,323)	$(37,798)	$444,459
Exercise of Common Stock options	3,793	—	46	—	—	46
Vesting of restricted Common Stock	978	—	—	—	—	—
Vesting of restricted stock units	98,692	—	—	—	—	—
Repurchase of shares for employee tax withholdings	(2,236)	—	(39)	—	—	(39)
Stock‑based compensation expense	—	—	8,376	—	—	8,376
Net loss	—	—	—	(46,373)	—	(46,373)
Other comprehensive income (loss)	—	—	—	—	(895)	(895)
BALANCE—September 30, 2023	32,364,246	$3	$1,901,931	$(1,457,696)	$(38,693)	$405,574

	Nine Months Ended September 30, 2023
					Accumulated
					Other
	Common Stock		Additional		Comprehensive	Total
	Voting		Paid‑in	Accumulated	(Loss)	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
BALANCE—January 1, 2023	31,813,343	$3	$1,874,792	$(1,308,954)	$(38,368)	$527,502
Exercise of Common Stock options	100,604	—	1,203	—	—	1,203
Vesting of restricted Common Stock	8,537	—	—	—	—	—
Vesting of restricted stock units	406,196	—	—	—	—	—
Repurchase of shares for employee tax withholdings	(8,913)	—	(147)	—	—	(147)
Issuance of Common Stock related to settlement of contingent consideration	44,479		797			797
Stock‑based compensation expense	—	—	25,286	—	—	25,286
Net loss	—	—	—	(148,742)	—	(148,742)
Other comprehensive income (loss)	—	—	—	—	(325)	(325)
BALANCE—September 30, 2023	32,364,246	$3	$1,901,931	$(1,457,696)	$(38,693)	$405,574

See notes to condensed consolidated financial statements.

DESKTOP METAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(190,986)	$(148,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	103,786	40,322
Stock‑based compensation	18,058	26,699
Goodwill impairment	—	2,450
Amortization (accretion) of discount on investments	—	(490)
Amortization of deferred costs on convertible notes	548	548
Provision for bad debt	1,756	640
Provision for slow-moving, obsolete, and lower of cost or net realizable value inventories, net	(45)	—
Loss (gain) on disposal of property and equipment	(35)	501
Foreign exchange (gains) losses on intercompany transactions, net	(4)	—
Net decrease in accrued interest related to marketable securities	—	238
Net unrealized loss on equity investment	625	286
Deferred tax benefit	305	(675)
Foreign currency transaction loss	486	392
Impairment charges	—	6,062
Changes in operating assets and liabilities:
Accounts receivable	13,267	(2,446)
Inventory	(694)	(16,052)
Prepaid expenses and other current assets	2,264	(8,716)
Other assets	9,967	2,425
Accounts payable	(4,055)	7,397
Accrued expenses and other current liabilities	(415)	1,009
Customer deposits	(1,000)	(4,542)
Deferred revenue	(2,202)	3,590
Change in right of use assets and lease liabilities, net	(5,033)	(4,456)
Other liabilities	8	1,706
Net cash used in operating activities	(53,399)	(91,854)
Cash flows from investing activities:
Purchases of property and equipment	(810)	(2,709)
Proceeds from sale of property and equipment	1,694	9,942
Purchase of marketable securities	—	(4,973)
Proceeds from sales and maturities of marketable securities	—	112,719
Proceeds from disposal of subsidiaries	—	4,089
Cash paid for acquisitions, net of cash acquired	—	(500)
Net cash provided by investing activities	884	118,568
Cash flows from financing activities:
Proceeds from the exercise of stock options	—	1,203
Payment of taxes related to net share settlement upon vesting of restricted stock units	(403)	(147)
Repayment of loans	(237)	(337)
Net cash (used in) provided by financing activities	(640)	719
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(698)	(461)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(53,853)	26,972
Cash, cash equivalents, and restricted cash at beginning of period	84,690	81,913
Cash, cash equivalents, and restricted cash at end of period	30,837	108,885

Supplemental disclosures of cash flow information

Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total shown in the condensed consolidated statements of cash flows:

Cash and cash equivalents	$30,617	$107,432
Restricted cash included in other current assets	220	841
Restricted cash included in other noncurrent assets	—	612
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$30,837	$108,885

Supplemental cash flow information:
Interest paid	$3,488	$—
Taxes paid	$—	$—

Non‑cash investing and financing activities:
Net unrealized gain on investments	$—	$(339)
Common Stock issued for settlement of contingent consideration	$—	$797
Additions to right of use assets and lease liabilities	$1,600	$11,443
Purchase of property and equipment included in accounts payable	$160	$326
Purchase of property and equipment included in accrued expense	$—	$90
Transfers from inventory to property and equipment	$2,725	$1,370
Transfers from property and equipment to inventory	$—	$1,647

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

The Company’s stockholders approved the Merger at a special meeting of stockholders held on October 2, 2024. The Merger is subject to the receipt of required regulatory approvals and other customary closing conditions.

For further information about the Merger Agreement, refer to the Merger Agreement, a copy of which was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2024.

Reverse Stock Split

On June 10, 2024 after obtaining stockholder approval, the Company effected a 1-for-10 reverse stock split, and the Company’s Class A common stock began trading on the post-split adjusted basis on June 11, 2024. All shares of the Company’s common stock, stock-based instruments and per-share data included in these condensed consolidated financial statements have been retroactively adjusted as though the stock split has been effected prior to all periods presented.

Termination of Merger with Stratasys Ltd.

On May 25, 2023, the Company entered into an Agreement and Plan of Merger (the “Stratasys Merger Agreement”), by and among Stratasys Ltd. (“Stratasys”), Tetris Sub Inc., a Delaware corporation and a direct wholly owned subsidiary of Stratasys (“Stratasys Merger Sub”), and the Company, pursuant to which Stratasys Merger Sub was to merge with and into the Company, with the Company surviving the merger as a direct wholly owned subsidiary of Stratasys (the “Stratasys Merger”).

The Stratasys Merger was subject to approval by shareholders of Stratasys and Desktop Metal. At an extraordinary general meeting of shareholders of Stratasys held on September 28, 2023, Stratasys shareholders did not approve the proposal related to the Stratasys Merger Agreement. Accordingly, on September 28, 2023, Stratasys sent Desktop Metal a notice of termination of the Stratasys Merger Agreement. As a result, and under the terms of the Stratasys Merger Agreement, Stratasys paid $10.0 million to Desktop Metal for reimbursement of expenses, which is included in general and administrative expenses in the condensed consolidated statements of operations. The termination fee was paid on October 6, 2023.

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

These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The Company has incurred net losses since inception and has an accumulated deficit of $1.8 billion as of September 30, 2024. The Company expects to continue to incur additional losses and negative cash flows from operations in the near term. The Company will require additional capital investment to fund operating and capital expenditure requirements. The Company may seek additional capital through arrangements with Nano or from other sources, including, but not limited to, equity and debt financings.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the financial statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no other changes to the Company’s significant accounting policies during the first nine months of fiscal year 2024.

3. REVENUE RECOGNITION

Contract Balances

The Company’s deferred revenue balance was $13.3 million and $15.4 million as of September 30, 2024 and December 31, 2023, respectively. During the three and nine months ended September 30, 2024, the Company recognized $2.0 million and $8.0 million of existing deferred revenue from 2023. During the three and nine months ended September 30, 2023, the Company recognized $3.6 million and $14.0 million of existing deferred revenue from 2022. The deferred revenue consists of billed post-installation customer support and maintenance, cloud-based software licenses that are recognized ratably over the term of the agreement, and contracts that have outstanding performance obligations or contracts that have acceptance terms that have not yet been fulfilled.

Contract assets were not material as of September 30, 2024 and December 31, 2023.

Remaining Performance Obligations

At September 30, 2024, the Company had $13.3 million of remaining performance obligations, of which approximately $11.2 million is expected to be fulfilled over the next 12 months, notwithstanding uncertainty related to customer site readiness and unanticipated economic events, which could have an adverse effect on the timing of delivery and installation of products and/or services to customers. In addition, the Company also had customer deposits of $4.4 million and $6.9 million at September 30, 2024 and 2023, respectively.

4. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company’s cash equivalents and short-term investments are invested in the following (in thousands):

	September 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$9,043	$—	$—	$9,043
Total cash equivalents	9,043	—	—	9,043
Total cash equivalents and short-term investments	$9,043	$—	$—	$9,043

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$40,799	$—	$—	$40,799
Total cash equivalents	40,799	—	—	40,799
Total cash equivalents and short-term investments	$40,799	$—	$—	$40,799

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

The following fair value hierarchy table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the inputs the Company utilized to determine such fair value (in thousands):

	September 30, 2024
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Items	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$9,043	$—	$—	$9,043
Other investments	—	—	2,000	2,000
Total assets	$9,043	$—	$2,000	$11,043

	December 31, 2023
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Items	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$40,799	$—	$—	$40,799
Equity securities	625	—	—	625
Other investments	—	—	2,000	2,000
Total assets	$41,424	$—	$2,000	$43,424

Equity securities include investments made via publicly-traded securities. The Company has determined that the estimated fair value of its equity securities is reported as Level 1 financial assets as they are based on quoted market prices in active markets for identical assets. During the year ended December 31, 2021, the Company made a $20.0 million investment in equity securities of a publicly-traded company. The Company records this investment at fair value within short-term investments, which was $0 as of September 30, 2024. During the three and nine months ended September 30, 2024, the Company recorded an unrealized loss of $0 and an unrealized loss of $0 due to the change in fair value of the equity securities in interest and other expense, net in the condensed consolidated statements of operations. During the three and nine months ended September 30, 2023, the Company recorded unrealized losses of $0.1 million and $0.3 million, respectively, due to the change in fair value of the equity securities in interest and other (expense) income, net in the condensed consolidated statements of operations.

Other investments include investments made via convertible debt instruments totaling $2.0 million which is recorded in other noncurrent assets in the condensed consolidated balance sheets. The other investments are reported as a Level 3 financial asset because the methodology used to develop the estimated fair values includes significant unobservable inputs reflecting management’s own assumptions. Assumptions used in fair valuing convertible debt instruments include the rights and obligations of the notes the Company holds as well as the probability of a qualified financing event, acquisition, or change in control. During the three and nine months ended September 30, 2024 and 2023, the Company did not recognize any gains or losses on convertible debt instruments.

The 2027 Notes are valued as a single liability measured at amortized cost, as no other features require bifurcation and recognition as derivatives.

There were no transfers between fair value measure levels during the nine months ended September 30, 2024 and 2023. The following table presents information about the Company’s movement in Level 3 assets measured at fair value (in thousands):

	Nine Months Ended September 30,
	2024	2023
Balance at beginning of period	$2,000	$2,000
Balance at end of period	$2,000	$2,000

The following table presents information about the Company’s movement in Level 3 liabilities measured at fair value (in thousands):

	Nine Months Ended September 30,
	2024	2023
Balance at beginning of period	$—	$2,587
Payment of contingent consideration liability	—	(2,390)
Change in fair value	—	(197)
Balance at end of period	$—	$—

6. ACCOUNTS RECEIVABLE

The components of accounts receivable are as follows (in thousands):

	September 30,	December 31,
	2024	2023
Trade receivables	$27,915	$41,132
Allowance for doubtful accounts	(5,112)	(3,442)
Total accounts receivable	$22,803	$37,690

The following table summarizes activity in the allowance for doubtful accounts (in thousands):

	September 30,	December 31,
	2024	2023
Balance at beginning of period	$3,442	$1,640
Provision for uncollectible accounts, net of recoveries	1,711	2,215
Uncollectible accounts written off	(41)	(413)
Balance at end of period	$5,112	$3,442

7. INVENTORY

Inventory consists of the following (in thousands):

	September 30,	December 31,
	2024	2023
Raw materials	$23,283	$26,449
Work in process	13,598	16,556
Finished goods:
Deferred cost of sales	995	1,279
Manufactured finished goods	42,977	38,355
Total finished goods	43,972	39,634
Total inventory	$80,853	$82,639

8. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consists of the following (in thousands):

	September 30,	December 31,
	2024	2023
Prepaid operating expenses	$2,436	$4,618
Prepaid dues and subscriptions	1,720	1,959
Prepaid insurance	962	842
Prepaid taxes	1,372	796
Prepaid rent	—	471
Other	2,456	2,419
Total prepaid expenses and other current assets	$8,946	$11,105

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

In connection with the Company’s 2024 Initiative, as discussed in Note 24. Restructuring Charges, the Company approved a plan to sell a facility in St. Clairesville, Ohio as well as related equipment in the facility. During the nine months ended September 30, 2024, the Company completed the sale of the St. Clairesville, Ohio facility and the related equipment in the facility for $1.7 million in proceeds. The Company recorded a gain of $0.2 million on the sale of the facility and related equipment in the condensed consolidated statements of operations. As of September 30, 2024, there were no assets held for sale.

10. PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2024	2023
Equipment	$52,696	$46,351
Leasehold improvements	23,606	20,303
Land and buildings	3,604	7,840
Construction in process	978	3,374
Furniture and fixtures	2,082	1,950
Software	2,124	1,899
Tooling	2,306	2,287
Computer equipment	2,364	2,166
Automobiles	879	1,032
Property and equipment, gross	90,639	87,202
Less: accumulated depreciation	(63,455)	(51,362)
Total property and equipment, net	$27,184	$35,840

Depreciation expense was $1.6 and $10.6 million for the three and nine months ended September 30, 2024. Depreciation expense was $2.9 million and $8.8 million for the three and nine months ended September 30, 2023.

11. GOODWILL & INTANGIBLE ASSETS

There was no goodwill balance at September 30, 2024 and December 31, 2023. The goodwill activity is as follows (in thousands):

	September 30,	December 31,
	2024	2023
Balance, beginning of year	$—	$112,955
Goodwill impairment	—	(112,911)
Foreign currency translation adjustment	—	(44)
Balance, end of period	$—	$—

Goodwill was fully impaired as of December 31, 2023. No impairment of goodwill has been recorded for the nine months ended September 30, 2024. During the three and nine months ended September 30, 2023, the Company recorded a goodwill impairment charge of $2.5 million related to the sale of Aerosint.

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

Intangible assets consisted of the following (in thousands):

		September 30, 2024			December 31, 2023
	Weighted Average	Gross		Net	Gross		Net
	Remaining Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Lives (in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired technology	7.1	$185,538	$128,413	$57,125	$185,222	$65,724	$119,498
Trade name	5.2	12,304	11,254	1,050	12,302	3,952	8,350
Customer relationships	8.2	68,573	51,451	17,122	68,378	27,968	40,410
Capitalized software	—	518	518	—	518	518	—
Total intangible assets		$266,933	$191,636	$75,297	$266,421	$98,162	$168,259

During the three and nine months ended September 30, 2024 and 2023, the Company recognized the following amortization expense (in thousands):

	Statement of	Three Months Ended September 30,		Nine Months Ended September 30,
Category	Operations Line Item	2024	2023	2024	2023
Acquired technology	Cost of Sales	$5,029	$6,889	$62,038	$20,744
Acquired technology	Research and Development	175	556	525	1,665
Trade name	General and Administrative	121	416	7,301	1,249
Customer relationships	Sales and Marketing	930	2,537	23,369	7,594
Capitalized software	Research and Development	—	0	—	45
		$6,255	$10,398	$93,233	$31,297

The Company expects to recognize the following amortization expense (in thousands):

Amortization Expense
2024 (remaining 3 months)	$6,155
2025	22,040
2026	15,275
2027	10,542
2028	8,103
2029 and after	13,182
Total intangible amortization	$75,297

12. OTHER NONCURRENT ASSETS

The following table summarizes the Company’s components of other noncurrent assets (in thousands):

	September 30,	December 31,
	2024	2023
Right of use asset	$21,102	$29,724
Other investments	2,000	2,000
Long-term deposits	423	491
Cloud computing arrangements	3,015	3,409
Other	1,233	1,529
Total other noncurrent assets	$27,773	$37,153

13. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the Company’s components of accrued expenses and other current liabilities (in thousands):

	September 30,	December 31,
	2024	2023
Compensation and benefits related	$5,780	$9,052
Warranty reserve	4,998	4,602
Current portion of acquisition consideration	—	358
Franchise and royalty fees	2,843	2,267
Inventory purchases	1,561	1,372
Professional services	2,071	890
2027 Notes Interest	2,588	882
Commissions	708	816
Income tax payable	1,236	1,316
Sales and use and Franchise taxes	282	573
Other	1,082	4,957
Total accrued expenses and other current liabilities	$23,149	$27,085

The Company recorded warranty reserve as of September 30, 2024 and December 31, 2023, respectively, as follows (in thousands).

	September 30,	December 31,
	2024	2023
Warranty reserve, at the beginning of the period	$4,602	$4,301
Warranty reserve assumed in acquisition	—	—
Additions to warranty reserve	930	4,174
Claims fulfilled	(534)	(3,873)
Warranty reserve, at the end of the period	$4,998	$4,602

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

The 2027 Notes are valued as a single liability measured at amortized cost, which approximates fair value, as no other features require bifurcation and recognition as derivatives. The following table presents the outstanding principal amount and carrying value of the 2027 Notes as of the date indicated (in thousands):

	September 30,	December 31,
	2024	2023
Principal	$115,000	$115,000
Unamortized debt discount	(1,698)	(1,924)
Unamortized debt issuance costs	(189)	(511)
Net carrying value	$113,113	$112,565

The annual effective interest rate for the 2027 Notes was approximately 6.1%. Interest expense related to the 2027 Notes for the periods presented below are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Coupon interest	$1,169	$1,763	$2,913	$5,232
Amortization of debt discount	144	144	288	432
Amortization of transaction costs	38	38	76	114
Total interest expense	$1,351	$1,945	$3,277	$5,778

Bank Debt—In connection with the acquisition of A.I.D.R.O., the Company acquired three loans (“Bank Loans”) totaling $1.1 million in aggregate. The Bank Loans have term of 4.5 years and mature from September 2024 through September 2025, with interest rates ranging from 1.70% to 2.10%. Payments of principal and interest are made quarterly. During the year ended December 31, 2023, the Company paid $0.3 million and $0.3 million remains outstanding, and as of December 31, 2023, $0.2 million of the outstanding debt is recorded within current portion of long-term debt, net of deferred financing costs, and $0.1 million is recorded within long-term debt, net of current portion, in the condensed consolidated balance sheets. During the nine months ended September 30, 2024, the Company paid $0.2 million and $0.1 million remains outstanding. As of September 30, 2024, $0.1 million of the outstanding debt is recorded within current portion of long-term debt, net of deferred financing costs in the condensed consolidated balance sheets.

15. OTHER NONCURRENT LIABILITIES

The following table summarizes the Company’s components of other noncurrent liabilities (in thousands):

	September 30,	December 31,
	2024	2023
Taxes payable	$776	$776
Other	1,930	2,030
Total other noncurrent liabilities	$2,706	$2,806

16. LEASES

Lessee

At September 30, 2024, the Company recorded $21.1 million as a right of use asset and $26.6 million as a lease liability. At December 31, 2023, the Company recorded $29.7 million as a right of use asset and $31.0 million as a lease liability. The Company assesses its right of use asset and other lease-related assets for impairment. There were no impairments recorded related to these assets during the three and nine months ended September 30, 2024 and the year ended December 31, 2023. The right of use asset is included in Other noncurrent assets in the condensed consolidated balance sheets.

The Company reviews all supplier, vendor, and service provider contracts to determine whether any service arrangements contain a lease component. The Company identified two service agreements that contain an embedded lease. The agreements do not contain fixed or minimum payments, and the variable lease expense was immaterial during the three and nine months ended September 30, 2024 and 2023.

Information about other lease-related balances is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease cost
Operating lease cost	$4,944	$1,403	$14,969	$4,474
Short‑term lease cost	—	80	86	174
Variable lease cost	—	36	21	106
Finance lease cost	27	45	80	91
Total lease cost	$4,971	$1,564	$15,156	$4,845
Other Information
Operating cash flows used in operating leases	$2,318	$1,388	$7,055	$4,859
Operating cash flows used in finance leases	23	39	71	81
Weighted‑average remaining lease term—operating leases (years)	3.7	4.6	3.7	4.6
Weighted‑average remaining lease term—finance leases (years)	5.6	6.6	5.6	6.6
Weighted‑average discount rate—operating leases	6.2%	5.8%	6.2%	5.8%
Weighted‑average discount rate—finance leases	3.1%	3.1%	3.1%	3.1%

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

Future minimum lease payments under noncancelable operating leases, including immaterial future minimum lease payments under finance leases, at September 30, 2024, are as follows (in thousands):

	Operating Leases	Finance Leases
2024 (remaining 3 months)	$2,332	$—
2025	9,152	20
2026	7,322	79
2027	5,246	79
2028	3,388	79
2029 and after	1,679	325
Total lease payments	29,119	582
Less amount representing interest	(3,034)	(58)
Total lease liability	26,085	524
Less current portion of lease liability	(7,872)	(64)
Lease liability, net of current portion	$18,213	$460

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

As previously disclosed, on October 20, 2023, purported stockholder Pietro Campanella filed an amendment to the November 21, 2021 class action complaint in Delaware Court of Chancery against Desktop Metal, Inc., and former directors and officers of The ExOne Company, alleging breach of fiduciary duty and aiding and abetting breach of fiduciary duty claims in connection with the ExOne Merger (Campanella v. Rockwell, et al., Case No. 2021-1013-LWW). In particular, Mr. Campanella alleges that ExOne’s proxy statement and supplemental disclosures did not adequately disclose information related to a whistleblower investigation at one of Desktop Metal’s subsidiaries, EnvisionTEC, and the resignation of EnvisionTEC’s CEO, prior to the ExOne stockholder vote. Defendants filed their motion to dismiss the complaint on January 12, 2024. The parties completed briefing on the motion to dismiss on May 22, 2024, and a hearing on the motion to dismiss was held on October 16, 2024.

As previously disclosed, four alleged shareholders of Desktop Metal stock filed purported securities class action complaints in the United States District Court for the District of Massachusetts, alleging that Desktop Metal and certain of its officers and directors violated Sections 10(b) and 20(a) of the Securities and Exchange Act by making false or misleading statements regarding EnvisionTEC’s manufacturing and product compliance practices and procedures. Plaintiffs filed a Consolidated Complaint on December 19, 2022. The parties completed briefing on the motion to dismiss in May 2023, and Judge Indira Talwani held oral argument on September 13, 2023. The Court issued a decision dismissing the Consolidated Complaint with prejudice and entered Judgment for defendants on September 21, 2023. On October 13, 2023, Lead Plaintiff Sophia Zhou filed a Notice of Appeal. The parties completed briefing on the Zhou Appeal in May 2024, and oral argument before the U.S. Court of Appeals for the First Circuit was held on September 10, 2024. On October 28, 2024, the Court of Appeals affirmed Judge Talwani’s order dismissing the Consolidated Complaint.

On August 12, 2024, a purported stockholder of Desktop Metal filed a complaint in the United States District Court for the Southern District of New York, captioned Bugantev v. Desktop Metal, Inc., No. 1:24-cv-06092 (S.D.N.Y.) (the “Bugantev Complaint”), alleging that Desktop Metal’s August 1, 2024 Preliminary Proxy Statement on Schedule 14A omitted material information with respect to the merger by and among the Company, Nano Dimension Ltd., and Nano US I, Inc. (the “Nano Merger”), rendering the disclosures set forth therein false and misleading in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended. On August 16, 2024, plaintiff voluntarily dismissed the Bugantev Complaint. On September 16 and 17, 2024, two purported stockholders of Desktop Metal filed complaints in the Supreme Court of the State of New York, County of New York, captioned Floyd v. Desktop Metal and Clark v. Desktop Metal, respectively, alleging negligent misrepresentation and concealment claims based on purported disclosure deficiencies in the Company’s Definitive Proxy Statement, filed August 15, 2024.

On September 25, 2024 and October 2, 2024, two purported stockholders of Desktop Metal filed actions in the Court of Chancery of the State of Delaware seeking certain books and records related to the Nano Merger under Section 220 of the Delaware General Corporations Code. The actions are captioned Nyren v. Desktop Metal, et al. and McDonald v. Desktop Metal, respectively.

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

Commitments

The Company has also entered into licensing and royalty agreements with certain manufacturing and software companies and universities related to the use of patented technology. Under the terms of each agreement, the Company has made initial, immaterial one-time payments and is obligated to pay a set percentage, ranging from 4% - 13%, of all consideration received by the Company for sales of related products and services, until the agreements are terminated. The Company’s aggregate minimum annual commitment under these contracts is $0.6 million. During the three and nine months ended September 30, 2024 and 2023, the Company recorded immaterial licensing and royalty fees.

Within the Company’s normal course of operations, it issues short-term financial guarantees and letters of credit through credit facilities with German banks to third parties in connection with certain commercial transactions requiring security. The credit facility provides a capacity amount of $11.3 million for the issuance of financial guarantees and letters of credit for commercial transactions requiring security. The credit facilities do not require cash collateral for the issuance of financial guarantees and letters of credit for commercial transactions requiring security for amounts up to $3.3 million. Amounts in excess of $3.3 million require cash collateral under the credit facility. As of September 30, 2024, there were no outstanding balances from financial guarantees and letters of credit issued by the Company under the credit facility.

As of September 30, 2024, the Company has a future purchase commitment through 2026 of $6.1 million for equipment that it plans to lease to customers in connection with digital dentistry solution offerings related to its Desktop Labs platform.

18. INCOME TAXES

The Company’s provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items arising in that quarter. The Company’s effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on its deferred tax assets as it is more likely than not that some or all of the Company’s deferred tax assets will not be realized. During the three and nine months ended September 30, 2024, the Company recorded a tax expense of $0.3 million and $0.4 million, respectively. During the three and nine months ended September 30, 2023, the Company recorded an income tax expense benefit of $0.1 million and $0.7 million, respectively.

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

The Company provides reserves for potential payments of taxes to various tax authorities related to uncertain tax positions. Amounts recognized are based on a determination of whether a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be sustained on audit. The amount associated with uncertain tax positions are recorded as a component of income tax expense. As of September 30, 2024, the Company has accrued uncertain tax positions of approximately $0.8 million related to the EnvisionTEC acquisition. The amounts relate to U.S. state and foreign tax positions. Included in the balance of unrecognized tax benefits as of September 30, 2024 are amounts that, if recognized, would impact the effective tax rate. As of December 31, 2023, the Company recorded a liability of $0.8 million for uncertain tax positions acquired in various acquisitions during 2021. As of December 31, 2023, the Company had a balance in accrued interest and penalties related to uncertain tax positions of $0.1 million.

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

Stock Options

The option activity of the Plans for the nine months ended September 30, 2024, is as follows (shares in thousands):

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic Value
	Shares	per Share	(in years)	(in thousands)
Outstanding at January 1, 2024	616	$18.30	4.97	$140
Forfeited/expired	(59)	$16.76
Outstanding at September 30, 2024	557	$18.50	4.19	70
Options vested at September 30, 2024	557	$18.50	4.19	70
Options vested or expected to vest at September 30, 2024	557	$18.50	4.19	70

There were no options exercised during the three and nine months ended September 30, 2024, as such, there is no aggregate intrinsic value of options exercised during the three and nine months ended September 30, 2024. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2023 was $0.9 million.

The total stock-based compensation expense related to stock options was $0.1 and $0.7 million during the three and nine months ended September 30, 2024, respectively, and $0.3 million and $1.0 million during the three and nine months ended September 30, 2023, respectively. At September 30, 2024, the stock options were fully vested.

Restricted Stock Awards

In connection with acquisitions, the Company has granted restricted stock awards (“RSAs”) that are considered post-combination expense and accounted for as stock-based compensation as the shares vest.

There was an immaterial amount of stock-based compensation expense related to RSAs during the three and nine months ended September 30, 2024 and $0.1 million and $0.7 million during the three and nine months ended September 30, 2023, respectively. At September 30, 2024, the RSAs were fully vested.

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

RSU activity under the 2020 Plan for the nine months ended September 30, 2024, is as follows (shares in thousands):

	Shares Subject	Weighted-Average
	to Vesting	Grant Date Fair Value
Balance of unvested shares as of January 1, 2024	2,305	$ 28.44
Granted	1,497	$ 6.73
Vested	(847)	$ 23.65
Cancelled/Forfeited	(256)	$ 32.01
Balance of unvested shares as of September 30, 2024	2,699

The total stock-based compensation expense related to RSUs was $5.6 million and $19.4 million during the three and nine months ended September 30, 2024, and $7.3 million and $25.0 million during the three and nine months ended September 30, 2023. Total unrecognized compensation costs related to unvested RSUs at September 30, 2024 is $30.2 million and is expected to be recognized over a period of 2.1 years.

RSUs include awards that vest subject to certain performance and market-based criteria.

Performance-Based Restricted Stock Units (included above)

During the year ended December 31, 2021, 67,000 performance-based RSUs were granted to key employees of the Company. These awards vest upon the achievement of certain performance milestones by the Company and prescribed service milestones by the employee. During the three and nine months ended September 30, 2024, no performance-based RSUs vested or were forfeited. As of September 30, 2024, 15,000 performance-based RSUs remain outstanding.

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

During the year ended December 31, 2021, one of the executive officers resigned from the Company, forfeiting his market-based RSUs. As the service condition was not met prior to his resignation, no stock-based compensation expense was recorded for this award. No market-based RSUs vested or were forfeited during the year ended December 31, 2023 or during the three and nine months ended September 30, 2024. As of September 30, 2024, 680,270 market-based RSUs remain outstanding.

Bonus Program

The Company’s bonus program allows the bonus to be paid out in RSUs, cash, or a combination.

The Company’s 2023 bonus program ("2023 Bonus Program") was granted in dollar bonus amounts, which were paid out in RSUs during the three months ended March 31, 2024. The number of RSUs awarded was determined using the closing price of the Company's Common Stock on the date of the Board's final certification of the Company's performance attainment and awards to be issued to each employee. The Company accounted for these awards as liability-based awards until the awards were achieved, at which point the Company accounted for these awards as equity-based awards. During the three and nine months ended September 30, 2023, the Company recognized $(0.7) and $2.2 million of stock-based compensation expense associated with liability classified awards related to the 2023 Bonus Program.

The Company’s 2024 bonus program (“2024 Bonus Program”) is expected to be paid out in RSUs determined using the closing price of the Company's Common Stock on the date of the Board's final certification of the Company's performance attainment and awards to be issued to each employee. The Company has accounted for these awards as liability-based awards, since the monetary value of the obligation associated with the award is based predominantly on a fixed monetary amount known at inception, and it has an unconditional obligation that it must or may settle by issuing a variable number of its equity shares. The Company will recognize stock-based compensation expense over the employees’ requisite service period, based on the expected attainment of the Company-wide targets. As of September 30, 2024, the Company has accrued $0.5 million associated with these awards, which is recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

Stock-Based Compensation Expense

Total stock-based compensation expense related to all of the Company’s stock-based awards granted is reported in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$1,896	$3,662	$7,783	$12,612
General and administrative expense	2,837	2,802	9,122	10,419
Sales and marketing expense	527	702	1,647	1,881
Cost of sales	459	517	1,502	1,787
Total stock-based compensation expense	$5,719	$7,683	$20,054	$26,699

There were 3,249,055 shares available for award under the 2020 Plan at September 30, 2024.

21. RELATED PARTY TRANSACTIONS

As a result of acquisitions, the Company assumed lease agreements with related parties for facilities across the United States which extend through 2029. As of September 30, 2024, the Company recorded $3.5 million of right of use asset and lease liability related to these agreements. During the three and nine months ended September 30, 2024, the Company incurred lease expense of $0.2 million and $0.6 million to the related party, respectively. During the three and nine months ended September 30, 2023, the Company incurred lease expense of $0.2 million and $0.6 million to the related party, respectively. The Company’s annual commitment related to these lease agreements is $0.8 million.

The Company sells products to Lightforce Orthodontics which is affiliated with a member of the Company’s Board of Directors. Management believes the sales were conducted on terms equivalent to those prevailing in an arm’s-length transaction. During the three and nine months ended September 30, 2024, the Company recognized $0.3 million and $0.8 million, respectively of revenue from Lightforce Orthodontics. During the three and nine months ended September 30, 2023, the Company recognized $0.2 million and $0.9 million, respectively, of revenue. As of September 30, 2024, the Company has an account receivable balance of $0.1 million with Lightforce Orthodontics. As of December 31, 2023, the Company had an account receivable balance of $0.2 million with Lightforce Orthodontics.

The Company sells products to Bloom Energy which is affiliated with a member of the Company’s Board of Directors. Management believes the sales were conducted on terms equivalent to those prevailing in an arm’s-length transaction. During the three and nine months ended September 30, 2024, the Company did not recognize any revenue from Bloom Energy. During the three and nine months ended September 30, 2023, the Company recognized $0.5 million of revenue from Bloom Energy. As of September 30, 2024, the Company had no account receivable balance with Bloom Energy. As of December 31, 2023, the Company had an immaterial account receivable balance with Bloom Energy.

The Company sells products to Viewray Systems which is an entity controlled by a shareholder. Management believes the sales were conducted on terms equivalent to those prevailing in an arm’s-length transaction. During the three and nine months ended September 30, 2024, the Company recognized an immaterial amount and $3.4 million of revenue, respectively, from Viewray Systems. During the three and nine months ended September 30, 2023, the Company did not recognize revenue from Viewray Systems.

22. SEGMENT INFORMATION

In its operation of the business, management, including the Company’s chief operating decision maker, who is also Chief Executive Officer, reviews the business as one segment. The Company currently ships its product to markets in the Americas, Europe Middle East and Africa (“EMEA”), and Asia Pacific (“APAC”). Disaggregated revenue data for those markets is as follows (in thousands):

Revenue for the three months ended September 30, 2024

	Americas	EMEA	APAC	Total
Products	$20,820	6,968	4,151	$31,939
Services	2,565	1,688	213	4,466
Total	$23,385	$8,656	$4,364	$36,405

Revenue for the three months ended September 30, 2023

	Americas	EMEA	APAC	Total
Products	$25,630	$7,980	$3,892	$37,502
Services	2,826	2,081	341	5,248
Total	$28,456	$10,061	$4,233	$42,750

Revenue for the nine months ended September 30, 2024

	Americas	EMEA	APAC	Total
Products	$65,286	22,915	10,780	$98,981
Services	10,562	5,621	773	16,956
Total	$75,848	$28,536	$11,553	$115,937

Revenue for the nine months ended September 30, 2023

	Americas	EMEA	APAC	Total
Products	$79,233	$30,634	$11,730	$121,597
Services	8,719	5,875	1,161	15,755
Total	$87,952	$36,509	$12,891	$137,352

During the three and nine months ended September 30, 2024 and 2023, the Company recognized the following revenue from service contracts and cloud-based software licenses over time, and hardware and consumable product shipments and subscription software at a point in time (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue recognized at a point in time	$31,939	$37,502	$98,981	$121,597
Revenue recognized over time	4,466	5,248	16,956	15,755
Total	$36,405	$42,750	$115,937	$137,352

The Company’s operations are principally in the United States. The locations of long-lived assets, including property, plant and equipment, net and operating lease right-of-use assets, are summarized as follows (in thousands):

	September 30,	December 31,
	2024	2023
Americas	$28,744	$46,390
EMEA	14,017	13,320
APAC	5,525	5,853
Total long-lived assets	$48,286	$65,563

23. NET LOSS PER SHARE

The Company computes basic loss per share using net loss attributable to Common Stockholders and the weighted-average number of Common Stock shares outstanding during each period. Diluted earnings per share include shares issuable upon exercise of outstanding stock options and stock-based awards where the conversion of such instruments would be dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Numerator for basic and diluted net loss per share:
Net loss	$(35,448)	$(46,373)	$(190,986)	$(148,742)
Denominator for basic and diluted net loss per share:
Weighted-average shares	33,269	32,319	33,023	32,133
Net loss per share—Basic and Diluted	$(1.07)	$(1.43)	$(5.78)	$(4.63)

The Company’s potential dilutive securities, which include outstanding Common Stock options, unvested restricted stock units, unvested restricted stock awards and outstanding Common Stock warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding as of September 30, 2024 and 2023, from the computation of diluted net loss per share attributable to common stockholders because including them would have an anti-dilutive effect (in thousands):

	Nine Months Ended September 30,
	2024	2023
Common Stock options outstanding	557	6,291
Unvested restricted stock units outstanding	2,699	25,482
Unvested restricted stock awards outstanding	—	17
6.0% Convertible Senior Notes due 2027	8,646	86,466
Total shares	11,902	118,256

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

During the three and nine months ended September 30, 2024, the Company recorded restructuring charges of $1.8 million and $3.9 million, respectively, related to employee severance, benefits and related costs, inventory write-offs, royalty expenses associated with discontinued product offerings, and facility consolidations in connection with the 2024 Initiative and the 2022 Initiatives. During the three and nine months ended September 30, 2023, the Company recorded restructuring charges of $0.1 million and $6.6 million, respectively, related to employee severance, benefits and related costs, inventory write-offs, royalty expenses associated with discontinued product offerings, and facility consolidations in connection with the 2022 Initiative.

On March 14, 2024, following a comprehensive review of the Company’s operating plan, the Board of Directors approved an additional cost reduction plan that includes a review of strategic alternatives for the Company’s photopolymer business and a review of other potential cost saving actions (the “Photopolymer Initiative”). The Company explored alternatives for the photopolymer business, which may include divestitures, curtailment of investment or winding down of the business. As part of the Photopolymer Initiative, the Company assumed a shortened useful life on certain assets, including fixed assets, intangibles, and right of use assets, related to the photopolymer business and recorded $0 and $80.3 million in incremental depreciation and amortization as restructuring charges for the three and nine months ended September 30, 2024. During the three and nine months ended September 30, 2024, the Company recorded restructuring charges of $0.4 million and $1.3 million, respectively, related to employee severance and facility consolidations in connection with the Photopolymer Initiative.

For all committed restructuring activities under the Photopolymer Initiative, the Company now expects to incur total pre-tax restructuring charges of $82.1 million to $82.5 million, which includes the following charges:

●	$80.3 million of incremental depreciation and amortization, which was incurred during the nine months ended September 30, 2024;
●	between $1.5 million and $1.7 million of one-time termination benefits and associated costs, which includes the $1.3 million incurred during the nine months ended September 30, 2024; and
●	between $0.3 million and $0.5 million of lease termination and equipment exit costs.

The total estimated charges are expected to result in between $0.5 million and $0.9 million of future cash expenditures. The Company no longer expects to incur non-cash impairment charges related to long-lived assets in connection with the Photopolymer Initiative. The ranges of charges described above are estimates, and actual amounts may be materially different from these estimates.

During the nine months ended September 30, 2024 and 2023, the Company recorded the following activity related to the 2022 and 2024 Initiatives in accrued expenses and other current liabilities on the balance sheet (in thousands):

	Nine Months Ended September 30,
	2024	2023
Accrued expenses, beginning of period	$6,313	$1,095
Restructuring charges	87,443	6,610
Cash payments	(4,230)	(2,317)
Inventory write-off	(1,739)	(2,484)
Depreciation and amortization of assets to be disposed	(80,329)	—
Accrued expenses, end of period	$7,458	$2,904

During the three and nine months ended September 30, 2024 and 2023, the Company recognized the following restructuring charges which were expensed as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of sales	$1,785	$16	$46,398	$3,221
Research and development	23	187	7,026	3,085
Sales and marketing	184	(62)	22,692	68
General and administrative	226	1	11,327	236
Total restructuring charges	$2,218	$142	$87,443	$6,610

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

Operating Results

During the three and nine months ended September 30, 2024, we recognized revenues of $36.4 million and $115.9 million, respectively, and incurred net losses of $35.4 million and $191.0 million, respectively. During the nine months ended September 30, 2024, we used cash in operating activities of $53.4 million, and we ended the period with $30.6 million of cash and cash equivalents, and current liabilities of $61.2 million.

Recent Developments

Proposed Merger with Nano Dimension Ltd.

On July 2, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Nano Dimension Ltd., an Israeli company (“Nano”), and Nano US I, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Nano (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company, with the Company surviving the merger as an indirect wholly owned subsidiary of Nano (the “Merger”). Following the closing of the Merger (the “Closing”), the Company’s Class A common stock (as defined below), will be delisted from the New York Stock Exchange and will be deregistered under the Exchange Act of 1934, as amended.

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

Our stockholders approved the Merger at a special meeting of stockholders held on October 2, 2024. The Merger is subject to the receipt of required regulatory approvals and other customary closing conditions.

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

During the three and nine months ended September 30, 2024, we recorded restructuring charges of $1.8 million and $3.9 million, respectively, related to employee severance, benefits and related costs, inventory write-offs, royalty expenses associated with discontinued product offerings, and facility consolidations in connection with the 2024 Initiative and the 2022 Initiative. During the three and nine months ended September 30, 2023, we recorded restructuring charges of $0.1 million and $6.6 million, respectively, related to employee severance, benefits and related costs, inventory write-offs, royalty expenses associated with discontinued product offerings, and facility consolidations in connection with the 2024 Initiative and the 2022 Initiative.

On March 14, 2024, following a comprehensive review of our operating plan, the Board of Directors approved an additional cost reduction plan that includes a review of strategic alternatives for our photopolymer business and a review of other potential cost saving actions (the “Photopolymer Initiative”). We explored alternatives for the photopolymer business, which may include divestitures, curtailment of investment or winding down of the business. As part of the Photopolymer Initiative, we assumed a shortened useful life on certain assets, including fixed assets, intangibles, and right of use assets, related to the photopolymer business and recorded $68.3 million and $80.3 million in incremental depreciation and amortization as restructuring charges for the three and nine months ended September 30, 2024. During the three and nine months ended September 30, 2024, we recorded restructuring charges of $0.4 million and $1.3 million, respectively, related to employee severance and facility consolidations in connection with the Photopolymer Initiative.

For all committed restructuring activities under the Photopolymer Initiative, the Company now expects to incur total pre-tax restructuring charges of $82.1 million to $82.5 million, which includes the following charges:

●	$80.3 million of incremental depreciation and amortization, which was incurred during the nine months ended September 30, 2024;
●	between $1.5 million and $1.7 million of one-time termination benefits and associated costs, which includes the $1.3 million incurred during the nine months ended September 30, 2024; and
●	between $0.3 million and $0.5 million of lease termination and equipment exit costs.

The total estimated charges are expected to result in between $0.5 million and $0.9 million of future cash expenditures. The Company no longer expects to incur non-cash impairment charges related to long-lived assets in connection with the Photopolymer Initiative. The ranges of charges described above are estimates, and actual amounts may be materially different from these estimates.

Termination of Merger with Stratasys Ltd.

On May 25, 2023, we entered into an Agreement and Plan of Merger (the “Stratasys Merger Agreement”), by and among Stratasys Ltd. (“Stratasys”), Tetris Sub Inc., a Delaware corporation and a direct wholly owned subsidiary of Stratasys (“Stratasys Merger Sub”) and the Company, pursuant to which Stratasys Merger Sub was to merge with and into the Company, with the Company surviving the merger as a direct wholly owned subsidiary of Stratasys (the “Stratasys Merger”).

The Stratasys Merger was subject to approval by shareholders of Stratasys and Desktop Metal. At an extraordinary general meeting of shareholders of Stratasys held on September 28, 2023, Stratasys shareholders did not approve the proposal related to the Stratasys Merger Agreement. Accordingly, on September 28, 2023, Stratasys sent Desktop Metal a notice of termination of the Stratasys Merger Agreement. As a result, and under the terms of the Stratasys Merger Agreement, Stratasys paid $10.0 million to Desktop Metal for reimbursement of expenses, which is included in general and administrative expenses in the condensed consolidated statements of operations. The termination fee was paid on October 6, 2023.

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

Results of Operations

Comparison of the three months ended September 30, 2024, and September 30, 2023

Revenue

The following table presents the revenue of each of our revenue streams, as well as the percentage of total revenue and change from the prior year.

	For the Three Months Ended September 30,
	2024		2023		Change in Revenues
(Dollars in thousands)	Revenue	% of Total	Revenue	% of Total	$	%
Products Revenue	$31,939	88%	$37,502	88%	$(5,563)	(15)%
Services Revenue	4,466	12%	5,248	12%	(782)	(15)%
Total Revenue	$36,405	100%	$42,750	100%	$(6,345)	(15)%

Total revenue for the three months ended September 30, 2024 and 2023 was $36.4 million and $42.8 million, respectively, a decrease of $6.4 million, or 15%. Products revenue decreased primarily due to a reduction in units shipped during the third quarter of 2024, driven by the macroeconomic conditions impacting the additive manufacturing industry described above.

The following table presents revenue by geographic region, as well as the percentage of total revenue and change from the prior period.

	For the Three Months Ended September 30,
	2024		2023		Change in Revenues
(Dollars in thousands)	Revenue	% of Total	Revenue	% of Total	$	%
Americas	$23,385	64%	$28,456	66%	$(5,071)	(18)%
EMEA (Europe, the Middle East and Africa)	8,656	24%	10,061	24%	(1,405)	(14)%
APAC (Asia‑Pacific)	4,364	12%	4,233	10%	131	3%
Total Revenue	$36,405	100%	$42,750	100%	$(6,345)	(15)%

Total revenue decreased during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, due to decreases in unit shipments across all regions.

Cost of Sales

Total cost of sales during the three months ended September 30, 2024 and 2023 was $33.2 million and $40.8 million, respectively, a decrease of $7.6 million or 19%. The decrease in cost of sales is driven by lower shipment of units as well as reduced payroll expense from workforce reductions, reduced facility expenses, and lower freight costs in connection with the Initiatives described above.

Gross Profit and Gross Margin

The following table presents gross profit by revenue stream, as well as change in gross profit dollars from the prior period.

	For the Three Months Ended September 30,		Change in Gross
	2024	2023	Profit

(Dollars in thousands)	Gross Profit		$	%
Products	$1,977	$327	$1,650	505%
Services	1,184	1,597	(413)	(26)%
Total	$3,161	$1,924	$1,237	64%

Total gross profit during the three months ended September 30, 2024 and 2023 was $3.2 million and $1.9 million, respectively. The increase in gross profit of $1.3 million was driven by reduced payroll expenses and other cost savings as part of the Initiatives described above.

The following table presents gross margin by revenue stream, as well as the change in gross margin from the prior period.

	For the Three Months Ended September 30,		Change in Gross Margin
	2024	2023	Percentage

	Gross Margin		Points	%
Products	6%	1%	0.05	500%
Services	27%	30%	(0.03)	(10)%
Total	9%	5%	0.04	80%

Total gross margin for the three months ended September 30, 2024 and 2023 was 9% and 5%, respectively. Gross margin increased period over period driven by less amortization recorded in the current period due to intangibles associated with the photopolymer business being fully amortized prior to the current period.

Research and Development

Research and development expenses during the three months ended September 30, 2024 and 2023 were $11.5 million and $20.5 million, respectively, a decrease of $9.0 million, or 44%. The decrease in research and development expenses was largely due to a decrease in stock compensation expense of $1.8 million compared to the same quarter in 2023 and a reduction in payroll expense of $4.4 million and consulting services expenses of $1.7 million, associated with the Initiatives described above.

Sales and Marketing

Sales and marketing expenses during the three months ended September 30, 2024 and 2023 were $8.1 million and $8.5 million, respectively, a decrease of $0.4 million, or 5%. The decrease was driven by reductions in payroll expense, stock compensation expense, marketing spend, and amortization associated with savings in connection with the Initiatives described above.

General and Administrative

General and administrative expenses during the three months ended September 30, 2024 and 2023 were $17.3 million and $9.5 million, respectively, an increase of $7.8 million, or 82%. The decrease in general and administrative expenses was driven by decreases in accounting, auditing, and legal fees, payroll expense, and stock compensation expense associated with savings in connection with the Initiatives described above.

Interest Expense

Interest expense during the three months ended September 30, 2024 and 2023 was $1.7 million and $1.0 million, respectively.

Interest and Other Expense, Net

Interest and other expense, net during the three months ended September 30, 2024 and 2023 was ($0.2) million and $0.3 million, respectively.

Income Taxes

We recorded an income tax expense of $0.3 million during the three months ended September 30, 2024, compared to an income tax benefit of $0.1 million during the three months ended September 30, 2023. The increase in expense was primarily due to an increase in expected tax expense in non-U.S. jurisdictions during the three months ended September 30, 2024.

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

Comparison of the nine months ended September 30, 2024 and 2023

Revenue

The following table presents the revenue of each of our revenue streams, as well as the percentage of total revenue and change from the prior year.

	For the Nine Months Ended September 30,
	2024		2023		Change in Revenues
(Dollars in thousands)	Revenue	% of Total	Revenue	% of Total	$	%
Products Revenue	$98,981	85%	$121,597	89%	$(22,616)	(19)%
Services Revenue	16,956	15%	15,755	11%	1,201	8%
Total Revenue	$115,937	100%	$137,352	100%	$(21,415)	(16)%

Total revenue for the nine months ended September 30, 2024 and 2023 was $115.9 million and $137.4 million, respectively, a decrease of $21.5 million, or 16%. Products revenue decreased primarily due to a reduction in units shipped during the first three quarters of 2024 driven by the macroeconomic conditions impacting the additive manufacturing industry described above. The decrease in revenue was partially offset by an increase in Services revenue. Services revenue increased approximately 8% during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily due to an increase in support and installation revenue from shipments during recent periods.

The following table presents revenue by geographic region, as well as the percentage of total revenue and change from the prior period.

	For the Nine Months Ended September 30,
	2024		2023		Change in Revenues
(Dollars in thousands)	Revenue	% of Total	Revenue	% of Total	$	%
Americas	$75,848	65%	$87,952	64%	$(12,104)	(14)%
EMEA	28,536	25%	36,509	27%	(7,973)	(22)%
APAC	11,553	10%	12,891	9%	(1,338)	(10)%
Total Revenue	$115,937	100%	$137,352	100%	$(21,415)	(16)%

Total revenue decreased during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, due to decreases in unit shipments across all regions.

Cost of Sales

Total cost of sales during the nine months ended September 30, 2024 and 2023 was $147.2 million and $130.7 million, respectively, an increase of $16.5 million or 13%. The increase in cost of sales is driven by incremental amortization recorded in connection with the Photopolymer Initiative offset by reduced payroll expense from workforce reductions, reduced facility expenses, and lower freight costs in connection with the Initiatives described above.

Gross Profit and Gross Margin

The following table presents gross profit by revenue stream, as well as change in gross profit dollars from the prior period.

	For the Nine Months Ended September 30,		Change in Gross
	2024	2023	Profit

(Dollars in thousands)	Gross Profit (Loss)		$	%
Products	$(37,209)	$2,307	$(39,516)	(1,713)%
Services	5,975	4,342	1,633	38%
Total	$(31,234)	$6,649	$(37,883)	(570)%

Total gross profit during the nine months ended September 30, 2024 and 2023 was ($31.2) million and $6.6 million, respectively. The decrease in gross profit of ($37.8) million was driven by incremental amortization recorded in connection with the Photopolymer Initiative offset by reduced payroll expenses and other cost savings as part of the Initiatives described above.

The following table presents gross margin by revenue stream, as well as the change in gross margin from the prior period.

	For the Nine Months Ended September 30,		Change in Gross Margin
	2024	2023	Percentage

	Gross Margin		Points	%
Products	(38)%	2%	(0.40)	(2,000)%
Services	35%	28%	0.07	25%
Total	(27)%	5%	(0.32)	(640)%

Total gross margin for the nine months ended September 30, 2024 and 2023 was (27)% and 5%, respectively. Gross margin decreased period over period primaly due to incremental amortization in connection with the Photopolymer Initiatives described above, as well as revenue reduction.

Research and Development

Research and development expenses during the nine months ended September 30, 2024 and 2023 were $48.5 million and $64.8 million, respectively, a decrease of $16.3 million, or 25%. The decrease in research and development expenses was largely due to a decrease in stock compensation expense of $4.8 million and a decrease in payroll expense of $11.1 million compared to the same period in 2023, associated with the Initiative described above.

Sales and Marketing

Sales and marketing expenses during the nine months ended September 30, 2024 and 2023 were $45.0 million and $28.6 million, respectively, an increase of $16.4 million, or 57%. The increase in sales and marketing expenses was driven by incremental amortization recorded in connection with the Photopolymer Initiative. This was partially offset by reductions in payroll expense, stock compensation expense, marketing spend, and amortization associated with savings in connection with the Initiatives described above.

General and Administrative

General and administrative expenses during the nine months ended September 30, 2024 and 2023 were $59.7 million and $50.7 million, respectively, an increase of $9.0 million, or 18%. The increase in general and administrative expenses was driven by incremental amortization and depreciation recorded in connection with the Photopolymer Initiative, partially offset by decreases in accounting, auditing, and legal fees, payroll expense, and stock compensation expense associated with workforce reductions in connection with the Initiatives described above.

Interest Expense

Interest expense during the nine months ended September 30, 2024 and 2023 was $4.9 million and $3.0 million, respectively.

Interest and Other Expense, Net

Interest and other expense, net during the nine months ended September 30, 2024 and 2023 was $1.3 million and ($0.5) million, respectively. The increase in expense during the nine months ended September 30, 2024 is attributable to foreign currency transaction losses.

Income Taxes

We recorded an income tax expense of $0.4 million during the nine months ended September 30, 2024, compared to an income tax benefit of $0.7 million during the nine months ended September 30, 2023. The increase in expense was primarily due to an increase in expected tax expense in non-U.S. jurisdictions during the nine months ended September 30, 2024.

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

The items excluded from the non-GAAP financial measures often have a material impact on our financial results and such items often recur. Accordingly, the non-GAAP financial measures included in this Quarterly Report on Form 10-Q should be considered in addition to, and not as a substitute for, the comparable measures prepared in accordance with GAAP. The following tables reconcile each of these non-GAAP financial measures to its most closely comparable GAAP measure in our financial statements for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2024	2023	2024	2023
GAAP gross margin	$3,161	$1,924	$(31,234)	$6,649
Stock-based compensation included in cost of sales(1)	459	517	1,502	1,787
Amortization of acquired intangible assets included in cost of sales	5,029	6,889	62,050	20,744
Restructuring expense in cost of sales	1,785	16	39,328	3,221
Acquisition-related and integration costs included in cost of sales	206	—	572	913
Non-GAAP gross margin	$10,640	$9,346	$72,218	$33,314

GAAP operating loss	$(33,722)	$(45,120)	$(184,438)	$(145,954)
Stock-based compensation(2)	5,719	7,683	20,054	26,699
Amortization of acquired intangible assets	6,255	10,398	93,233	31,297
Restructuring expense(3)	2,218	142	16,435	6,610
Acquisition-related and integration costs	4,768	(5,452)	8,073	3,313
Goodwill impairment	—	2,450	—	2,450
Impairment charges	—	6,062	—	6,062
Non-GAAP operating loss	$(14,762)	$(23,837)	$(46,643)	$(69,523)

GAAP net loss	$(35,448)	$(46,373)	$(190,986)	$(148,742)
Stock-based compensation(2)	5,719	7,683	20,054	26,699
Amortization of acquired intangible assets	6,255	10,398	93,233	31,297
Restructuring expense(3)	2,218	142	16,435	6,610
Acquisition-related and integration costs	4,768	(5,452)	8,073	3,313
Goodwill impairment	—	2,450	—	2,450
Impairment charges	—	6,062	—	6,062
Change in fair value of investments	786	775	2,600	1,061
Non-GAAP net loss	$(15,702)	$(24,315)	$(50,591)	$(71,250)

(1) Includes immaterial liability-award stock-based compensation expense for the three and nine months ended September 30, 2024, respectively. Includes ($0.1) million and $0.3 million of liability-award stock-based compensation expense for the three and nine months ended September 30, 2023, respectively.

(2) Includes no liability-award stock-based compensation expense and $0.5 million of liability-award stock-based compensation expense for the three and nine months ended September 30, 2024, respectively. Includes $(0.7) million and $2.2 million of liability-award stock-based compensation expense for the three and nine months ended September 30, 2023, respectively.

(3) Includes $0 and $4.3 million of depreciation classified as restructuring charges for the three and nine months ended September 30, 2024, respectively.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2024	2023	2024	2023
GAAP operating expenses	$36,883	$47,044	$153,204	$152,603
Stock-based compensation included in operating expenses(1)	(5,260)	(7,166)	(18,552)	(24,912)
Amortization of acquired intangible assets included in operating expenses	(1,226)	(3,509)	(31,183)	(10,553)
Restructuring expense included in operating expenses	(433)	(126)	22,893	(3,389)
Acquisition-related and integration costs included in operating expenses	(4,562)	5,452	(7,501)	(2,400)
Goodwill impairment	—	(2,450)	—	(2,450)
Impairment charges	—	(6,062)	—	(6,062)
Non-GAAP operating expenses	$25,402	$33,183	$118,861	$102,837

(1) Includes no liability-award stock-based compensation expense and $0.5 million of liability-award stock-based compensation expense for the three and nine months ended September 30, 2024, respectively. Includes $(0.6) million and $1.9 million of liability-award stock-based compensation expense for the three and nine months ended September 30, 2023, respectively.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA during the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2024	2023	2024	2023
Net loss attributable to common stockholders	$(35,448)	$(46,373)	$(190,986)	$(148,742)
Interest expense	1,690	1,045	4,871	2,965
Income tax benefit (expense)	264	(141)	411	(675)
Depreciation and amortization (2)	6,255	13,357	102,298	40,322
EBITDA	(27,239)	(32,112)	(83,406)	(106,130)
Change in fair value of investments	786	775	2,600	1,061
Stock-based compensation expense(1)	5,719	7,683	20,054	26,699
Restructuring expense (2)	2,218	142	12,105	6,610
Goodwill impairment	—	2,450	—	2,450
Impairment charges	—	6,062	—	6,062
Acquisition-related and integration costs	4,768	(5,452)	8,073	3,313
Adjusted EBITDA	$(13,748)	$(20,452)	$(40,574)	$(59,935)

(1) Includes no liability-award stock-based compensation expense and $0.5 million of liability-award stock-based compensation expense for the three and nine months ended September 30, 2024, respectively. Includes $(0.7) million and $2.2 million of liability-award stock-based compensation expense for the three and nine months ended September 30, 2023, respectively.

(2) In connection with the Photopolymer Initiative, we recorded incremental depreciation and amortization for the shortened useful life of various fixed assets and intangibles to restructuring charges. For the three and nine months ended September 30, 2024, we recorded incremental depreciation of $0 and $4.3 million, respectively, and incremental amortization of $0 and $71.1 million, respectively. These amounts are listed in the depreciation and amortization line.

Liquidity and Capital Resources

We have incurred a net loss in each of our annual periods since our inception, and we have an accumulated deficit of $1,823.2 million as of September 30, 2024. We incurred net losses $191.0 million and $148.7 million during the nine months ended September 30, 2024 and 2023, respectively. We expect to continue to incur additional losses and negative cash flows from operations in the near term. As of September 30, 2024, we had $30.6 million in cash and cash equivalents.

Since inception, we have received cumulative net proceeds from the Business Combination, the exercise of warrants, and the sale of our preferred and common stock of $973.4 million to fund our operations, and in May 2022 we received aggregate net proceeds of $111.4 million from the sale of 6.0% Convertible Senior Notes due 2027 as described below. As of September 30, 2024, our principal sources of liquidity were our cash and cash equivalents of $30.6 million which are principally invested in money market funds and fixed income instruments.

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

Our material cash requirements have consisted of operating activities, research and development costs, purchase price for acquisitions, transaction costs and capital expenditures. While our cash expenditures increased in recent quarters in connection with the 2024 Initiative, and we expect the 2022 Initiative and the 2024 Initiative to reduce cash expenditures in the long term. As of September 30, 2024, we had lease payment obligations of $26.6 million, with $7.9 million payable within 12 months.

Capital expenditures for the nine months ended September 30, 2024, totaled $0.7 million and consisted primarily of lab equipment and leasehold improvements. As of September 30, 2024, we did not have any capital expenditures payable within 12 months. As of September 30, 2024, we had $30.6 million in cash and cash equivalents and no short term investments. Our future cash requirements will depend on many factors including our revenue, research and development efforts, investments in, complementary or enhancing technologies or businesses, the success of the 2024 Initiative, the timing and extent of additional capital expenditures to invest in existing and new facilities, the expansion of sales and marketing and the introduction of and demand for new products.

We expect to continue to incur net losses and negative cash flows from operations, particularly as we continue to invest in commercialization and new product development. We believe that our existing capital resources will be sufficient to support our operating plan and cash commitments into the first quarter of 2025. This belief is based on assumptions that may change as a result of many factors currently unknown to us. If we require additional financing before the Merger is completed, we will need to enter into the Bridge Loan Documentation and borrow under the Bridge Loan Facility, and if the Merger is not completed, we will need to further increase our capital resources by issuing additional shares of our capital stock or offering debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity, or shares of preferred stock, and we may need to do so sooner than we expect. If sources of financing are available, they may result in substantial dilution to our stockholders. There is no assurance that sources of financing will be available on a timely basis, or on satisfactory terms, or at all. If sources of financing are not available, we may be forced to seek protection from our creditors through bankruptcy proceedings, discontinue operations, or liquidate our assets, and we may receive less than the value at which those assets are carried on our unaudited interim financial statements. These conditions raise substantial doubt regarding our ability to continue as a going concern within one year after the date of the filing of this Quarterly Report. For additional information, see Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

On March 14, 2024, following a comprehensive review of our operating plan, the Board of Directors approved an additional cost reduction plan that includes a review of strategic alternatives for our photopolymer business and a review of other potential cost saving actions (the “Photopolymer Initiative”). We explored alternatives for the photopolymer business, which may include divestitures, curtailment of investment or winding down of the business. As part of the Photopolymer Initiative, we assumed a shortened useful life on certain assets, including fixed assets, intangibles, and right of use assets, related to the photopolymer business and recorded $68.3 million and $80.3 million in incremental depreciation and amortization for the three and nine months ended September 30, 2024. During the three and nine months ended September 30, 2024, we recorded restructuring charges of $0.4 million and $1.3 million, respectively, related to employee severance and facility consolidations in connection with the Photopolymer Initiative.

We may undertake other potential specific initiatives to reduce our operating expenses and manage our cash flows. These initiatives could include disposing of certain of our assets, rationalizing our product portfolio, workforce adjustments based on changes to the business, manufacturing consolidation, improving our supply chain and logistics, improving our inventory management and consolidating certain of our facilities. These initiatives may not be successful, and they may not generate the cost savings we expect. Certain future events, such as a global recession, a material supply chain disruption or other events outside our control, may occur and could negatively impact our operating results and cash position and may require us to use our existing capital resources more quickly than we currently anticipate. These events may cause us to undertake additional cost savings measures or seek additional sources of financing. We also regularly evaluate opportunities to raise capital through the issuance of debt or equity, as well as potential strategic opportunities, including divestitures, entering into or exiting lines of business, business combinations, joint ventures, strategic alliances, strategic investments and other strategic transactions.

Cash Flows

Since inception, we have primarily used proceeds from the Business Combination, issuances of preferred stock and debt instruments to fund our operations and complete acquisitions. The following table sets forth a summary of cash flows for the nine months ended September 30, 2024, and 2023:

	For the Nine Months Ended
	September 30,
(Dollars in thousands)	2024	2023
Net cash used in operating activities	$(53,399)	$(91,854)
Net cash provided by investing activities	884	118,568
Net cash (used in) provided by financing activities	(640)	719
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(698)	(461)
Net change in cash, cash equivalents, and restricted cash	$(53,853)	$26,972

Operating Activities

Net cash used in operating activities was $53.4 million for the nine months ended September 30, 2024, primarily consisting of $191.0 million of net losses, adjusted for non-cash items, which primarily included depreciation and amortization expense of $103.8 million and stock-based compensation expense of $18.1 million, as well as $12.1 million in cash provided by working capital.

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

Investing Activities

Net cash provided by investing activities was $0.9 million for the nine months ended September 30, 2024, consisting of purchases of property and equipment of $0.8 million and proceeds from sales of property and equipment of $1.7 million.

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

Financing Activities

Net cash used in financing activities was $0.6 million for the nine months ended September 30, 2024, consisting primarily of $0.4 million in payments of taxes related to net share settlements upon vesting of restricted stock units and $0.2 million in repayment of loans.

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

Off-Balance Sheet Arrangements

In the normal course of operations, ExOne’s German subsidiary, ExOne GmbH, issues short-term financial guarantees and letters of credit to third parties in connection with certain commercial transactions requiring security through a credit facility with a German bank. At September 30, 2024, there were no outstanding balances from financial guarantees and letters of credit issued under the credit facility. For further discussion related to financial guarantees and letters of credit, refer to Note 17 in our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and short-term investment portfolio. Our investment strategy is focused on preserving capital and supporting our liquidity requirements, while earning a reasonable market return. We invest in a variety of U.S. government securities, corporate debt securities, asset-backed securities, and commercial paper. The market value of our marketable securities may decline if current market interest rates rise. As of September 30, 2024, the fair value of our cash and cash equivalents was $30.6 million. A 10% change in interest rates would have an immaterial impact on the fair value of our investment portfolio. Our marketable securities are recorded at fair value, and gains and losses from these securities are recognized within other comprehensive income as they occur.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. As described in our Annual Report on Form 10-K for the year ended December 31, 2023, we identified material weaknesses in our internal control over financial reporting. As a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act is recorded, processed, summarized, and reported as and when required.

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

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2024, we continued to implement certain internal controls in connection with remediation efforts related to the material weaknesses identified in our Annual Report on Form 10-K for the year ended December 31, 2023. There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As previously disclosed, on October 20, 2023, purported stockholder Pietro Campanella filed an amendment to the November 21, 2021 class action complaint in Delaware Court of Chancery against Desktop Metal, Inc., and former directors and officers of The ExOne Company, alleging breach of fiduciary duty and aiding and abetting breach of fiduciary duty claims in connection with the ExOne Merger (Campanella v. Rockwell, et al., Case No. 2021-1013-LWW). In particular, Mr. Campanella alleges that ExOne’s proxy statement and supplemental disclosures did not adequately disclose information related to a whistleblower investigation at one of Desktop Metal’s subsidiaries, EnvisionTEC, and the resignation of EnvisionTEC’s CEO, prior to the ExOne stockholder vote.

Defendants filed their motion to dismiss the complaint on January 12, 2024. The parties completed briefing on the motion to dismiss on May 22, 2024, and a hearing on the motion to dismiss was held on October 16, 2024.

As previously disclosed, four alleged shareholders of Desktop Metal stock filed purported securities class action complaints in the United States District Court for the District of Massachusetts, alleging that Desktop Metal and certain of its officers and directors violated Sections 10(b) and 20(a) of the Securities and Exchange Act by making false or misleading statements regarding EnvisionTEC’s manufacturing and product compliance practices and procedures. Plaintiffs filed a Consolidated Complaint on December 19, 2022. The parties completed briefing on the motion to dismiss in May 2023, and Judge Indira Talwani held oral argument on September 13, 2023. The Court issued a decision dismissing the Consolidated Complaint with prejudice and entered Judgment for defendants on September 21, 2023. On October 13, 2023, Lead Plaintiff Sophia Zhou filed a Notice of Appeal. The parties completed briefing on the Zhou Appeal in May 2024, and oral argument before the U.S. Court of Appeals for the First Circuit was held on September 10, 2024. On October 28, 2024, the Court of Appeals affirmed Judge Talwani’s order dismissing the Consolidated Complaint.

On August 12, 2024, a purported stockholder of Desktop Metal filed a complaint in the United States District Court for the Southern District of New York, captioned Bugantev v. Desktop Metal, Inc., No. 1:24-cv-06092 (S.D.N.Y.) (the “Bugantev Complaint”), alleging that Desktop Metal’s August 1, 2024 Preliminary Proxy Statement on Schedule 14A omitted material information with respect to the merger by and among the Company, Nano Dimension Ltd., and Nano US I, Inc. (the “Nano Merger”), rendering the disclosures set forth therein false and misleading in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended. On August 16, 2024, plaintiff voluntarily dismissed the Bugantev Complaint. On September 16 and 17, 2024, two purported stockholders of Desktop Metal filed complaints in the Supreme Court of the State of New York, County of New York, captioned Floyd v. Desktop Metal and Clark v. Desktop Metal, respectively, alleging negligent misrepresentation and concealment claims based on purported disclosure deficiencies in the Company’s Definitive Proxy Statement, filed August 15, 2024.

On September 25, 2024 and October 2, 2024, two purported stockholders of Desktop Metal filed actions in the Court of Chancery of the State of Delaware seeking certain books and records related to the Nano Merger under Section 220 of the Delaware General Corporations Code. The actions are captioned Nyren v. Desktop Metal, et al. and McDonald v. Desktop Metal, respectively.

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

Although our unaudited consolidated interim financial statements have been prepared assuming our company will continue as a going concern, our negative cash flows and current lack of financial resources raise substantial doubt as to our ability to satisfy our obligations as they become due within one year from the date of filing of this Quarterly Report on Form 10-Q. As of September 30, 2024, we had an accumulated deficit of $1,823.2 million and cash and cash equivalents of $30.6 million, and we incurred a net loss of $191.0 million in the nine months ended September 30, 2024. We expect our losses to continue for the foreseeable future. We believe that our existing capital resources will be sufficient to support our operating plan and cash commitments into the first quarter of 2025. This believe is based on assumptions that may change as a result of many factors currently unknown to us. If we require additional financing before the Merger is completed, we will need to enter into the Bridge Loan Documentation and borrow under the Bridge Loan Facility, and if the Merger is not completed, we will need to further increase our capital resources by issuing additional shares of our capital stock or offering debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity, or shares of preferred stock, and we may need to do so sooner than we expect. If sources of financing are available, they may result in substantial dilution to our stockholders. There is no assurance that sources of financing will be available on a timely basis, or on satisfactory terms, or at all. If we are unable to procure additional financing when needed, we would not be able to continue as a going concern. We may be forced to seek protection from our creditors through bankruptcy proceedings, discontinue operations, or liquidate our assets, and we may receive less than the value at which those assets are carried on our unaudited interim financial statements. Any of these outcomes could cause our shareholders to lose some or all of their investment.

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

Because the amount of the Per Share Merger Consideration to be received by our stockholders is subject to downward adjustment and will not be determined until three (3) business days before the closing of the Merger, stockholders will not know with certainty the exact amount of Per Share Merger Consideration they will receive upon consummation of the Merger. As of the date of this Quarterly Report on Form 10-Q, based on forecasted Company Transaction Expenses, our expectation that we will not draw on the Bridge Loan Facility and our expectations regarding the severance letter agreements, we estimate that adjustments to the Per Share Merger Consideration will total $0.44 per share, resulting in an adjusted Per Share Merger Consideration of $5.06 per share. No assurance can be given, however, that the adjustments will not be greater than anticipated. If the Company Transaction Expenses are greater than anticipated or if we have unanticipated liquidity needs, either as a result of a longer than expected time to closing or other unforeseen costs or other events, causing us to draw on the Bridge Loan Facility, the Per Share Merger Consideration will be reduced. If all of the reductions are fully realized, the Per Share Merger Consideration will be reduced to $4.07 per share.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

All issuances of unregistered securities by us during the three months ended September 30, 2024, have been included previously in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

The following table sets forth purchases of our common stock for the three months ended September 30, 2024:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
July 1, 2024 through July 30, 2024	570	$8.52	—	—
August 1, 2024 through August 31, 2024	5,467	$6.51	—	—
September 1, 2024 through September 30, 2024	62	$5.81	—	—
Total	6,099		—

(1) All of the shares were withheld from employees in satisfaction of minimum tax withholding obligations associated with the issuance of shares of Class A common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	As the Company previously reported in Item 9B of its Annual Report on Form 10-K for the year ended December 31, 2023, on March 14, 2024, following a comprehensive review of the Company’s operating plan, the Board of Directors approved an additional cost reduction plan that includes a review of strategic alternatives for the Company’s photopolymer business and a review of other potential cost saving actions (the “Photopolymer Initiative”). The Company explored alternatives for the photopolymer business, which may include divestitures, curtailment of investment or winding down of the business. As part of the Photopolymer Initiative, the Company assumed a shortened useful life on certain assets, including fixed assets, intangibles, and right of use assets, related to the photopolymer business and recorded $0 and $80.3 million in incremental depreciation and amortization as restructuring charges for the three and nine months ended September 30, 2024. During the three and nine months ended September 30, 2024, the Company recorded restructuring charges of $0.4 million and $1.3 million, respectively, related to employee severance and facility consolidations in connection with the Photopolymer Initiative.

For all committed restructuring activities under the Photopolymer Initiative, the Company now expects to incur total pre-tax restructuring charges of $82.1 million to $82.5 million, which includes the following charges:

●	$80.3 million of incremental depreciation and amortization, which was incurred during the nine months ended September 30, 2024;
●	between $1.5 million and $1.7 million of one-time termination benefits and associated costs, which includes the $1.3 million incurred during the nine months ended September 30, 2024; and
●	between $0.3 million and $0.5 million of lease termination and equipment exit costs.

The total estimated charges are expected to result in between $0.5 million and $0.9 million of future cash expenditures. The Company no longer expects to incur non-cash impairment charges related to long-lived assets in connection with the Photopolymer Initiative. The ranges of charges described above are estimates, and actual amounts may be materially different from these estimates.

(b)	None.
(c)	During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

(a)	Exhibits

The exhibits listed in the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q and are incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Exhibit		Form	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of July 2, 2024, by and among Nano Dimension, the Company and Merger Sub**	8-K	2.1	7/3/2024
10.1	Loan Term Sheet between the Company and Nano	8-K	10.2	7/3/2024
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)			*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)			*
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350			*
101.INS	Inline XBRL Instance Document			*
101.SCH	Inline XBRL Taxonomy Extension Schema Document			*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document			*
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document			*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document			*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)			*
*	Filed with this Quarterly Report on Form 10-Q.
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

DESKTOP METAL, INC.

Date: October 31, 2024	By:	/s/ Ric Fulop
Ric Fulop
Chief Executive Officer
(Principal Executive Officer)

Date: October 31, 2024	By:	/s/ Jason Cole
Jason Cole
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)